Form 10-Q
period 2018-10-31
CONNS INC
filed 2018-12-04
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2018
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 27, 2018:

Class	Outstanding
Common stock, $0.01 par value per share	31,727,947

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2018

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	October 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$3,492	$9,286
Restricted cash (includes VIE balance of $68,493 and $85,322, respectively)	70,043	86,872
Customer accounts receivable, net of allowances (includes VIE balance of $372,481 and $459,708, respectively)	630,396	636,825
Other accounts receivable	63,752	71,186
Inventories	227,164	211,894
Income taxes receivable	556	32,362
Prepaid expenses and other current assets	15,164	31,592
Total current assets	1,010,567	1,080,017
Long-term portion of customer accounts receivable, net of allowances (includes VIE balance of $326,657 and $455,002, respectively)	654,320	650,608
Property and equipment, net	146,326	143,152
Deferred income taxes	23,157	21,565
Other assets	6,642	5,457
Total assets	$1,841,012	$1,900,799
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of capital lease obligations	$804	$907
Accounts payable	110,359	71,617
Accrued compensation and related expenses	19,614	21,366
Accrued expenses	60,654	44,807
Income taxes payable	7,339	2,939
Deferred revenues and other credits	22,206	22,475
Total current liabilities	220,976	164,111
Deferred rent	90,410	87,003
Long-term debt and capital lease obligations (includes VIE balance of $611,353 and $787,979, respectively)	920,366	1,090,105
Other long-term liabilities	22,226	24,512
Total liabilities	1,253,978	1,365,731
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 31,726,635 and 31,435,775 shares issued, respectively)	317	314
Additional paid-in capital	107,720	101,087
Retained earnings	478,997	433,667
Total stockholders’ equity	587,034	535,068
Total liabilities and stockholders' equity	$1,841,012	$1,900,799
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenues:
Product sales	$256,731	$263,786	$773,224	$774,741
Repair service agreement commissions	23,579	24,488	72,104	72,703
Service revenues	3,564	3,534	10,615	10,062
Total net sales	283,874	291,808	855,943	857,506
Finance charges and other revenues	89,950	81,364	260,888	238,139
Total revenues	373,824	373,172	1,116,831	1,095,645
Costs and expenses:
Cost of goods sold	166,886	175,591	507,102	519,847
Selling, general and administrative expense	118,380	114,355	353,948	332,524
Provision for bad debts	47,548	56,512	142,455	161,891
Charges and credits	5,537	5,861	5,837	11,156
Total costs and expenses	338,351	352,319	1,009,342	1,025,418
Operating income	35,473	20,853	107,489	70,227
Interest expense	15,098	18,095	47,484	62,142
Loss on extinguishment of debt	—	461	1,773	2,907
Income before income taxes	20,375	2,297	58,232	5,178
Provision for income taxes	5,745	728	13,859	1,916
Net income	$14,630	$1,569	$44,373	$3,262
Income per share:
Basic	$0.46	$0.05	$1.40	$0.10
Diluted	$0.45	$0.05	$1.38	$0.10
Weighted average common shares outstanding:
Basic	31,712,862	31,292,913	31,636,270	31,121,177
Diluted	32,321,874	31,764,594	32,251,952	31,457,420
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net income	$44,373	$3,262
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	23,262	23,138
Amortization of debt issuance costs	8,795	13,157
Provision for bad debts and uncollectible interest	179,702	192,354
Stock-based compensation expense	8,514	5,899
Charges, net of credits, for store and facility closures and relocations	—	428
Deferred income tax benefit	(1,847)	(1,112)
Gain (loss) on sale/disposal of property and equipment	(620)	5,636
Tenant improvement allowances received from landlords	9,532	5,072
Change in operating assets and liabilities:
Customer accounts receivable	(176,195)	(126,654)
Other accounts receivables	10,589	5,641
Inventories	(15,269)	(70,623)
Other assets	16,427	964
Accounts payable	35,357	8,186
Accrued expenses	13,505	21,371
Income taxes	36,205	151
Deferred rent, revenues and other credits	(10,236)	(4,971)
Net cash provided by operating activities	182,094	81,899
Cash flows from investing activities:
Purchase of property and equipment	(22,609)	(11,995)
Net cash used in investing activities	(22,609)	(11,995)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	358,300	469,814
Payments on asset-backed notes	(619,674)	(814,568)
Borrowings from Revolving Credit Facility	1,266,333	1,257,052
Payments on Revolving Credit Facility	(1,260,283)	(1,082,552)
Borrowings from warehouse facility	173,286	79,940
Payments on warehouse facility	(88,876)	(23,066)
Payments for debt issuance costs and amendment fees	(7,381)	(8,172)
Proceeds from stock issued under employee benefit plans	1,055	3,011
Tax payments associated with equity-based compensation transactions	(2,931)	(570)
Payments from extinguishment of debt	(1,177)	(837)
Other	(760)	(379)
Net cash used in financing activities	(182,108)	(120,327)
Net change in cash, cash equivalents and restricted cash	(22,623)	(50,423)
Cash, cash equivalents and restricted cash, beginning of period	96,158	134,264
Cash, cash equivalents and restricted cash, end of period	$73,535	$83,841
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$508	$3,196
Property and equipment purchases not yet paid	$5,454	$1,021
Supplemental cash flow data:
Cash interest paid	$33,854	$44,561
Cash income taxes paid (refunded), net	$(20,468)	$2,878
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
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Conn's, Inc. and its wholly-owned subsidiaries, including the VIEs, have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and prevailing industry practice for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 31, 2018 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “2018 Form 10-K”) which was filed with the United States Securities and Exchange Commission (the “SEC”) on April 5, 2018, as updated by our Form 8-K filed with the SEC on November 23, 2018.
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
Cash and Cash Equivalents. As of October 31, 2018, cash and cash equivalents included cash and credit card deposits in transit. As of January 31, 2018, cash and cash equivalents included cash, credit card deposits in transit, and highly liquid debt instruments purchased with a maturity of three months or less. Credit card deposits in transit included in cash and cash equivalents were $2.0 million and $2.0 million as of October 31, 2018 and January 31, 2018, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of October 31, 2018 and January 31, 2018 includes $54.7 million and $58.1 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $13.8 million and $27.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
In an effort to mitigate losses on our accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty. In our role as servicer we may also make modifications to loans held by the VIEs. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to us. We may extend or “re-age” our customer accounts, which involves modifying the payment terms to defer a portion of the cash payments due. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extend the term. We consider accounts that have been re-aged in excess of three months or refinanced as Troubled Debt Restructurings (“TDR” or “Restructured Accounts”).
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At October 31, 2018 and January 31, 2018, there was $11.6 million and $12.5 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the balance of the loan. At October 31, 2018, customer receivables carried in non-accrual status were $15.6 million, of which $11.8 million were in bankruptcy status and less than 60 days past due. At January 31, 2018, customer receivables carried in non-accrual status were $16.9 million, of which $14.5 million were in bankruptcy status and less than 60 days past due. At October 31, 2018 and January 31, 2018, customer receivables that were past due 90 days or more and still accruing interest totaled $110.6 million and $109.7 million, respectively.
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
Qualitative adjustments are made to the allowance for bad debts when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. These qualitative considerations are based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in concentrations of credit, and other internal or external factor changes. We utilize an economic qualitative adjustment based on changes in unemployment rates if current unemployment rates in our markets are worse than they were on average over the last 24 months.  We also qualitatively limit the impact of changes in first payment default rates and changes in delinquency when those changes result in a decrease to the allowance for bad debts based on a measure of the dispersion of historical charge-off rates. At October 31, 2018, we utilized a qualitative factor related to changes in the nature of the portfolio.
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
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Capital Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $6.5 million and $5.2 million as of October 31, 2018 and January 31, 2018, respectively.
Income Taxes. For the nine months ended October 31, 2018 and 2017, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2019 and 2018 pre-tax income, respectively, in determining income tax expense.
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
For the nine months ended October 31, 2018 and 2017, the effective tax rate was 23.8% and 37.0%, respectively. The primary factors affecting our effective tax rate for the nine months ended October 31, 2018 were a decrease in the Federal Tax Rate as a result of the Tax Act, an increase in pre-tax earnings, and excess tax benefits related to the vesting of equity compensation.
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
The following table sets forth the restricted stock unit awards (“RSUs”), performance stock unit awards (“PSUs”) and stock options granted during the three and nine months ended October 31, 2018 and 2017:

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
RSUs (1)	3,200	2,740	153,089	646,033
PSUs (2)	—	—	—	501,012
Stock Options (3)	—	—	620,166	—
Total stock awards granted	3,200	2,740	773,255	1,147,045
Aggregate grant date fair value (in thousands)	$120	$50	$17,304	$14,596
(1) The majority of RSUs issued during the three and nine months ended October 31, 2018 and 2017 are scheduled to vest ratably over periods of three to four years from the date of grant.
(2) The PSUs issued during the nine months ended October 31, 2017 will vest, if at all, upon the certification, after fiscal year 2020, by the compensation committee of the satisfaction of the annual and cumulative Earnings Before Interest, Taxes, Depreciation and Amortization performance conditions over the three fiscal years commencing with fiscal year 2018.
(3) The weighted-average assumptions for the option awards granted during the nine months ended October 31, 2018 included expected volatility of 68.0%, an expected term of 6.5 years and risk-free interest rate of 2.67%. No dividend yield was included in the weighted-average assumptions for the option awards granted during the nine months ended October 31, 2018.
For the three months ended October 31, 2018 and 2017, stock-based compensation expense was $2.9 million and $1.7 million, respectively. For the nine months ended October 31, 2018 and 2017, stock-based compensation expense was $8.5 million and $5.9 million, respectively.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Weighted-average common shares outstanding - Basic	31,712,862	31,292,913	31,636,270	31,121,177
Dilutive effect of stock options, RSUs and PSUs	609,012	471,681	615,682	336,243
Weighted-average common shares outstanding - Diluted	32,321,874	31,764,594	32,251,952	31,457,420
For the three months ended October 31, 2018 and 2017, the weighted-average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect was 630,698 and 158,627, respectively. For the nine months ended October 31, 2018 and 2017, the weighted-average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect was 503,747 and 356,116, respectively.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount, which includes the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At October 31, 2018, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $223.6 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At October 31, 2018, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred Revenue. Deferred revenue related to contracts with customers as defined by ASC 606 consists of deferred customer deposits and deferred RSA administration fees. During the three and nine months ended October 31, 2018, we recognized $1.7 million and $1.8 million, respectively, of revenue for customer deposits deferred as of the beginning of those periods. During the three and nine months ended October 31, 2018, we recognized $1.5 million and $4.2 million respectively, of revenue for RSA administrative fees deferred as of the beginning of those periods.
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
The adoption of ASC 606 did not have a material impact on the consolidated financial statements for the three and nine months ended October 31, 2018 and no comparative financial statements are presented.
Internal Controls. As a result of the adoption of ASC 606, we evaluated our internal control framework and there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows provides the change in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. We hold restricted cash related to our asset backed security transactions and lending license requirements. Effective February 1, 2018, the Company retrospectively adopted the ASU which resulted in us no longer presenting the changes in restricted cash balances as a component of cash flows from financing activities but instead including the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The total cash flow impact for the nine months ended October 31, 2017 was an increase in the cash used in financing activities of $39.6 million. The balances of cash and cash equivalents and restricted cash are separately presented within the Condensed Consolidated Balance Sheet as of October 31, 2018 and January 31, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. Among other things, debt prepayment or debt extinguishment costs will be presented as cash outflows for financing activities on the statement of cash flows. Effective February 1, 2018, the Company retrospectively adopted the ASU, which resulted in us no longer presenting the cash payment for debt extinguishment costs as a component of cash flows from operating activities but instead including the cash payment as a component of cash flows from financing activities. The adoption of this ASU resulted in the reclassification of $0.8 million in payments on extinguishment of debt previously classified as a cash outflow from operating activities to a cash outflow from financing activities for the nine months ended October 31, 2017.
Recent Accounting Pronouncements Yet To Be Adopted. In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842), which will change how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to how we currently account for capital leases. We are the lessee under various lease agreements for our retail stores and equipment that are currently accounted for as operating leases as discussed in Note 8, Leases, in our audited consolidated financial statements included in our 2018 Form 10-K, as updated by our Form 8-K filed with the SEC on November 23, 2018. On transition, we will recognize a cumulative-effect adjustment to the retained earnings on the opening balance sheet in the period of adoption using a modified retrospective approach. Based on our preliminary assessment, we believe the adoption of this ASU will have a material impact on our Condensed Consolidated Balance Sheet as we will be required to report additional leases on our Condensed Consolidated Balance Sheet. The Company plans to elect certain optional practical expedients which include the option to retain the current classification of leases entered into prior to February 1, 2019, and thus does not anticipate a material impact to the consolidated statements of earnings or consolidated statements of cash flows. The Company also plans to adopt an optional transition method finalized by the FASB in July 2018 that waives the requirement to apply this ASU in the comparative periods presented within the financial statements in the year of adoption. The Company expects to be affected by the transition guidance related to recognition of deferred gains recorded under previous sale and operating leaseback transactions, which requires companies to recognize any deferred gains not resulting from off-market terms as a cumulative-effect adjustment to retained earnings upon adoption of ASU 2016-02. The Company is also evaluating and implementing changes to our accounting policies, processes, and internal controls to ensure compliance with the standard’s reporting and disclosure requirements as well as implementing a new lease accounting module within its lease management system to support the new accounting requirements. The Company is currently quantifying the impact of ASU 2016-02 to its consolidated financial statements, including the impact of recognizing a lease obligation and right-of-use asset on its consolidated balance sheet for lease agreements currently accounted for as operating leases. We will adopt the new standard in the first quarter of fiscal year 2020.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1) (2)
(in thousands)	October 31, 2018	January 31, 2018	October 31, 2018	January 31, 2018	October 31, 2018	January 31, 2018
Customer accounts receivable	$1,345,361	$1,374,269	$103,556	$114,120	$207,805	$217,952
Restructured accounts	181,145	153,593	44,880	37,687	181,145	153,593
Total customer portfolio balance	$1,526,506	$1,527,862	$148,436	$151,807	$388,950	$371,545
Allowance for uncollectible accounts	(207,097)	(203,572)
Allowances for no-interest option credit programs	(18,716)	(20,960)
Deferred fees and origination costs, net	(15,977)	(15,897)
Total customer accounts receivable, net	1,284,716	1,287,433
Short-term portion of customer accounts receivable, net	(630,396)	(636,825)
Long-term portion of customer accounts receivable, net	$654,320	$650,608
Securitized receivables held by the VIEs	$838,835	$1,085,385	$101,433	$124,627	$287,902	$300,348
Receivables not held by the VIEs	687,671	442,477	47,003	27,180	101,048	71,197
Total customer portfolio balance	$1,526,506	$1,527,862	$148,436	$151,807	$388,950	$371,545

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of October 31, 2018 and January 31, 2018, the amounts included within both 60 days past due and re-aged was $92.0 million and $80.8 million, respectively. As of October 31, 2018 and January 31, 2018, the total customer portfolio balance past due one day or greater was $418.4 million and $401.0 million, respectively. These amounts include the 60 days past due balances shown.

(2)
The re-aged receivables balance as of October 31, 2018 and January 31, 2018 includes $34.3 million and $62.0 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

The following presents the activity in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Nine Months Ended October 31, 2018			Nine Months Ended October 31, 2017
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$148,856	$54,716	$203,572	$158,992	$51,183	$210,175
Provision (1)	127,472	51,440	178,912	139,406	52,948	192,354
Principal charge-offs (2)	(119,242)	(38,990)	(158,232)	(133,033)	(44,657)	(177,690)
Interest charge-offs	(23,696)	(7,748)	(31,444)	(21,884)	(7,346)	(29,230)
Recoveries (2)	10,768	3,521	14,289	5,463	1,834	7,297
Allowance at end of period	$144,158	$62,939	$207,097	$148,944	$53,962	$202,906
Average total customer portfolio balance	$1,341,415	$167,473	$1,508,888	$1,352,137	$141,155	$1,493,292

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include principal collections of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2018	2017	2018	2017
Facility closure costs	$—	$—	$—	$1,349
Securities-related regulatory matter and other legal fees	—	—	300	34
Employee severance	737	—	737	1,317
Indirect tax audit reserve	—	—	—	2,595
Legal judgment	4,800	—	4,800	—
Write-off of capitalized software costs	—	5,861	—	5,861
	$5,537	$5,861	$5,837	$11,156
During the three months ended October 31, 2018, we recorded severance costs related to a change in the executive management team and costs related to the TFL Judgment (as defined below). Refer to Note 6, Contingencies, for additional information about the TFL Judgment. During the nine months ended October 31, 2018, we recorded a contingency reserve related to a regulatory matter, severance costs related to a change in the executive management team and costs related to the TFL Judgment. Refer to Note 6, Contingencies, for additional information about the TFL Judgment. During the three months ended October 31, 2017, we incurred a loss from the write-off of previously capitalized costs for a software project that was abandoned during the third quarter of fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013. During the nine months ended October 31, 2017, we incurred exit costs associated with reducing the square footage of a distribution center, severance costs related to a change in the executive management team, a charge related to an increase in our indirect tax audit reserve, and a loss from the write-off of previously capitalized costs for a software project that was abandoned during the third quarter of fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013.
4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2018	2017	2018	2017
Interest income and fees	$82,964	$74,144	$239,745	$210,765
Insurance income	6,807	7,125	20,852	27,107
Other revenues	179	95	291	267
	$89,950	$81,364	$260,888	$238,139
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
During the three months ended October 31, 2018 and 2017, interest income and fees reflected provisions for uncollectible interest of $13.4 million and $10.5 million, respectively. The amount included in interest income and fees related to TDR accounts for the three months ended October 31, 2018 and 2017 are $7.1 million and $4.8 million, respectively. During the nine months ended October 31, 2018 and 2017, interest income and fees reflected provisions for uncollectible interest of $37.2 million and $31.0 million, respectively. The amount included in interest income and fees related to TDR accounts for the nine months ended October 31, 2018 and 2017 are $19.4 million and $14.0 million, respectively. Insurance income decreased over the nine month period primarily due to a decrease in retrospective income as a result of higher claim volumes related to Hurricane Harvey.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

(in thousands)	October 31, 2018	January 31, 2018
Revolving Credit Facility	$83,050	$77,000
Senior Notes	227,000	227,000
2016-B VIE Asset-backed Class B Notes	—	73,589
2017-A VIE Asset-backed Class A Notes	—	59,794
2017-A VIE Asset-backed Class B Notes	—	106,270
2017-A VIE Asset-backed Class C Notes	—	50,340
2017-B VIE Asset-backed Class A Notes	26,097	292,663
2017-B VIE Asset-backed Class B Notes	132,180	132,180
2017-B VIE Asset-backed Class C Notes	78,640	78,640
2018-A VIE Asset-backed Class A Notes	154,907	—
2018-A VIE Asset-backed Class B Notes	69,550	—
2018-A VIE Asset-backed Class C Notes	69,550	—
Warehouse Notes	84,409	—
Capital lease obligations	4,698	4,949
Total debt and capital lease obligations	930,081	1,102,425
Less:
Discount on debt	(2,106)	(2,527)
Deferred debt issuance costs	(6,805)	(8,886)
Current maturities of capital lease obligations	(804)	(907)
Long-term debt and capital lease obligations	$920,366	$1,090,105
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
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments, excluding certain restricted payments permitted under the Indenture, exceeds the sum of (i) 50% of Consolidated Net Income from November 1, 2015 to the end of the most recent fiscal quarter, (ii) 100% of net cash proceeds and the fair market value of certain capital stock and other property received in or exchanged for the sale or issuance of Capital Stock, (iii) amount by which certain indebtedness is reduced upon conversion or exchange for Capital Stock and (iv) certain reductions in Restricted Investments (the sum of clauses (i) through (iv) as of October 31, 2018, the “Consolidate Net Income Threshold Amount”). These limitations, however, are subject to certain permitted exceptions, including (1) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to such dividends and other restricted payments, we would have had a leverage ratio, as defined in the Indenture, of less than or equal to 2.50 to 1.0 and (2) a general exception that permits the payment of up to $375.0 million in restricted payments not otherwise permitted under the Indenture (the “Permitted Distribution Amount”). As a result of the sum of the Consolidated Net Income Threshold Amount and Permitted Distribution Amount, as of October 31, 2018, $207.8 million would have been free from the distribution restriction. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. During fiscal years 2019, 2018 and 2017 we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
Under the terms of the securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of issued notes, and then to us as the holder of non-issued notes, if any, and residual equity. We retain the servicing of the securitized portfolios and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which are reflected as a reduction to net charge-offs on a consolidated basis.
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
The asset-backed notes consist of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate (2)
2017-B Class A Notes	$361,400	$358,945	$26,097	12/20/2017	7/15/2020	2.73%	5.17%
2017-B Class B Notes	132,180	131,281	132,180	12/20/2017	4/15/2021	4.52%	5.23%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.34%
2018-A Class A Notes	219,200	217,832	154,907	8/15/2018	1/17/2023	3.25%	4.73%
2018-A Class B Notes	69,550	69,020	69,550	8/15/2018	1/17/2023	4.65%	5.43%
2018-A Class C Notes	69,550	68,850	69,550	8/15/2018	1/17/2023	6.02%	6.79%
Warehouse Notes	121,060	118,972	84,409	7/16/2018	1/15/2020	Index + 2.50% (3)	6.56%
Total	$1,051,580	$1,042,743	$615,333

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the nine months ended October 31, 2018, and inclusive of retrospective adjustments to deferred debt issuance costs based on changes in timing of actual and expected cash flows.

(3)	The rate on the Warehouse Notes is defined as the applicable index plus a 2.50% fixed margin.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On August 15, 2018, an affiliate of the Company (the “Issuer”) completed the issuance and sale of asset-backed notes at a face amount of $358.3 million secured by the transferred customer accounts receivables and restricted cash held by a VIE, which resulted in net proceeds to us of $355.7 million, net of transaction costs and restricted cash held by the VIE. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on January 17, 2023 and consist of $219.2 million of the Issuer’s 3.25% Asset Backed Fixed Rate Notes, Series 2018-A, Class A, $69.6 million of the Issuer’s 4.65% Asset Backed Fixed Rate Notes, Series 2018-A, Class B, and $69.6 million of the Issuer’s 6.02% Asset Backed Fixed Rate Notes, Series 2018-A, Class C.
Revolving Credit Facility. On May 23, 2018, Conn's, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment”), dated as of October 30, 2015, with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base.
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
Subsequent to the adoption of the Fourth Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin based on facility availability which specified a margin ranging from 2.50% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. As of October 31, 2018, we also paid an unused fee on the portion of the commitments that was available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 7.0% for the nine months ended October 31, 2018.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2018, we had immediately available borrowing capacity of $401.6 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million. We also had $162.8 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and total eligible inventory balances.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of October 31, 2018, we were restricted from making distributions, including

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repayments of the Senior Notes or other distributions, in excess of $282.5 million as a result of the Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with the debt covenants of our Revolving Credit Facility at October 31, 2018. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at October 31, 2018 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	4.07:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	3.97:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	2.01:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.08:1.00	2.00:1.00
Capital Expenditures, net, must not exceed maximum	$16.0 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
6.     Contingencies
Securities Class Action Litigation. We and two of our former executive officers were defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Southern District of Texas (the “Court”), captioned In re Conn's Inc. Securities Litigation, Cause No. 14-CV-00548 (the “Consolidated Securities Action”). The plaintiffs in the Consolidated Securities Action alleged that the defendants made false and misleading statements or failed to disclose material adverse facts about our business, operations, and prospects. They alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought to certify a class of all persons and entities that purchased or otherwise acquired Conn's common stock or call options, or sold or wrote Conn's put options between April 3, 2013 and December 9, 2014. The complaint did not specify the amount of damages sought.
On June 30, 2015, the Court held a hearing on the defendants' motion to dismiss plaintiffs' complaint. At the hearing the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. In May 2016, the Court issued a ruling that dismissed 78 of 91 alleged misstatements. In late June 2017 the Court granted the plaintiffs’ motion for class certification, and shortly thereafter, Defendants filed a petition for permission to appeal to the United States Fifth Circuit Court of Appeals (the “Fifth Circuit”). The Fifth Circuit granted leave to appeal on August 21, 2017.
On June 14, 2018, the parties filed a motion for preliminary approval of a settlement for the Consolidated Securities Action. The Court granted preliminary approval of the settlement terms and stayed the Consolidated Securities Action on June 28, 2018. The $22.5 million settlement was funded solely by proceeds from our insurance carriers. As part of the settlement, we, along with the other executive officer defendants, have denied and continue to deny any wrongdoing giving rise to any liability or violation of the law, including the U.S. securities laws, as well as each and every one of the claims alleged by plaintiffs in the Consolidated Securities Action.
The Court held a final settlement approval hearing on October 11, 2018 and that same day the Court signed its Final Order and Judgment approving the terms of the settlement of the Consolidated Securities Action. On November 16, 2018, after no appeal from the Final Order and Judgment was filed and the settlement became final, we filed a motion to voluntarily dismiss the Fifth Circuit appeal. The Fifth Circuit dismissed the appeal on November 15, 2018.
On April 2, 2018, MicroCapital Fund, LP, MicroCapital Fund Ltd, and MicroCapital LLC filed a lawsuit (the “MicroCapital Lawsuit”) against us and certain of our former executive officers in the United States District Court for the Southern District of Texas, Cause No. 4:18-CV-01020 (the “MicroCapital Action”).  The plaintiffs in this action allege that the defendants made false and misleading statements or failed to disclose material facts about our credit and underwriting practices, accounting and internal controls.  Plaintiffs allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Texas and Connecticut common law fraud, and Texas common law negligent misrepresentation against all defendants; as well as section 20A of the Securities Exchange Act of 1934; and Connecticut common law negligent misrepresentation against certain defendants arising from plaintiffs’ purchase of Conn’s, Inc. securities between April 3, 2013 and February 20, 2014.  The complaint does not specify the amount of damages sought.
On April 27, 2018, the plaintiffs in the MicroCapital Action filed a motion for a ruling that discovery can proceed and a request for a Rule 16 conference. We filed a response in opposition, as well as a cross-motion to stay this action in its entirety on May

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18, 2018. On July 10, 2018, the court granted our cross-motion to stay this action pending final approval of settlement in the Consolidated Securities Action. On November 6, 2018, defendants filed a motion to dismiss plaintiff’s complaint. Plaintiff’s response is due on December 19, 2018, and defendants’ reply in support of their motion to dismiss is due on January 16, 2019.
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
The Court previously approved a stipulation among the parties to stay the action pending resolution of the motion for class certification in the Consolidated Securities Action. The Court has agreed to continue to the stay through the final settlement approval hearing in the Consolidated Securities Action on October 11, 2018, and set a deadline of November 1, 2018, for defendants to respond to the complaint. On November 1, the defendants filed a motion to dismiss plaintiff’s complaint.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. On September 7, 2018, the Court held a status conference at which the parties informed the Court of the October 11, 2018 final approval hearing for the settlement in the Consolidated Securities Action. In light of the pending settlement, the Court ordered the parties to appear for a status conference on December 7, 2018, and ordered the plaintiff to send us a courtesy copy of the amended petition that his counsel expressed an interest in filing. We received a copy of the amended petition on October 12, 2018.
Prior to filing a lawsuit, an alleged shareholder, Robert J. Casey II (“Casey”), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Casey, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn's, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. Pursuant to the parties’ agreement, this action is stayed pending the resolution of the Consolidated Securities Action. No further activity has occurred in this case since the Final Order and Judgment was entered in the Consolidated Securities Action.
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
TF LoanCo. In April 2014, Conn’s entered into an agreement with TF LoanCo (“TFL”) to sell Conn’s charged-off accounts. In August 2014, Conn’s sued TFL for breach of contract in the U.S. District Court (the “Court”). TFL filed counterclaims. In October 2016, the Court issued a decision in favor of Conn’s on all claims against TFL. TFL appealed the Court’s decision. On September 10, 2018, the U.S. Court of Appeals for the Fifth Circuit unanimously reversed the Court’s decision and entered a judgment (the “TFL Judgment”) in favor of TFL which required Conn’s to pay approximately $4.8 million, which includes the purchase price, statutory pre-judgment interest and attorney’s fees to TFL. The TFL Judgment was recognized as a charge during the three months ended October 31, 2018.
In addition, we are involved in other routine litigation and claims incidental to our business from time to time which, individually or in the aggregate, are not expected to have a material adverse effect on us. As required, we accrue estimates of the probable costs

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn's, Inc.):

(in thousands)	October 31, 2018	January 31, 2018
Assets:
Restricted cash	$68,493	$85,322
Due from Conn's, Inc., net	—	15,212
Customer accounts receivable:
Customer accounts receivable	715,253	987,418
Restructured accounts	123,581	97,967
Allowance for uncollectible accounts	(121,021)	(143,115)
Allowances for no-interest option credit programs	(11,283)	(18,228)
Deferred fees and origination costs	(7,392)	(9,332)
Total customer accounts receivable, net	699,138	914,710
Total assets	$767,631	$1,015,244
Liabilities:
Accrued expenses	$4,889	$6,723
Other liabilities	7,172	10,639
Due to Conn's, Inc., net	4,496	—

Long-term debt:
2016-B Class B Notes	—	73,589
2017-A Class A Notes	—	59,794
2017-A Class B Notes	—	106,270
2017-A Class C Notes	—	50,340
2017-B Class A Notes	26,097	292,663
2017-B Class B Notes	132,180	132,180
2017-B Class C Notes	78,640	78,640
2018-A Class A Notes	154,907	—
2018-A Class B Notes	69,550	—
2018-A Class C Notes	69,550	—
Warehouse Notes	84,409	—
	615,333	793,476
Less: deferred debt issuance costs	(3,980)	(5,497)
Total long-term debt	611,353	787,979
Total liabilities	$627,910	$805,341
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of the asset-backed notes have no recourse to assets outside of the respective VIEs.
8.     Segment Reporting
Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources and assess performance. We are a leading specialty retailer and offer a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core credit-constrained consumers. We have two operating segments: (i) retail and (ii) credit. Our operating segments complement one another. The retail segment operates primarily through our stores and website. Our retail segment product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit segment offers affordable financing solutions to a large, under-served population of credit-constrained consumers who

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

typically have limited credit alternatives. Our operating segments provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets, and product repair service. The operating segments follow the same accounting policies used in our condensed consolidated financial statements.
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
As of October 31, 2018, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment is presented in the following tables:

	Three Months Ended October 31, 2018			Three Months Ended October 31, 2017
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$91,342	$—	$91,342	$97,146	$—	$97,146
Home appliance	79,542	—	79,542	83,837	—	83,837
Consumer electronic	60,008	—	60,008	58,062	—	58,062
Home office	22,661	—	22,661	20,295	—	20,295
Other	3,178	—	3,178	4,446	—	4,446
Product sales	256,731	—	256,731	263,786	—	263,786
Repair service agreement commissions	23,579	—	23,579	24,488	—	24,488
Service revenues	3,564	—	3,564	3,534	—	3,534
Total net sales	283,874	—	283,874	291,808	—	291,808
Finance charges and other revenues	179	89,771	89,950	95	81,269	81,364
Total revenues	284,053	89,771	373,824	291,903	81,269	373,172
Costs and expenses:
Cost of goods sold	166,886	—	166,886	175,591	—	175,591
Selling, general and administrative expense (1)	80,894	37,486	118,380	80,676	33,679	114,355
Provision for bad debts	286	47,262	47,548	189	56,323	56,512
Charges and credits	737	4,800	5,537	5,861	—	5,861
Total costs and expenses	248,803	89,548	338,351	262,317	90,002	352,319
Operating income (loss)	35,250	223	35,473	29,586	(8,733)	20,853
Interest expense	—	15,098	15,098	—	18,095	18,095
Loss on extinguishment of debt	—	—	—	—	461	461
Income (loss) before income taxes	$35,250	$(14,875)	$20,375	$29,586	$(27,289)	$2,297

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended October 31, 2018			Nine Months Ended October 31, 2017
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$285,428	$—	$285,428	$286,886	$—	$286,886
Home appliance	249,036	—	249,036	253,044	—	253,044
Consumer electronic	167,964	—	167,964	166,761	—	166,761
Home office	60,260	—	60,260	54,945	—	54,945
Other	10,536	—	10,536	13,105	—	13,105
Product sales	773,224	—	773,224	774,741	—	774,741
Repair service agreement commissions	72,104	—	72,104	72,703	—	72,703
Service revenues	10,615	—	10,615	10,062	—	10,062
Total net sales	855,943	—	855,943	857,506	—	857,506
Finance charges and other revenues	291	260,597	260,888	267	237,872	238,139
Total revenues	856,234	260,597	1,116,831	857,773	237,872	1,095,645
Costs and expenses:
Cost of goods sold	507,102	—	507,102	519,847	—	519,847
Selling, general and administrative expense (1)	241,649	112,299	353,948	233,290	99,234	332,524
Provision for bad debts	789	141,666	142,455	584	161,307	161,891
Charges and credits	1,037	4,800	5,837	11,156	—	11,156
Total costs and expenses	750,577	258,765	1,009,342	764,877	260,541	1,025,418
Operating income (loss)	105,657	1,832	107,489	92,896	(22,669)	70,227
Interest expense	—	47,484	47,484	—	62,142	62,142
Loss on extinguishment of debt	—	1,773	1,773	—	2,907	2,907
Income (loss) before income taxes	$105,657	$(47,425)	$58,232	$92,896	$(87,718)	$5,178

(1)
For the three months ended October 31, 2018 and 2017, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $9.1 million and $7.3 million, respectively. For the three months ended October 31, 2018 and 2017, the amount of reimbursement made to the retail segment by the credit segment was $9.5 million and $9.3 million, respectively. For the nine months ended October 31, 2018 and 2017, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $26.7 million and $21.5 million, respectively. For the nine months ended October 31, 2018 and 2017, the amount of reimbursement made to the retail segment by the credit segment was $28.3 million and $27.9 million, respectively.

9.	Guarantor Financial Information
Conn's, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn's, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of October 31, 2018 and January 31, 2018, the direct or indirect subsidiaries of Conn's, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn's, Inc. in the form of dividends or distributions.
The following financial information presents the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Income, and Condensed Consolidated Statement of Cash Flows for Conn's, Inc. (the issuer of the Senior Notes), the Guarantors, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and operations. The consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),
(ii) Guarantors,
(iii) Non-Guarantor Subsidiaries, and

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iv) the parent company and the subsidiaries on a consolidated basis at October 31, 2018 and January 31, 2018 (after the elimination of intercompany balances and transactions). Condensed Consolidated Net Income is the same as Condensed Consolidated Comprehensive Income for the periods presented.
Condensed Consolidated Balance Sheet as of October 31, 2018:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3,492	$—	$—	$3,492
Restricted cash	—	1,550	68,493	—	70,043
Customer accounts receivable, net of allowances	—	257,915	372,481	—	630,396
Other accounts receivable	—	63,752	—	—	63,752
Inventories	—	227,164	—	—	227,164
Other current assets	—	19,121	—	(3,401)	15,720
Total current assets	—	572,994	440,974	(3,401)	1,010,567
Investment in and advances to subsidiaries	790,746	139,723	—	(930,469)	—
Long-term portion of customer accounts receivable, net of allowances	—	327,663	326,657	—	654,320
Property and equipment, net	—	146,326	—	—	146,326
Deferred income taxes	23,157	—	—	—	23,157
Other assets	—	6,642	—	—	6,642
Total assets	$813,903	$1,193,348	$767,631	$(933,870)	$1,841,012
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$804	$—	$—	$804
Accounts payable	—	110,359	—	—	110,359
Accrued expenses	4,800	81,319	4,889	(3,401)	87,607
Other current liabilities	—	14,334	7,872	—	22,206
Total current liabilities	4,800	206,816	12,761	(3,401)	220,976
Deferred rent	—	90,410	—	—	90,410
Long-term debt and capital lease obligations	222,069	86,944	611,353	—	920,366
Other long-term liabilities	—	18,430	3,796	—	22,226
Total liabilities	226,869	402,600	627,910	(3,401)	1,253,978
Total stockholders' equity	587,034	790,746	139,723	(930,469)	587,034
Total liabilities and stockholders' equity	$813,903	$1,193,346	$767,633	$(933,870)	$1,841,012
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Income for the Three Months Ended October 31, 2018:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$283,874	$—	$—	$283,874
Finance charges and other revenues	—	48,666	41,284	—	89,950
Servicing fee revenue	—	12,226	—	(12,226)	—
Total revenues	—	344,766	41,284	(12,226)	373,824
Costs and expenses:
Cost of goods sold	—	166,886	—	—	166,886
Selling, general and administrative expense	—	118,234	12,372	(12,226)	118,380
Provision for bad debts	—	7,715	39,833	—	47,548
Charges and credits	—	5,537	—	—	5,537
Total costs and expenses	—	298,372	52,205	(12,226)	338,351
Operating income	—	46,394	(10,921)	—	35,473
Interest expense	4,448	2,106	8,544	—	15,098
Loss on extinguishment of debt	—	—	—	—	—
Income (loss) before income taxes	(4,448)	44,288	(19,465)	—	20,375
Provision (benefit) for income taxes	(1,254)	12,487	(5,488)	—	5,745
Net income (loss)	(3,194)	31,801	(13,977)	—	14,630
Income (loss) from consolidated subsidiaries	17,824	(13,977)	—	(3,847)	—
Consolidated net income (loss)	$14,630	$17,824	$(13,977)	$(3,847)	$14,630
Condensed Consolidated Statement of Income for the Three Months Ended October 31, 2017:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$291,808	$—	$—	$291,808
Finance charges and other revenues	—	45,228	36,136	—	81,364
Servicing fee revenue	—	18,178	—	(18,178)	—
Total revenues	—	355,214	36,136	(18,178)	373,172
Costs and expenses:
Cost of goods sold	—	175,591	—	—	175,591
Selling, general and administrative expense	—	125,355	7,178	(18,178)	114,355
Provision for bad debts	—	44,454	12,058	—	56,512
Charges and credits	—	5,861	—	—	5,861
Total costs and expenses	—	351,261	19,236	(18,178)	352,319
Operating income	—	3,953	16,900	—	20,853
Interest expense	4,443	4,979	8,673	—	18,095
Loss on extinguishment of debt	—	—	461	—	461
Income (loss) before income taxes	(4,443)	(1,026)	7,766	—	2,297
Provision (benefit) for income taxes	(1,408)	(324)	2,460	—	728
Net income (loss)	(3,035)	(702)	5,306	—	1,569
Income (loss) from consolidated subsidiaries	4,742	1,988	—	(6,730)	—
Consolidated net income (loss)	$1,707	$1,286	$5,306	$(6,730)	$1,569

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Income for the Nine Months Ended October 31, 2018:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$855,943	$—	$—	$855,943
Finance charges and other revenues	—	150,974	109,914	—	260,888
Servicing fee revenue	—	32,007	—	(32,007)	—
Total revenues	—	1,038,924	109,914	(32,007)	1,116,831
Costs and expenses:
Cost of goods sold	—	507,102	—	—	507,102
Selling, general and administrative expense	—	353,542	32,413	(32,007)	353,948
Provision for bad debts	—	44,591	97,864	—	142,455
Charges and credits	—	5,837	—	—	5,837
Total costs and expenses	—	911,072	130,277	(32,007)	1,009,342
Operating income (loss)	—	127,852	(20,363)	—	107,489
Interest expense	13,339	8,872	25,273	—	47,484
Loss on extinguishment of debt	—	142	1,631	—	1,773
Income (loss) before income taxes	(13,339)	118,838	(47,267)	—	58,232
Provision (benefit) for income taxes	(3,175)	28,284	(11,250)	—	13,859
Net income (loss)	(10,164)	90,554	(36,017)	—	44,373
Income (loss) from consolidated subsidiaries	54,537	(36,017)	—	(18,520)	—
Consolidated net income (loss)	$44,373	$54,537	$(36,017)	$(18,520)	$44,373
Condensed Consolidated Statement of Income for the Nine Months Ended October 31, 2017:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$857,506	$—	$—	$857,506
Finance charges and other revenues	—	122,305	115,834	—	238,139
Servicing fee revenue	—	46,010	—	(46,010)	—
Total revenues	—	1,025,821	115,834	(46,010)	1,095,645
Costs and expenses:
Cost of goods sold	—	519,847	—	—	519,847
Selling, general and administrative expense	—	343,043	35,491	(46,010)	332,524
Provision for bad debts	—	64,438	97,453	—	161,891
Charges and credits	—	11,156	—	—	11,156
Total costs and expenses	—	938,484	132,944	(46,010)	1,025,418
Operating income (loss)	—	87,337	(17,110)	—	70,227
Interest expense	13,329	7,501	41,312	—	62,142
Loss on extinguishment of debt	—	349	2,558	—	2,907
Income (loss) before income taxes	(13,329)	79,487	(60,980)	—	5,178
Provision (benefit) for income taxes	(4,934)	29,420	(22,570)	—	1,916
Net income (loss)	(8,395)	50,067	(38,410)	—	3,262
Income (loss) from consolidated subsidiaries	11,657	(38,410)	—	26,753	—
Consolidated net income (loss)	$3,262	$11,657	$(38,410)	$26,753	$3,262

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended October 31, 2018:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,055)	$188,302	$(5,153)	$—	$182,094
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(525,846)	525,846	—
Sale of customer accounts receivables	—	—	525,846	(525,846)	—
Purchase of property and equipment	—	(22,609)	—	—	(22,609)
Net cash used in investing activities	—	(22,609)	—	—	(22,609)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	358,300	—	358,300
Payments on asset-backed notes	—	(169,443)	(450,231)	—	(619,674)
Borrowings from Revolving Credit Facility	—	1,266,333	—	—	1,266,333
Payments on Revolving Credit Facility	—	(1,260,283)	—	—	(1,260,283)
Borrowings from warehouse facility	—	—	173,286	—	173,286
Payments of debt issuance costs and amendment fees	—	(3,226)	(4,155)	—	(7,381)
Payments on warehouse facility	—	—	(88,876)	—	(88,876)
Proceeds from stock issued under employee benefit plans	1,055	—	—	—	1,055
Tax payments associated with equity-based compensation transactions	—	(2,931)	—	—	(2,931)
Payments from extinguishment of debt	—	(1,177)	—	—	(1,177)
Other	—	(760)	—	—	(760)
Net cash provided by (used in) financing activities	1,055	(171,487)	(11,676)	—	(182,108)
Net change in cash, cash equivalents and restricted cash	—	(5,794)	(16,829)	—	(22,623)
Cash, cash equivalents and restricted cash, beginning of period	—	10,836	85,322	—	96,158
Cash, cash equivalents and restricted cash, end of period	$—	$5,042	$68,493	$—	$73,535

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended October 31, 2017:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,011)	$(636,406)	$721,316	$—	$81,899
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(544,833)	544,833	—
Sale of customer accounts receivables	—	544,833	—	(544,833)	—
Purchase of property and equipment	—	(11,995)	—	—	(11,995)
Net cash provided by (used in) investing activities	—	532,838	(544,833)	—	(11,995)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	469,814	—	469,814
Payments on asset-backed notes	—	(77,105)	(737,463)	—	(814,568)
Borrowings from Revolving Credit Facility	—	1,257,052	—	—	1,257,052
Payments on Revolving Credit Facility	—	(1,082,552)	—	—	(1,082,552)
Borrowings from warehouse facility	—	—	79,940	—	79,940
Payments of debt issuance costs and amendment fees	—	(2,865)	(5,307)	—	(8,172)
Payments on warehouse facility	—	—	(23,066)	—	(23,066)
Proceeds from stock issued under employee benefit plans	3,011	—	—	—	3,011
Tax payments associated with equity-based compensation transactions	—	(570)	—	—	(570)
Payments from extinguishment of debt	—	(837)	—	—	(837)
Other	—	(379)	—	—	(379)
Net cash provided by (used in) financing activities	3,011	92,744	(216,082)	—	(120,327)
Net change in cash, cash equivalents and restricted cash	—	(10,824)	(39,599)	—	(50,423)
Cash, cash equivalents and restricted cash, beginning of period	—	23,566	110,698	—	134,264
Cash, cash equivalents and restricted cash, end of period	$—	$12,742	$71,099	$—	$83,841

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and other risks detailed in Part I, Item 1A, Risk Factors, in our 2018 Form 10-K, Part II, Item 1A, Risk Factors, in the Form 10-Q for the three months ended July 31, 2018 (the “Q2 FY19 Form 10-Q”) and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Overview
We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Executive Summary
Total revenues were $373.8 million for the three months ended October 31, 2018 compared to $373.2 million for the three months ended October 31, 2017, an increase of $0.6 million or 0.2%. Retail revenues were $284.1 million for the three months ended October 31, 2018 compared to $291.9 million for the three months ended October 31, 2017, a decrease of $7.9 million or 2.7%. The decrease in retail revenue was primarily driven by a decrease in same store sales of 4.4%, partially offset by new store growth. The decrease in same store sales was due to a decrease in same store sales for markets impacted by Hurricane Harvey of 11.8% and a decrease in same store sales for non-Hurricane Harvey markets of 1.3%. The decrease in same store sales in markets impacted by Hurricane Harvey was primarily a result of the impact of rebuilding efforts during the three months ended October 31, 2017. Credit revenues were $89.8 million for the three months ended October 31, 2018 compared to $81.3 million for the three months ended October 31, 2017, an increase of $8.5 million or 10.5%. The increase in credit revenue resulted from the origination of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 21.7% from 19.8%, and by a 2.2% increase in the average balance of the customer receivable portfolio.
Retail gross margin for the three months ended October 31, 2018 was 41.2%, an increase of 140 basis points from the 39.8% reported for the three months ended October 31, 2017. The increase in retail gross margin was driven by improved product margins in almost all product categories.
Selling, general and administrative expense (“SG&A”) for the three months ended October 31, 2018 was $118.4 million compared to $114.4 million for the three months ended October 31, 2017, an increase of $4.0 million or 3.5%. The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs, an increase in compensation cost and an increase in the corporate overhead allocation, offset by a decrease in advertising expense and a decrease in Hurricane Harvey-related expense. The SG&A increase in the credit segment was primarily due to an increase in compensation costs, third-party legal expenses related to bankruptcy collection efforts, expenses related to information technology investments and an increase in the corporate overhead allocation. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in accrued compensation.
The provision for bad debts decreased to $47.5 million for the three months ended October 31, 2018 from $56.5 million for the three months ended October 31, 2017, a decrease of $9.0 million. The decrease was driven by to a year-over-year reduction in net charge-offs of $9.7 million.
Interest expense decreased to $15.1 million for the three months ended October 31, 2018, compared to $18.1 million for the three months ended October 31, 2017, primarily reflecting a decrease in our cost of borrowing as a result of lower pricing on our securitization transactions coupled with a lower average outstanding balance of debt.
Net income for the three months ended October 31, 2018 was $14.6 million or $0.45 per diluted share, which included net pre-tax charges of $5.5 million, or $0.14 per diluted share, for severance costs related to a change in the executive management team and costs related to the TFL Judgment (as defined in Note 6, Contingencies). Refer to Note 6, Contingencies, for additional information about the TFL Judgment. This compares to net income for the three months ended October 31, 2017 of $1.6 million, or $0.05 per diluted share, which included net pre-tax charges of $6.3 million, or $0.13 per diluted share, related to the write-off of previously capitalized costs for a software project that was abandoned during the third quarter of fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013, and the loss on extinguishment of debt related to the early redemption of our Series 2016-A Class B Notes and Class C Notes (collectively, the “2016-A Redeemed Notes”).
Company Initiatives
In the third quarter of fiscal year 2019, we maintained our focus on enhancing our credit platform to support the pursuit of our long-term growth objectives.  Our credit segment continued to improve, reflecting the higher yield we earn on our direct loan product, more sophisticated underwriting and improved collections execution, which has led to lower delinquency rates and losses, and better execution and performance in the capital markets, which has led to lower cost of funds.  We continue to see the benefit in our credit operations from the structural changes we have made to increase yield, reduce losses and improve overall credit performance.  Retail operating margins remained strong, demonstrating our differentiated business model, improved product mix, and emphasis on disciplined cost management.  We delivered the following financial and operational results in the third quarter of fiscal year 2019:

•	Posted our seventh consecutive quarter of profitability, driven by a 70.1% increase in operating income compared to the third quarter of fiscal year 2018;

•	Delivered record third quarter retail gross margin of 41.2%, an increase of 140 basis points compared to 39.8% in the third quarter of fiscal year 2018, driven primarily by improved product margins;

•
Increased, year-over-year, sales purchased through the lease-to-own product offered through Progressive Leasing, which we offer to our customers who do not qualify for our proprietary credit programs, to 8.0% at October 31, 2018 from 5.7% at October 31, 2017;

•	Delivered record quarterly yield on our customer receivables portfolio of 21.7% as a result of the continued seasoning of loans originated under our higher-yielding direct loan program;

•	Reduced, year-over-year, the balance of accounts 60 days past due as a percentage of the customer receivables portfolio to 9.7% at October 31, 2018 from 9.9% at October 31, 2017;

•
Continued our successful asset-backed securitization program, securitizing $358.3 million of customer receivables and delivering an all-in cost of funds on the August 2018 Class A, Class B and Class C notes, including transaction costs, of approximately 5.6%; and

•
Realized a reduction in interest expense as a result of our deleveraging efforts combined with the continued successful execution of our asset-backed securitization program, which led to a 16.6% reduction in interest expense compared to the third quarter of fiscal year 2018.

We believe that we have laid the foundation to execute our long-term growth strategy and prudently manage financial and operational risk while maximizing shareholder value. We remain focused on the following strategic priorities for fiscal year 2019:

•	Increase net income by improving performance across our core operational and financial metrics: same store sales, retail margin, portfolio yield, charge-off rate, and interest expense;

•	Open seven new stores in our current geographic footprint to leverage our existing infrastructure, five of which were successfully opened during the nine months ended October 31, 2018;

•	Increase interest income on our loan portfolio by continuing to originate higher-yielding loans;

•	Continue to refine and enhance our underwriting platform;

•	Reduce our interest expense despite a rising rate environment;

•	Optimize our mix of quality, branded products and gain efficiencies in our warehouse, delivery and transportation operations to increase our retail gross margin;

•	Continue to grow our lease-to-own sales; and

•	Maintain disciplined oversight of our selling, general and administrative expenses.
Outlook
The broad appeal of the Conn's value proposition to our geographically diverse core demographic, unit economics of our business and current retail real estate market conditions provide us ample opportunity for continued expansion. Our brand recognition and long history in our core markets give us the opportunity to further penetrate our existing footprint, particularly as we leverage existing marketing spend, logistics infrastructure, and service footprint. There are also many markets in the United States with demographic characteristics similar to those in our existing footprint, which provides substantial opportunities for future growth. We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, distribution and credit operations. As we expand in existing markets and penetrate new markets, we expect to increase our purchase volumes and strengthen our relationships with our key vendors. Over time, we also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.
Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2018	2017	Change	2018	2017	Change
Revenues:
Total net sales	$283,874	$291,808	$(7,934)	$855,943	$857,506	$(1,563)
Finance charges and other revenues	89,950	81,364	8,586	260,888	238,139	22,749
Total revenues	373,824	373,172	652	1,116,831	1,095,645	21,186
Costs and expenses:
Cost of goods sold	166,886	175,591	(8,705)	507,102	519,847	(12,745)
Selling, general and administrative expense	118,380	114,355	4,025	353,948	332,524	21,424
Provision for bad debts	47,548	56,512	(8,964)	142,455	161,891	(19,436)
Charges and credits	5,537	5,861	(324)	5,837	11,156	(5,319)
Total costs and expenses	338,351	352,319	(13,968)	1,009,342	1,025,418	(16,076)
Operating income	35,473	20,853	14,620	107,489	70,227	37,262
Interest expense	15,098	18,095	(2,997)	47,484	62,142	(14,658)
Loss on extinguishment of debt	—	461	(461)	1,773	2,907	(1,134)
Income before income taxes	20,375	2,297	18,078	58,232	5,178	53,054
Provision for income taxes	5,745	728	5,017	13,859	1,916	11,943
Net income	$14,630	$1,569	$13,061	$44,373	$3,262	$41,111

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
The following tables represent total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(dollars in thousands)	2018	2017	Change	2018	2017	Change
Revenues:
Product sales	$256,731	$263,786	$(7,055)	$773,224	$774,741	$(1,517)
Repair service agreement commissions	23,579	24,488	(909)	72,104	72,703	(599)
Service revenues	3,564	3,534	30	10,615	10,062	553
Total net sales	283,874	291,808	(7,934)	855,943	857,506	(1,563)
Other revenues	179	95	84	291	267	24
Total revenues	284,053	291,903	(7,850)	856,234	857,773	(1,539)
Costs and expenses:
Cost of goods sold	166,886	175,591	(8,705)	507,102	519,847	(12,745)
Selling, general and administrative expense (1)	80,894	80,676	218	241,649	233,290	8,359
Provision for bad debts	286	189	97	789	584	205
Charges and credits	737	5,861	(5,124)	1,037	11,156	(10,119)
Total costs and expenses	248,803	262,317	(13,514)	750,577	764,877	(14,300)
Operating income	$35,250	$29,586	$5,664	$105,657	$92,896	$12,761
Number of stores:
Beginning of period	118	116		116	113
Opened	3	—		5	3
End of period	121	116		121	116

Credit Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2018	2017	Change	2018	2017	Change
Revenues:
Finance charges and other revenues	$89,771	$81,269	$8,502	$260,597	$237,872	$22,725
Costs and expenses:
Selling, general and administrative expense (1)	37,486	33,679	3,807	112,299	99,234	13,065
Provision for bad debts	47,262	56,323	(9,061)	141,666	161,307	(19,641)
Charges and credits	4,800	—	4,800	4,800	—	4,800
Total costs and expenses	89,548	90,002	(454)	258,765	260,541	(1,776)
Operating income (loss)	223	(8,733)	8,956	1,832	(22,669)	24,501
Interest expense	15,098	18,095	(2,997)	47,484	62,142	(14,658)
Loss on extinguishment of debt	—	461	(461)	1,773	2,907	(1,134)
Loss before income taxes	$(14,875)	$(27,289)	$12,414	$(47,425)	$(87,718)	$40,293

(1)
For the three months ended October 31, 2018 and 2017, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $9.1 million and $7.3 million, respectively. For the three months ended October 31, 2018 and 2017, the amount of reimbursements made to the retail segment by the credit segment were $9.5 million and $9.3 million, respectively. For the nine months ended October 31, 2018 and 2017, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $26.7 million and $21.5 million, respectively. For the nine months ended October 31, 2018 and 2017, the amount of reimbursement made to the retail segment by the credit segment was $28.3 million and $27.9 million, respectively.

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended October 31,					%	Same Store
(dollars in thousands)	2018	% of Total	2017	% of Total	Change	Change	% Change
Furniture and mattress (1)	$91,342	32.2%	$97,146	33.3%	$(5,804)	(6.0)%	(6.6)%
Home appliance	79,542	28.0	83,837	28.7	(4,295)	(5.1)	(6.4)
Consumer electronics (1)	60,008	21.1	58,062	19.9	1,946	3.4	(0.2)
Home office (1)	22,661	8.0	20,295	7.0	2,366	11.7	9.9
Other	3,178	1.1	4,446	1.5	(1,268)	(28.5)	(26.6)
Product sales	256,731	90.4	263,786	90.4	(7,055)	(2.7)	(4.2)
Repair service agreement commissions (2)	23,579	8.3	24,488	8.4	(909)	(3.7)	(6.3)
Service revenues	3,564	1.3	3,534	1.2	30	0.8
Total net sales	$283,874	100.0%	$291,808	100.0%	$(7,934)	(2.7)%	(4.4)%

(1)
During the three months ended October 31, 2017, we reclassified certain products from the consumer electronics and home office product categories into the furniture and mattress product category. Net sales of these products reflected in the consumer electronics and home office product categories for the three months ended October 31, 2017 were $2.7 million and $0.8 million, respectively. The change in same store sales reflects the current product classification for both periods presented.

(2)	The total change in sales of repair service agreement commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The following provides a summary of the drivers of same store sales performance of our product categories during the three months ended October 31, 2018 as compared to the three months ended October 31, 2017:

•	Furniture unit volume decreased 8.9%, partially offset by a 2.8% increase in average selling price;

•	Mattress unit volume decreased 16.6%, partially offset by a 11.3% increase in average selling price;

•	Home appliance unit volume decreased 14.0%, partially offset by a 8.8% increase in average selling price;

•	Consumer electronic unit volume decreased 7.4%, partially offset by a 7.8% increase in average selling price; and

•	Home office unit volume increased 24.5%, partially offset by a 11.7% decrease in average selling price.
Enhancements to product assortments and shifts in product sales mix towards higher-priced items have driven increases to average sales prices in most product categories.

The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended October 31,
(in thousands)	2018	2017	Change
Interest income and fees	$82,964	$74,144	$8,820
Insurance income	6,807	7,125	(318)
Other revenues	179	95	84
Finance charges and other revenues	$89,950	$81,364	$8,586
The increase in interest income and fees was due to an increase in the yield rate to 21.7% for the three months ended October 31, 2018 from 19.8% for the three months ended October 31, 2017, an increase of 190 basis points, and by an increase of 2.2% in the average balance of the customer receivable portfolio. The increase in the yield rate resulted from the origination of our higher-yielding direct loan product.
The following table provides key portfolio performance information:

	Three Months Ended October 31,
(dollars in thousands)	2018	2017	Change
Interest income and fees	$82,964	$74,144	$8,820
Net charge-offs	(46,850)	(56,519)	9,669
Interest expense	(15,098)	(18,095)	2,997
Net portfolio income (loss)	$21,016	$(470)	$21,486
Average portfolio balance	$1,518,513	$1,485,683	$32,830
Interest income and fee yield (annualized)	21.7%	19.8%
Net charge-off % (annualized)	12.3%	15.2%
Retail Gross Margin

	Three Months Ended October 31,
(dollars in thousands)	2018	2017	Change
Retail total net sales	$283,874	$291,808	$(7,934)
Cost of goods sold	166,886	175,591	(8,705)
Retail gross margin	$116,988	$116,217	$771
Retail gross margin percentage	41.2%	39.8%
The increase in retail gross margin was driven by improved product margins in almost all product categories.

Selling, General and Administrative Expense

	Three Months Ended October 31,
(dollars in thousands)	2018	2017	Change
Retail segment	$80,894	$80,676	$218
Credit segment	37,486	33,679	3,807
Selling, general and administrative expense - Consolidated	$118,380	$114,355	$4,025
Selling, general and administrative expense as a percent of total revenues	31.7%	30.6%
The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs, an increase in compensation costs and an increase in the corporate overhead allocation, offset by a decrease in advertising expense and a decrease in Hurricane Harvey-related expenses. The SG&A increase in the credit segment was primarily due to an increase in compensation costs, third-party legal expenses related to bankruptcy collection efforts, expenses related to information technology investments and an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the three months ended October 31, 2018 increased 80 basis points as compared to the three months ended October 31, 2017. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in accrued compensation.
Provision for Bad Debts

	Three Months Ended October 31,
(dollars in thousands)	2018	2017	Change
Retail segment	$286	$189	$97
Credit segment	47,262	56,323	(9,061)
Provision for bad debts - Consolidated	$47,548	$56,512	$(8,964)
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	12.4%	15.2%
The provision for bad debts decreased to $47.5 million for the three months ended October 31, 2018 from $56.5 million for the three months ended October 31, 2017, a decrease of $9.0 million. The decrease was driven by a year-over-year reduction in net charge-offs of $9.7 million.
Charges and Credits

	Three Months Ended October 31,
(in thousands)	2018	2017	Change
Employee severance	$737	$—	$737
Legal judgment	4,800	—	4,800
Write-off of capitalized software costs	—	5,861	(5,861)
	$5,537	$5,861	$(324)
During the three months ended October 31, 2018, we recorded severance costs related to a change in the executive management team, and costs related to the TFL Judgment. Refer to Note 6, Contingencies, for additional information about the TFL Judgment. During the three months ended October 31, 2017, we incurred a loss from the write-off of previously capitalized costs for a software project that was abandoned during the third quarter of fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013.
Interest Expense
Interest expense decreased to $15.1 million for the three months ended October 31, 2018 from $18.1 million for the three months ended October 31, 2017, a decrease of $3.0 million. The decrease reflects a decrease in our cost of borrowing as a result of lower pricing on our securitization transactions coupled with a lower average outstanding balance of debt.

Loss on Extinguishment of Debt
During the three months ended October 31, 2017, we wrote-off $0.5 million of debt issuance costs related to the early retirement of our 2016-A Redeemed Notes.
Provision for Income Taxes

	Three Months Ended October 31,
(dollars in thousands)	2018	2017	Change
Provision for income taxes	$5,745	$728	$5,017
Effective tax rate	28.2%	31.7%
The increase in income tax expense for the three months ended October 31, 2018 compared to the three months ended October 31, 2017 was primarily driven by an increase in taxable income partially offset by a decrease in our effective tax rate pursuant to H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”), which reduced the federal statutory income tax rate from 35% to 21%.
Nine Months Ended October 31, 2018 Compared to Nine Months Ended October 31, 2017
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Nine Months Ended October 31,					%	Same Store
(dollars in thousands)	2018	% of Total	2017	% of Total	Change	Change	% Change
Furniture and mattress (1)	$285,428	33.4%	$286,886	33.5%	$(1,458)	(0.5)%	(3.9)%
Home appliance	249,036	29.1	253,044	29.5	(4,008)	(1.6)	(3.3)
Consumer electronics (1)	167,964	19.6	166,761	19.4	1,203	0.7	0.2
Home office (1)	60,260	7.1	54,945	6.4	5,315	9.7	10.4
Other	10,536	1.2	13,105	1.6	(2,569)	(19.6)	(20.8)
Product sales	773,224	90.4	774,741	90.4	(1,517)	(0.2)	(2.1)
Repair service agreement commissions (2)	72,104	8.4	72,703	8.5	(599)	(0.8)	(5.0)
Service revenues	10,615	1.2	10,062	1.1	553	5.5
Total net sales	$855,943	100.0%	$857,506	100.0%	$(1,563)	(0.2)%	(2.5)%

(1)
During the nine months ended October 31, 2017, we reclassified certain products from the consumer electronics and home office product categories into the furniture and mattress product category. Net sales of these products reflected in the consumer electronics and home office product categories for the nine months ended October 31, 2017 were $8.1 million and $2.4 million, respectively. The change in same store sales reflects the current product classification for both periods presented.

(2)	The total change in sales of repair service agreement commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The following provides a summary of the drivers of same store sales performance of our product categories during the nine months ended October 31, 2018 as compared to the nine months ended October 31, 2017:

•	Furniture unit volume decreased 7.7%, partially offset by a 3.9% increase in average selling price;

•	Mattress unit volume decreased 12.7%, partially offset by a 10.8% increase in average selling price;

•	Home appliance unit volume decreased 8.8%, partially offset by a 6.0% increase in average selling price;

•	Consumer electronic average selling price increased 3.6%, partially offset by a 3.4% decrease in unit volume; and

•	Home office unit volume increased 25.5%, partially offset by a 12.1% decrease in average selling price.
Enhancements to product assortments and shifts in product sales mix towards higher-priced items have driven increases to average sales prices in most product categories.

The following table provides the change of the components of finance charges and other revenues:

	Nine Months Ended October 31,
(in thousands)	2018	2017	Change
Interest income and fees	$239,745	$210,765	$28,980
Insurance income	20,852	27,107	(6,255)
Other revenues	291	267	24
Finance charges and other revenues	$260,888	$238,139	$22,749
The increase in interest income and fees was due to an increase in the yield rate to 21.2% for the nine months ended October 31, 2018 from 18.9% for the nine months ended October 31, 2017, an increase of 230 basis points, and by an increase of 1.0% in the average balance of the customer receivable portfolio. The increase in the yield rate resulted from the origination of our higher-yielding direct loan product. Insurance income decreased over the prior year period primarily due to a decrease in retrospective income as a result of higher claim volumes related to Hurricane Harvey.
The following table provides key portfolio performance information:

	Nine Months Ended October 31,
(dollars in thousands)	2018	2017	Change
Interest income and fees	$239,745	$210,765	$28,980
Net charge-offs	(143,943)	(170,393)	26,450
Interest expense	(47,484)	(62,142)	14,658
Net portfolio income (loss)	$48,318	$(21,770)	$70,088
Average portfolio balance	$1,508,887	$1,493,292	$15,595
Interest income and fee yield (annualized)	21.2%	18.9%
Net charge-off % (annualized)	12.7%	15.2%
Retail Gross Margin

	Nine Months Ended October 31,
(dollars in thousands)	2018	2017	Change
Retail total net sales	$855,943	$857,506	$(1,563)
Cost of goods sold	507,102	519,847	(12,745)
Retail gross margin	$348,841	$337,659	$11,182
Retail gross margin percentage	40.8%	39.4%
The increase in retail gross margin was driven by improved product margins in almost all product categories.
Selling, General and Administrative Expense

	Nine Months Ended October 31,
(dollars in thousands)	2018	2017	Change
Retail segment	$241,649	$233,290	$8,359
Credit segment	112,299	99,234	13,065
Selling, general and administrative expense - Consolidated	$353,948	$332,524	$21,424
Selling, general and administrative expense as a percent of total revenues	31.7%	30.3%
The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs, an increase in compensation costs, an increase in professional fees and an increase in the corporate overhead allocation, partially offset by a decrease in advertising expense and a decrease in Hurricane Harvey-related expenses. The SG&A increase in the credit segment was primarily due to an increase in compensation costs, third-party legal expenses related to bankruptcy collection efforts, expenses related to information technology investments and an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the nine months ended October 31, 2018 increased 100 basis points as compared to the nine months ended October 31, 2017. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in accrued compensation.
Provision for Bad Debts

	Nine Months Ended October 31,
(dollars in thousands)	2018	2017	Change
Retail segment	$789	$584	$205
Credit segment	141,666	161,307	(19,641)
Provision for bad debts - Consolidated	$142,455	$161,891	$(19,436)
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	12.5%	14.4%
The provision for bad debts decreased to $142.5 million for the nine months ended October 31, 2018 from $161.9 million for the nine months ended October 31, 2017, a decrease of $19.4 million. The decrease was driven by a year-over-year reduction in net charge-offs of $26.5 million, partially offset by a greater decrease in the allowance for bad debts during the nine months ended October 31, 2017 as compared to the nine months ended October 31, 2018. The greater decrease in the allowance for bad debts was primarily driven by the inclusion of changes in first payment default rates and changes in delinquency balances to our allowance for bad debts framework made during the nine months ended October 31, 2017.
Charges and Credits

	Nine Months Ended October 31,
(in thousands)	2018	2017	Change
Facility closure costs	$—	$1,349	$(1,349)
Securities-related regulatory matter and other legal fees	300	34	266
Employee severance	737	1,317	(580)
Indirect tax audit reserve	—	2,595	(2,595)
Legal judgment	4,800	—	4,800
Write-off of capitalized software costs	—	5,861	(5,861)
	$5,837	$11,156	$(5,319)
During the nine months ended October 31, 2018, we recorded a contingency reserve related to a regulatory matter, severance costs related to a change in the executive management team, and costs related to the TFL Judgment. Refer to Note 6, Contingencies, for additional information about the TFL Judgment. During the nine months ended October 31, 2017, we incurred exit costs associated with reducing the square footage of a distribution center, charges for severance due to changes in our executive management team, an increase to our indirect tax audit reserve, and a loss from the write-off of previously capitalized costs for a software project that was abandoned during the third quarter of fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013.
Interest Expense
Interest expense decreased to $47.5 million for the nine months ended October 31, 2018 from $62.1 million for the nine months ended October 31, 2017 a decrease of $14.7 million. The decrease reflects a decrease in our cost of borrowing as a result of lower pricing on our securitization transactions coupled with a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the nine months ended October 31, 2018, we recorded a $1.8 million loss on extinguishment of debt primarily related to the early retirement of our 2016-B Redeemed Notes and 2017-A Redeemed Notes. During the nine months ended October 31, 2017, we wrote-off $2.9 million of debt issuance costs related to an amendment to our revolving credit facility for lenders that did not continue to participate and the early retirement of our Series 2015-A Class B Notes and 2016-A Redeemed Notes.

Provision for Income Taxes

	Nine Months Ended October 31,
(dollars in thousands)	2018	2017	Change
Provision for income taxes	$13,859	$1,916	$11,943
Effective tax rate	23.8%	37.0%
The increase in income tax expense for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017 was primarily driven by an increase in taxable income partially offset by a decrease in our effective tax rate pursuant to the Tax Act, which reduced the federal statutory income tax rate from 35% to 21%, and a $0.8 million tax benefit related to the vesting of equity compensation.
Customer Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate between 18% and 30%. During the third quarter of fiscal year 2017, we implemented our direct consumer loan program across all Texas locations. During the first quarter of fiscal year 2018, we implemented our direct consumer loan program in all Louisiana locations. During the third quarter of fiscal year 2018, we implemented our direct consumer loan program in all Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 78% of our originations during the nine months ended October 31, 2018, which, under our previous offerings, had a maximum equivalent interest rate of approximately 21%, compared to an interest rate of up to 27% in Oklahoma and up to 30% in Texas, Louisiana and Tennessee under our new direct consumer loan programs. In states where regulations do not generally limit the interest rate charged, we increased our rates in the third quarter of fiscal year 2017 to 29.99%. These states represented 11% of our originations during the nine months ended October 31, 2018.
We offer qualified customers a 12-month no-interest option finance program. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived.
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

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of October 31,
	2018	2017
Weighted average credit score of outstanding balances (1)	593	589
Average outstanding customer balance	$2,578	$2,405
Balances 60+ days past due as a percentage of total customer portfolio balance (2)	9.7%	9.9%
Re-aged balance as a percentage of total customer portfolio balance (2)(3)	25.5%	23.8%
Account balances re-aged more than six months (in thousands)	$87,484	$80,516
Allowance for bad debts as a percentage of total customer portfolio balance	13.6%	13.6%
Percent of total customer portfolio balance represented by no-interest option receivables	21.7%	22.3%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Total applications processed	283,274	321,373	862,324	909,287
Weighted average origination credit score of sales financed (1)	610	611	609	609
Percent of total applications approved and utilized	28.5%	29.1%	30.1%	31.1%
Average down payment	2.4%	2.9%	2.7%	3.2%
Average income of credit customer at origination	$45,400	$43,500	$44,200	$42,700
Percent of retail sales paid for by:
In-house financing, including down payment received	69.7%	72.0%	70.1%	71.7%
Third-party financing	15.6%	15.1%	15.7%	15.8%
Third-party lease-to-own option	8.0%	5.7%	7.3%	5.7%
	93.3%	92.8%	93.1%	93.2%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)
First time re-ages related to customers affected by Hurricane Harvey within FEMA-designated disaster areas included in the re-aged balance as of October 31, 2018 and October 31, 2017 were 2.2% and 4.8%, respectively, of the total customer portfolio balance.

Our customer portfolio balance and related allowance for uncollectible accounts are segregated between customer accounts receivable and restructured accounts. Customer accounts receivable include all accounts for which the payment term has not been cumulatively extended over three months or refinanced. Restructured accounts include all accounts for which payment term has been extended in excess of three months or refinanced.
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance decreased to 10.7% as of October 31, 2018 from 11.1% as of October 31, 2017. The percentage of non-restructured accounts greater than 60 days past due decreased 50 basis points over the prior year period to 7.7% as of October 31, 2018 from 8.2% as of October 31, 2017.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 34.7% as of October 31, 2018 as compared to 36.7% as of October 31, 2017. This 200 basis point decrease reflects the impact of improved delinquency rates.
The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 12.3% for the three months ended October 31, 2018 as compared to 15.2% for the three months ended October 31, 2017. The decrease was primarily due to the seasoning of loans originated with tighter underwriting standards, improved collections execution and improvements in recoveries due to enhancements in our collections program.
As of October 31, 2018 and 2017, balances under no-interest programs included within customer receivables were $331.1 million and $331.6 million, respectively.

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
Operating cash flows.  For the nine months ended October 31, 2018, net cash provided by operating activities was $182.1 million compared to $81.9 million for the nine months ended October 31, 2017. The increase in net cash provided by operating activities was primarily driven by an increase in cash provided by working capital, primarily due to more efficient management of inventory, the collection of an income tax receivable and an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the nine months ended October 31, 2018, net cash used in investing activities was $22.6 million compared to $12.0 million for the nine months ended October 31, 2017. The change was primarily the result of higher capital expenditures due to investments in new stores, renovations and expansions of select existing stores, and technology investments we are making to support long-term growth.
Financing cash flows.  For the nine months ended October 31, 2018, net cash used in financing activities was $182.1 million compared to $120.3 million for the nine months ended October 31, 2017. During the nine months ended October 31, 2018, the issuance of additional funding under the Warehouse Notes resulted in net proceeds of $169.7 million, net of transaction costs and restricted cash. The proceeds from the fundings of the Warehouse Notes were used to early retire our Series 2016-B Class B Notes (the “2016-B Redeemed Notes”) and our Series 2017-A Class B and C Notes (the “2017-A Redeemed Notes”). Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $708.6 million during the nine months ended October 31, 2018 compared to approximately $837.6 million in the comparable prior year period. During the nine months ended October 31, 2018, net borrowings under our Revolving Credit Facility were $6.1 million compared to $174.5 million for the nine months ended October 31, 2017. During the nine months ended October 31, 2018, the Issuer (as defined below) issued asset-backed notes resulting in net proceeds to us of approximately $355.7 million, net of transaction costs and restricted cash held by the Issuer, which were used to repay indebtedness under the Company’s asset-based credit facility and for other general corporate purposes. During the nine months ended October 31, 2017, the 2017-A VIE issued asset-backed notes resulting in net proceeds to us of approximately $456.7 million, net of transaction costs and restricted cash held by the 2017-A VIE, which were used to pay down the entire balance on our Revolving Credit Facility and for other general corporate purposes.
Senior Notes. On July 1, 2014, we issued $250.0 million of the unsecured Senior Notes due July 2022 bearing interest at 7.25%, (the “Senior Notes”), pursuant to an indenture dated July 1, 2014 (the “Indenture”), among Conn's, Inc., its subsidiary guarantors (the “Guarantors”) and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments, excluding certain restricted payments permitted under the Indenture, exceeds the sum of (i) 50% of Consolidated Net Income from November 1, 2015 to the end of the most recent fiscal quarter, (ii) 100% of net cash proceeds and the fair market value of certain capital stock and other property received in or exchanged for the sale or issuance of Capital Stock, (iii) amount by which certain indebtedness is reduced upon conversion or exchange for Capital Stock and (iv) certain reductions in Restricted Investments (the sum of clauses (i) through (iv) as of October 31, 2018, the “Consolidate Net Income Threshold Amount”). These limitations, however, are subject to certain permitted exceptions, including (1) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to such dividends and other restricted payments, we would have had a leverage ratio, as defined in the Indenture, of less than or equal to 2.50 to 1.0 and (2) a general exception that permits the payment of up to $375.0 million in restricted payments not otherwise permitted under the Indenture (the “Permitted Distribution Amount"). As a result of the sum of the Consolidated Net Income Threshold Amount and Permitted Distribution Amount, as of October 31, 2018, $207.8 million would have been free from the distribution restriction. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. During fiscal years 2019, 2018 and 2017 we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
Under the terms of the securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of issued notes, and then to us as the holder of non-issued notes, if any, and residual equity. We retain the servicing of the securitized portfolios and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which are reflected as a reduction to net charge-offs on a consolidated basis.
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
The asset-backed notes consist of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate (2)
2017-B Class A Notes	$361,400	$358,945	$26,097	12/20/2017	7/15/2020	2.73%	5.17%
2017-B Class B Notes	132,180	131,281	132,180	12/20/2017	4/15/2021	4.52%	5.23%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.34%
2018-A Class A Notes	219,200	217,832	154,907	8/15/2018	1/17/2023	3.25%	4.73%
2018-A Class B Notes	69,550	69,020	69,550	8/15/2018	1/17/2023	4.65%	5.43%
2018-A Class C Notes	69,550	68,850	69,550	8/15/2018	1/17/2023	6.02%	6.79%
Warehouse Notes	121,060	118,972	84,409	7/16/2018	1/15/2020	Index + 2.50% (3)	6.56%
Total	$1,051,580	$1,042,743	$615,333

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the nine months ended October 31, 2018, and inclusive of retrospective adjustments to deferred debt issuance costs based on changes in timing of actual and expected cash flows.

(3)	The rate on the Warehouse Notes is defined as the applicable index plus a 2.50% fixed margin.
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
On August 15, 2018, an affiliate of the Company (the “Issuer”) completed the issuance and sale of asset-backed notes at a face amount of $358.3 million secured by the transferred customer accounts receivables and restricted cash held by a VIE, which resulted in net proceeds to us of $355.7 million, net of transaction costs and restricted cash held by the VIE. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on January 17, 2023 and consist of $219.2 million of the Issuer’s 3.25% Asset Backed Fixed Rate Notes, Series 2018-A, Class A, $69.6 million of the Issuer’s 4.65% Asset Backed Fixed Rate Notes, Series 2018-A, Class B, and $69.6 million of the Issuer’s 6.02% Asset Backed Fixed Rate Notes, Series 2018-A, Class C.
Revolving Credit Facility. On May 23, 2018, Conn's, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment”), dated as of October 30, 2015, with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base.
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

Subsequent to the adoption of the Fourth Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin based on facility availability which specified a margin ranging from 2.50% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. As of October 31, 2018, we also paid an unused fee on the portion of the commitments that was available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 7.0% for the nine months ended October 31, 2018.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2018, we had immediately available borrowing capacity of $401.6 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million. We also had $162.8 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of October 31, 2018, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $282.5 million as a result of the Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at October 31, 2018. A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at October 31, 2018 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	4.07:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	3.97:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	2.01:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.08:1.00	2.00:1.00
Capital Expenditures, net, must not exceed maximum	$16.0 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility, as amended, and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for the Capital Expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations anticipate operating leases under existing GAAP, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.0 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.3 million and $1.5 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened five new stores during the nine months ended October 31, 2018 and currently plan to open a total of seven new stores during fiscal year 2019. Additionally, we plan to upgrade several of our facilities and continue to enhance our IT systems during fiscal year 2019. Our anticipated capital expenditures for the remainder of fiscal year 2019 are between $13.0 million and $15.0 million.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. As of October 31, 2018, beyond cash generated from operations we had (i) immediately available borrowing capacity of $401.6 million under our Revolving Credit Facility, (ii) $162.8 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and our total eligible inventory balances and (iii) $3.5 million of cash on hand. However, we have in the past sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of October 31, 2018:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$97,958	$4,186	$8,371	$85,401	$—
Senior Notes	288,006	16,458	32,915	238,633	—
2017-B Class A Notes (2)	27,313	712	26,601	—	—
2017-B Class B Notes (2)	146,863	5,975	140,888	—	—
2017-B Class C Notes (2)	97,561	4,679	9,358	83,524	—
2018-A Class A Notes (2)	176,135	5,034	10,069	161,032	—
2018-A Class B Notes (2)	83,186	3,234	6,468	73,484	—
2018-A Class C Notes (2)	87,204	4,187	8,374	74,643	—
Warehouse Notes (1)	89,549	4,254	85,295	—	—
Capital lease obligations	7,271	1,151	1,328	953	3,839
Operating leases:
Real estate	452,655	64,714	127,145	118,001	142,795
Equipment	2,442	1,184	1,000	258	—
Contractual commitments (3)	132,466	127,176	5,270	20	—
Total	$1,688,609	$242,944	$463,082	$835,949	$146,634

(1)	Estimated interest payments are based on the outstanding balance as of October 31, 2018 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates and their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.

(3)	Contractual commitments primarily includes commitments to purchase inventory of $111.4 million.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered “critical accounting policies” because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our consolidated financial statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. The description of critical accounting policies is included in our Form 10-K for the fiscal year ended January 31, 2018 (the “2018 Form 10-K”) , as updated by our Form 8-K filed with the SEC on November 23, 2018.
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

Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of October 31, 2018, the balance outstanding under our Revolving Credit Facility was $83.1 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $0.8 million over a 12-month period, based on the balance outstanding at October 31, 2018.

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
For the quarter ended October 31, 2018, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth in Note 6, Contingencies, of the Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2018 Form 10-K and Item 1A, Risk Factors, in the Q2 FY19 Form 10-Q. The risks described in our 2018 Form 10-K and in the Q2 FY19 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

3.2*	Second Amended and Restated Bylaws of Conn's, Inc. effective as of November 27, 2018
4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Base Indenture, dated as of August 15, 2018, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

4.3
Series 2018-A Supplement to the Base Indenture, dated as of August 15, 2018, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.1
First Receivables Purchase Agreement, dated August 15, 2018, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.2
Second Receivables Purchase Agreement, dated August 15, 2018, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.3
Purchase and Sale Agreement, dated August 15, 2018, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.4
Servicing Agreement dated as of August 15, 2018, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2019, filed with the SEC on December 4, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at October 31, 2018 and January 31, 2018, (ii) the consolidated statements of income for the three and nine months ended October 31, 2018 and 2017, (iii) the consolidated statements of cash flows for the nine months ended October 31, 2018 and 2017 and (iv) the notes to consolidated financial statements.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN'S, INC.

Date:	December 4, 2018

By:	/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)