Form 10-K
period 2019-01-31
CONNS INC
filed 2019-03-26
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2019
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from to .
Commission File Number 001-34956
CONN’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2445 Technology Forest Blvd., Suite 800, The Woodlands, TX	77381
(Address of principal executive offices)	(Zip Code)
 Registrant’s telephone number, including area code:  (936) 230-5899
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2018, was $681.8 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on such date.
There were 31,883,939 shares of common stock, $0.01 par value per share, outstanding on March 18, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Conn’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, to be filed by Conn’s with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after January 31, 2019.

CONN’S INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2019

This Annual Report on Form 10-K includes our trademarks such as “Conn’s,” “Conn’s HomePlus,” “YE$ YOU’RE APPROVED,” “YES Money,” “YE$ Money,” “YES Lease,” “YE$ Lease,” “$i Estas Aprobado,” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc. This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s, Inc. and, as apparent from the context, its consolidated bankruptcy-remote variable-interest entities (“VIEs”), and its wholly-owned subsidiaries.

PART I
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements, including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility (as defined herein); and proceeds from accessing debt or equity markets; and other risks detailed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

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
Operating Segments
We operate two reportable segments: retail and credit. Information regarding segment performance is included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8. in Note 14, Segment Information, of the Consolidated Financial Statements of this Annual Report on Form 10-K.
Retail Segment. We began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2019, we operated 123 retail stores located in 14 states. Our stores typically range in size from 25,000 to 50,000 square feet and are predominantly located in areas densely populated by our core customers.
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

•
Consumer electronics, including LED, OLED, QLED, 4K Ultra HD, smart televisions, gaming products and home theater and portable audio equipment. We offer brands such as Samsung, LG, Sony, Microsoft, Bose and Beats.

•	Home office, including computers, printers and accessories. We offer brands such as HP, Dell, Apple, and Microsoft.
We strive to ensure that our customers’ shopping experience at Conn’s is equal to, or exceeds, their experience with other providers of durable consumer goods targeting our core customer demographic. We offer a high level of customer service through our commissioned and trained sales force, next day delivery and installation in the majority of our markets and product repair or replacement services for most items sold in our stores. Flexible payment alternatives offered through our proprietary in-house credit programs and third-party financing alternatives provide our customers the ability to make aspirational purchases. We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services, combined with our customer service-focused store, delivery and service associates make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional, local and internet retailers. We believe our attractive credit programs generate strong customer loyalty and repeat business.
Credit Segment. Our in-house consumer credit programs are an integral part of our business and are a major driver of customer loyalty. We believe our in-house credit programs are a significant competitive advantage that we have developed over our 50-plus years in providing credit. We have developed proprietary underwriting models that provide standardized credit decisions, including down payment, limit amounts and credit terms, based on customer risk and income level. We use our proprietary auto-decision algorithms and in-depth evaluations of creditworthiness performed by qualified in-house credit underwriters to complete all credit decisions. In order to improve the speed and consistency of underwriting decisions, we continually review our auto-decision algorithms. Additionally, we provide access to alternative financing options to a wider range of consumers through our relationship with third-party payment solution providers such as Synchrony Bank (“Synchrony”) and Progressive Leasing (“Progressive”). These third parties manage their own respective underwriting decisions and are responsible for their own collections. Our in-house credit programs and access to third-party payment solutions allows us to provide credit to a large and under-served customer base and differentiates us from our competitors that do not offer similar programs.
Our goal is to provide every customer that enters our stores or applies for credit on our website an affordable monthly payment option. Currently, we make the following payment options available to our customers based on a review of their credit worthiness:

•
For customers with credit scores that are typically above 650, we offer special no-interest or lower interest option financing programs on select products through a Conn’s branded revolving credit card from Synchrony or we may offer an in-house financing program;

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
We mitigate credit risk by originating to a substantial number of customers who have purchased from us in the past. These repeat customers have historically exhibited a lower probability of default than new customers.  For fiscal year 2019 and 2018, 55% and 53%, respectively, of our originations were to repeat customers who financed a purchase through our in-house credit programs more than five months after financing an initial purchase through our in-house credit programs.  As of January 31, 2019 and 2018, 62% and 61%, respectively, of balances due under our in-house credit programs were from repeat customers who have previously financed with us.

Industry and Market Overview
The products we sell are typically considered home necessities, used by our customers in their everyday lives. Many factors influence sales, including consumer confidence, economic conditions, and household formations. We also benefit from the introduction of new products and technologies driving consumers to upgrade existing appliances, electronics and home office products.
As of January 31, 2019, we operated 57 of our 123 stores in Texas. As a result, we continue to benefit from strong demographic trends in the state of Texas. According to the U.S. Department of Commerce’s Bureau of Economic Analysis (the “Bureau of Economic Analysis”), Texas was the second largest state by nominal GDP in 2018. In addition, from calendar year 2013 to 2018, Texas experienced population growth of 8.4% compared to the United States (“U.S.”) population growth of 3.5% over the same period. Moreover, the unemployment rate in Texas was 3.8% as of January 2019.
Furniture and Mattress.  According to the Bureau of Economic Analysis, personal consumption expenditures for household furniture and mattresses were $114.8 billion for calendar year 2018, an increase of 4.6% from $109.7 billion in 2017. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores, the internet, and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs and catalog retailers. For fiscal year 2019, we generated 35.5% of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin. Given our ability to provide customer financing and next day delivery, we believe that we have strong competitive advantages and significant growth opportunities in this market and expect to continue to grow the balance of sale of our furniture and mattress product category. Product design, innovation and technological advancements have been key drivers of sales in this market.
Home Appliance. According to the Bureau of Economic Analysis, personal consumption expenditures for home appliances were $58.0 billion for calendar year 2018, an increase of 3.6% from $56.0 billion in 2017. Major household appliances, such as refrigerators and washer/dryers, accounted for 84.3% of this total at $48.9 billion in 2018. For fiscal year 2019, we generated 30.8% of total product sales from the sale of home appliances. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from home improvement centers, large appliance and electronics superstores, national chains, warehouse clubs, department stores, regional chains, local dealers/single-store operators, manufacturer-direct websites and internet retailers.
Key drivers of sales in the appliance market include product design and innovation, brand and quality. We carry products with features that include large-capacity, high-efficiency laundry appliances, refrigerator design innovation, technological advancements such as smart home connectivity and variations on these features from leading brands.
Consumer Electronics and Home Office. According to the Bureau of Economic Analysis, electronics spending was $233.7 billion for calendar year 2018, an increase of 4.8% from $223.1 billion for calendar year 2017. Televisions accounted for $32.0 billion of the overall personal consumption expenditures, versus $30.9 billion in the prior year. Personal computers and peripheral equipment accounted for $62.9 billion of the overall expenditures, compared to $59.3 billion in the prior year. For fiscal year 2019, we generated 24.3% of total product sales from the sale of consumer electronics and 8.0% of total product sales from the sale of home office products. The electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, warehouse clubs, regional chains, local dealers/single-store operators, manufacturer-direct websites, consumer electronics departments of selected department and discount stores and internet retailers.
Technological advancements and the introduction of new products largely drive demand in the electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate new technologies, including LED, QLED, OLED, 4K Ultra HD, smart televisions, gaming products, home theater and touch-screen computers. New technologies offer better clarity and quality of video, increased computer processing speed, availability of additional 4K content and other significant advantages, which have driven increases in large screen and premium television sales.
Consumer Credit.  Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which primarily excludes loans secured by real estate, was $4.0 trillion as of December 31, 2018, an increase of 5.3% from $3.8 trillion at December 31, 2017. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) and fixed-term (e.g., automobile loans), and at times is secured by the products being purchased.
Competition. Our competitive strength is based on offering financing options, including our proprietary in-house credit programs, to our core credit-constrained customers, enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, next day delivery capabilities, low payment guarantee and product repair service. Currently, we compete against a diverse group of retailers, including national mass merchants such as Wal-Mart, Target, Sam’s Club, Sears and Costco, specialized national retailers such as Best Buy, Ashley Furniture, and Mattress Firm, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, and consumer electronics similar, and often identical, to those items we sell. We also compete with internet retailers such as Amazon, Wayfair and manufacturer-direct websites. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. However, these competitors typically do not provide a credit offering similar to our proprietary in-house credit programs for credit-constrained consumers. We also compete against companies offering credit-constrained consumers products for the home similar to those offered by us under weekly or monthly lease-to-own payment options. Competitors include Aaron’s and Rent-A-Center, as well as many smaller, independent companies.
Customers
We have a well-defined core consumer base that is comprised of working individuals who typically earn between $25,000 to $60,000 in annual income, live in densely populated and mature neighborhoods, and typically shop at our stores to replace older household goods with newer items. Our product line is comprised of durable home necessities which enables us to appeal to a diverse range of cultural and socioeconomic backgrounds and to operate stores in diverse markets. No single customer accounts for more than 10% of our total revenues and we do not have a significant concentration of sales with any individual customer. Therefore, the loss of any one customer would not have a material impact on our business.
Seasonality
Our business is seasonal with a higher portion of sales and operating profit realized during the fourth quarter due primarily to the holiday selling season. In addition, during the first quarter, our portfolio performance benefits from the timing of personal income tax refunds received by our customers, which typically results in higher cash collection rates.
Merchandising
Vendors. We purchase products from a wide range of manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period and are renewable at the option of the parties. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2019, 65.3% of our total inventory purchases were from six vendors, including 25.3%, 16.1% and 7.0% of our total inventory purchases from Samsung, LG, and New Age, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Other than industry-wide shortages that occur from time to time, we have not experienced significant difficulty in maintaining adequate sources of merchandise and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.
Merchandise. We focus on providing a selection of quality merchandise at a wide range of price points to appeal to a broad range of potential customers. We primarily sell brand name merchandise with manufacturer’s warranties. Our established relationships with furniture and mattress, home appliance and consumer electronics vendors give us purchasing power that allows us to offer name brand appliances and electronics at prices that are comparable with national retailers and provides us a competitive selling advantage over smaller independent retailers. We are able to purchase furniture inventory in volumes that allow us to import container load quantities that reduce our costs and allow us to offer our products at competitive prices. Additionally, we provide next-day delivery to a majority of our customers, giving us a competitive advantage over smaller furniture retailers in the marketplace today.
Credit Operations
General. We sell our products by offering our customers financing through our proprietary in-house credit programs, the use of third-party financing, and by taking cash or credit card payments. For the fiscal year 2019, approximately 70.1% of purchases were financed through our proprietary in-house credit programs, approximately 23.2% of purchases were financed through the use of third-party financing, and approximately 6.7% of purchases were made with cash or credit card.
Underwriting. Decisions to extend credit to our retail customers are made by our internal credit underwriting department, which is separate and distinct from our other operations, including credit monitoring and collections and retail sales. In addition to auto-decision algorithms, we employ a team of credit underwriting personnel of approximately 60 individuals to make credit granting decisions using our proprietary underwriting process. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels; a review of the customer’s previous credit history with us; and the particular products being purchased. Our underwriting models determine the finance terms, including down payment, limit amounts and credit terms. During fiscal year 2019, for the credit applications that were approved and utilized, 62.7% were approved automatically. The remaining credit decisions were based on the evaluation of the customer’s creditworthiness by a qualified in-house credit underwriter or required additional documentation from the applicant. For certain credit applicants that may have past credit problems or lack credit history, we use stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and minimum down payment levels. Our underwriting employees are trained to follow our methodology in approving credit.

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
Credit monitoring and collections. Our collection activities involve a combination of efforts that take place primarily in our Beaumont and San Antonio, Texas, collection centers. As of January 31, 2019, we employed approximately 480 full and part time individual collectors and support personnel who service our active customer credit portfolio. We also utilize collection agencies to service portions of our active and charged-off portfolio, which provide approximately 230 additional agents. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are generally necessities for the home. We utilize a credit collection strategy that includes telephone calls and messages, inside collectors that contact borrowers, collection letters, e-mails, text messages and third-party legal services that process claims and attend bankruptcy hearings and voluntary repossession. Our employees are trained to follow our methodology in collecting our accounts and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo skill assessment training, coaching and call monitoring within their respective departments. Our personnel are required to complete regular refresher training and testing.
We closely monitor the credit portfolio to identify delinquent accounts early and dedicate resources to contact customers concerning past due accounts. We believe that our unique underwriting models, secured interest in the products financed, required down payments and credit limits, local presence, ability to work with customers relative to their product and service needs, and our flexible financing alternatives help mitigate the loss experience on our portfolio.
Customers can make payments through our web portal, over the phone, by ACH, third-party bill pay arrangements, by mail to our lock box or in-person at our store locations. During fiscal year 2019, we received 28.0% of the payments on credit accounts in our store locations, which helps us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases. We regularly extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We typically charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options the customer must demonstrate a willingness and ability to resume making contractual monthly payments.
We deem an account to be uncollectible and charge it off when the account is more than 209 days past due at the end of a month. Our credit and accounting staff consistently monitor trends in charge-offs by examining the various characteristics of the charge-offs, including by market, product type, customer credit and income information, down payment amounts and other identifying information. We track our charge-offs both gross, before recoveries, and net, after recoveries. We periodically adjust our credit granting, collection and charge-off policies based on this information. It is to our advantage to manage the portfolio to balance the combined servicing costs and net losses on the credit portfolio with the benefit of repeat retail sales. We may incur higher servicing costs in order to build customer relationships that may result in future retail sales. Collection activity continues after an account is charged off by both internal staff and third party collection agencies who are typically paid on a contingency basis.

Store Operations
Stores. We operate retail stores in 14 states. The following table summarizes the number of stores in operation at January 31, 2019 in each of our markets:

Geographic Location	Number of Locations	Retail Square Feet	Other Square Feet
Alabama	1	39,124	7,204
Arizona	11	384,283	73,936
Colorado	7	243,383	47,623
Georgia	1	40,935	8,446
Louisiana	7	297,057	75,860
Mississippi	2	73,780	13,892
Nevada	3	118,511	26,072
New Mexico	4	138,285	23,325
North Carolina	11	419,584	83,889
Oklahoma	4	135,215	27,740
South Carolina	4	140,145	21,516
Tennessee	6	214,116	46,455
Texas	57	2,009,158	321,489
Virginia	5	171,968	38,771
Store totals	123	4,425,544	816,218
Distribution and Service Centers and Cross-dock Facilities (excluding cross-docks within stores)	21	—	2,958,617
Corporate Offices	4	—	196,984
Total	148	4,425,544	3,971,819
Our stores have an average selling space of approximately 36,000 square feet, plus a storage area for fast-moving and smaller products that customers prefer to carry out rather than wait for in-home delivery. Thirteen of our retail stores also contain cross-dock facilities.
We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores, distribution and service centers and cross-dock facilities to retain the flexibility of managing our financial commitment to a location if we later decide that a store or market is performing below our standards or the market would be better served by a relocation. As of January 31, 2019, we leased almost all of our store, distribution and service center and cross-dock locations.
Personnel and compensation. We staff a typical store with a store manager, an assistant manager, an operations manager, an average of 20 sales personnel and other support staff, including cashiers and porters based on store size and location. Managers have an average tenure with us of approximately four years and typically have prior sales floor experience. In addition to store managers, we have 17 district managers.
We compensate the majority of our sales associates on a straight commission arrangement. Store managers and assistant store managers receive a salary and are eligible for a bonus. We believe that because our store compensation plans are primarily tied to sales, they generally provide us an advantage in attracting and retaining highly motivated employees.
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

E-Commerce
We are focused on expanding the capabilities of our website to generate customer traffic for both our digital and physical stores. Our website provides new and existing customers with the ability to review substantially all of our product offerings and prices, apply for credit and make payments on their credit accounts. We update our website regularly to reflect new products, product availability and current promotional offers. Customers may also purchase certain products on our website using a credit card. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales and growth in our credit collections. We are focused on improving the customer experience by making it easier for customers to apply for and be approved for credit on-line. In late fiscal year 2019, we started to offer certain credit-qualified customers the ability to complete an entire purchase transaction financed online through our proprietary in-house credit programs. Our website averaged approximately 59,000 credit applications per month during fiscal year 2019. This compares to average monthly website applications of approximately 57,000 and 53,000 during fiscal year 2018 and 2017, respectively.
The website is supported by a call center, allowing us to better assist customers with their credit and product needs.
Distribution and Inventory Management
We currently operate 10 regional distribution centers, which are located in Houston, San Antonio, Dallas, Beaumont, El Paso, and McAllen, Texas; Phoenix, Arizona; Denver, Colorado; Charlotte, North Carolina and Nashville, Tennessee, one service center located in Houston, Texas, 10 smaller cross-dock facilities and 13 stores with cross-dock facilities. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regional inventory and accounting controls.
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
We primarily use third-party providers to move products from distribution centers to stores and between markets to meet customer needs. We outsource our in-home deliveries to third-party providers and, for most purchases, we offer next day delivery to our customers. These third-party providers use a fleet of home delivery vehicles that enables a highly trained staff of delivery and installation specialists to quickly complete the sales process and provide a high-quality customer experience. We also may receive a delivery fee based on the products sold and the services needed to complete the delivery.
Product Support Services
Next-day delivery and installation. We provide next-day delivery and installation services in most of the markets in which we operate. We believe next-day delivery of our goods is a highly valued service to our customers.
Credit insurance. Acting as licensed agents for third-party insurance companies, we offer property, life, disability and involuntary unemployment credit insurance, which we collectively refer to as credit insurance, at all of our stores on sales financed through our in-house credit programs. These insurance products protect the customer’s purchase by covering their payments on their credit account if covered events occur. Property insurance purchased through us can be canceled at any time with proof of alternative coverage. We receive sales commissions from the third-party insurance companies at the time we sell the coverage, and we may receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums.
We require proof of property insurance on all purchases financed through our in-house credit offerings; however, we do not require that customers purchase this insurance from us if they have or acquire such insurance from another third-party provider. Premiums charged on the credit products we sell are regulated and vary by state.
Product repair service. We believe that providing product repair and replacement services is an important differentiation and reinforces customer loyalty. We provide in-home and shop repair services for most of the products we sell and primarily service products purchased from us. Customer repair needs are primarily serviced with an employee-based technician workforce. We believe this staffing model allows us to control the post-sale customer service experience.
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
Employees
As of January 31, 2019, we had approximately 4,300 full-time employees and 175 part-time employees. We offer a comprehensive benefits package for eligible employees, including health, life, short- and long-term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay. None of our employees are subject to collective bargaining agreements governing their employment with us, and we believe that our employee relations are good. We have a formal dispute resolution plan that requires mandatory arbitration for employment-related issues.
Regulation
The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements and limitations on the origination, servicing and enforcement of retail installment sale accounts and consumer loans as well as our acts and practices in connection with these activities. Applicable federal laws include, but are not limited to, the Truth in Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”), the Gramm-Leach-Bliley Act (“GLB”), the Electronic Fund Transfer Act (“EFTA”) and the implementing regulations of the foregoing statutes. The Federal Trade Commission (“FTC”) has broad consumer protection enforcement authority under Section 5 of the Federal Trade Commission Act (“FTCA”), which prohibits “unfair or deceptive acts or practices in or affecting commerce.” The FTC also can enforce specific consumer protection statutes, such as the ECOA, FCRA, and TILA, and issue regulations in respect thereof. The Consumer Financial Protection Bureau (“CFPB”) was created in 2010 upon the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The CFPB has rulemaking and enforcement authority over nonbanks engaging in offering or providing a consumer financial product or service (such as extending credit and servicing loans) as well as any affiliate of such “covered person” that acts as a “service provider” to such covered person. The federal consumer financial laws over which the CFPB has enforcement and rulemaking authority include TILA, ECOA, FCRA, FDCPA, and GLB as well as authority under Title X of the Dodd-Frank Act to prohibit “unfair, deceptive or abusive acts or practices” (“UDAAP”) in connection with consumer financial products and services. The scope of UDAAP is broad and often uncertain, but the CFPB has been active in enforcing UDAAP claims. The CFPB has broad power to impose civil money penalties, restitution, and other corrective action under the various laws described above and, for this reason, poses a significant regulatory risk to the origination, servicing, and collection of our retail installment contracts and consumer loans.
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
Prior to August 2016, our proprietary financing product consisted of a retail installment sale contract entered into between Conn Appliances, Inc. and our customer. Commencing in August 2016, the Conn Appliances, Inc. retail installment sale contract offer for Texas store customers was phased out, and Conn Credit Corporation, Inc., an affiliate of Conn Appliances, Inc., began offering a consumer loan product to our customers. Similar to the procedure employed with retail installment sale contracts, the loan contracts are assigned to an affiliate. In conjunction with this Texas direct loan program, Texas consumer lender licenses were obtained by Conn Credit Corporation, Inc., Conn Appliances, Inc., and the affiliate entity Conn Credit I, LP holding the loan contracts. We completed similar transitions from our retail installment sales contracts to consumer loan products in Oklahoma, Louisiana and Tennessee. For customers of most stores located outside of Texas, Oklahoma, Louisiana, and Tennessee, Conn Appliances, Inc. continues to offer a retail installment sale contract. We are reviewing opportunities in other states where we may be able to make a similar transition to consumer loan products.
State laws impose disclosure and other requirements and limitations on retail installment sale contracts and consumer loan agreements and impose maximum amounts of finance charges and interest, as well as regulation of other fees and charges, together with restrictions on credit terms, collection and enforcement and other aspects of extending and collecting consumer credit. State consumer finance laws vary from state to state. The originating and servicing of consumer loans typically requires state licensing which entails heightened supervision, examination, and other requirements which may not be applicable to retail sellers extending credit under retail installment sale contracts. Pursuant to the Dodd-Frank Act, state attorneys general and designated state consumer finance regulatory agencies may enforce specified federal consumer finance laws and impose penalties and remedies for their violation. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to consumer litigation and government enforcement action, possibly resulting in substantial penalties and claims for damages and, in certain circumstances, may subject us to injunctions, require us to refund finance charges already paid, forgo finance charges not yet paid under credit accounts, change our credit extension, servicing, collection, and marketing practices or a combination of the foregoing. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.
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
In conjunction with the sale of merchandise, we offer our customers the opportunity to purchase repair service agreements on specified products. These contracts are entered into between the customer and an unaffiliated service provider. The contracts enable the customer to obtain repair and/or replacement of certain eligible products in the event of specified failures as described in the terms and conditions of the contract. The service provider, which is financially and legally obligated to perform under these contracts, has entered into a contract with our affiliate to administer the contracts. We post descriptions of these contracts and links to the contract terms on our website. Service contracts require payment of a segregated fee which may be purchased by cash, check or financed by customers entering into retail installment sale contracts with Conn Appliances, Inc. or loan agreements with Conn Credit Corporation, Inc. The federal Magnusson-Moss Warranty Act governs written warranties and service contracts. For service contracts entered into with Texas customers, state law requires registration of the service provider and Conn Appliances, Inc. as an administrator, a reimbursement insurance policy and other requirements on the service provider, responsibilities on service contract sellers, record-keeping requirements, restrictions on the sale or marketing of service contracts, required contract terms and disclosures, and cancellation requirements, among other requirements and prohibitions. Other states vary in their regulation of these contracts. Violation of these laws can result in injunctive relief, civil penalties, and/or other remedies. We believe we are in substantial compliance with all applicable laws and regulations relating to the offering and administration of service contracts.
Tradenames and Trademarks
We have registered the trademarks “Conn’s,” “Conn’s HomePlus,” “YE$ YOU’RE APPROVED,” “YES Money,” “YE$ Money,” “YES Lease,” “YE$ Lease,” “$i Estas Aprobado,” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc. Our trademark registrations generally last for ten-year periods and are renewed prior to expiration for additional ten-year periods.
Available Information
We are subject to reporting requirements of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and the rules and regulations promulgated thereunder. The Exchange Act requires us to file reports, proxy and other information statements and other information with the SEC. You may also obtain these materials electronically by accessing the SEC’s website at www.sec.gov.
The Board of Directors of the Company (“Board of Directors”) has adopted a code of business conduct and ethics for our employees, code of ethics for our Chief Executive Officer and senior financial professionals and a code of business conduct and ethics for our Board of Directors. A copy of these codes are published on our website at www.conns.com under “Investor Relations — Corporate Governance.” We intend to make all required disclosures concerning any amendments to, or waivers from, these codes on our website. In addition, we make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations — SEC Filings,” by accessing our website at www.conns.com.
We make available on our website at www.conns.com under “Investor Relations — Asset Backed Securities” updated monthly reports to the holders of our asset-backed notes. This information reflects the performance of the securitized portfolio only, in contrast to the financial statements contained herein, which reflect the performance of all of the Company’s outstanding receivables, including those originated subsequent to those included in the securitized portfolio.
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

•	A lack of consumer demand for our products or financing programs at levels that can support store growth or the profitability of existing stores;

•	Inability to make customer financing programs available that allow consumers to purchase products at levels that can support store growth;

•	An inability to manage a greater number of new customers from new stores;

•	Limitations created by covenants and conditions under our debt agreements, including our Revolving Credit Facility, the indenture governing our senior notes and our asset-backed notes;

•	An inability or unwillingness of vendors to supply product on a timely basis or at competitive prices;

•	An inability to secure consumer lending licenses in new or adjacent states or markets;

•	The failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and distribution systems;

•	Unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	Problems in adapting our distribution and other operational and management systems to an expanded network of stores; and

•	Higher costs for direct mail, television, newspaper, digital, radio and out-of-home targeted advertising.
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
For example, we began offering our direct loan program pursuant to state-issued lending licenses across our Texas locations in 2016 and, in 2017, we began to offer our direct loans pursuant to state-issued lending licenses in all stores located in Louisiana, Tennessee and Oklahoma. These four direct loan program states represent approximately 78% of our fiscal year 2019 originations. If we fail to establish or implement a proper regulatory infrastructure to comply with each state’s legal and regulatory requirements for each state’s direct loan program, state regulators could restrict or rescind our direct loan lending licenses. A restriction or a loss of such licenses could have a material adverse effect on our financial performance and cause reputational harm.
Further, in the event we undertake such an expansion into additional states that allow for direct consumer lending, and do not have the proper legal and regulatory compliance infrastructure, consumer lending licenses or personnel, or otherwise do not successfully execute such an expansion, or our customers do not positively respond to such an expansion, it could have a material adverse effect on us.
We have plans for significant future capital needs and the inability to access our Revolving Credit Facility or capital markets on favorable terms or at all may have a materially adverse effect on us. We generally finance our operations primarily through a combination of cash flow generated from operations, borrowings under our Revolving Credit Facility, and securitizations of customer receivables through the capital markets. Our ability to access capital through our existing Revolving Credit Facility, raise additional capital by expanding our Revolving Credit Facility, or undertake future securitization or other debt or equity transactions on economically favorable terms or at all, depends in large part on factors that are beyond our control, including:

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
Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness. As of January 31, 2019, we had aggregate outstanding indebtedness, including under our Revolving Credit Facility, senior notes and various classes of asset-backed notes, of $950.3 million. This level of indebtedness could:

•	Make it more difficult for us to satisfy our obligations with respect to our outstanding notes and other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;

•
Require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, acquisitions, new store openings, capital expenditures and other general corporate purposes;

•	Limit our ability to obtain additional financing for working capital, acquisitions, new store openings, capital expenditures, debt service requirements and other general corporate purposes;

•	Limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase;

•	Increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest); and

•
Place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates which, as a result, may be better positioned to withstand economic downturns.

Any of the foregoing impacts of our level of indebtedness could have a material adverse effect on us.
Our debt securities may receive ratings that may increase our borrowing costs. We may elect to issue securities for which we may seek to obtain a rating from a rating agency. It is possible, however, that one or more rating agencies may independently determine to assign a rating to any of our issued debt securities. If any ratings are assigned to any of our debt, or the asset-backed notes or other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, whether as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. Inability to access the credit markets on acceptable terms, if at all, could have a material adverse effect on our financial condition.
Securitization markets have undergone periods of significant dislocation in the past, and we might not be able to access the securitization market for capital from time to time in the future. The economic recession that began in 2009 and events in the securitization markets, as well as the debt markets and the economy generally, caused significant dislocations, lack of liquidity in the market for asset-backed securities, and a severe disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. While the securitization markets have recovered in many respects, and we have successfully consummated several securitization transactions, additional or prolonged disruptions in the securitization market could preclude our ability to use securitization as a financing source, or could render it an inefficient source of financing making us more dependent on alternative sourcing of financing that might not be as favorable as securitizations or might be otherwise unfavorable or unavailable altogether.
Securitization structures are subject to an evolving regulatory environment that may affect the availability and attractiveness of securitization as a financing option. In the U.S., following the economic recession that began in 2009, there has been increased political and regulatory scrutiny of the asset-backed securities industry. This has resulted in increased regulation that is currently at various stages of implementation. The impact of such regulations on investors in securitization markets and the incentives for certain investors to hold asset-backed securities remain unclear, and may have a material adverse effect on the liquidity of such securities, which could have a material adverse effect on our liquidity. Additionally, rules from various agencies now require sponsors of asset-backed securities to retain an ownership stake in securitization transactions. Any adverse changes to these regulations could effectively limit our access to securitization as a source of financing or alter the structure of securitizations, which could pose risks to our participation in any securitizations or could reduce or eliminate the economic incentives to us of participating in securitizations.
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
If there is a breach of those representations and warranties, one of our operating subsidiaries may be obligated to repurchase the affected Receivables. If our operating subsidiary is required to repurchase Receivables that were previously sold in connection with the Financing Transactions, this could have a materially adverse impact on our results of operations, financial condition, and liquidity.
A decrease in our credit sales, a decline in credit quality of our customers or other factors outside of our control could lead to a decrease in our product sales and profitability. A significant portion of our credit portfolio is comprised of credit provided to customers considered to be sub-prime borrowers who have limited credit history, low income or past credit problems. Entering into credit arrangements with such customers entails a higher risk of customer default, higher delinquency rates and higher losses than extending credit to more creditworthy customers. While we believe that our pricing and the underwriting criteria and collection methods we employ enable us to effectively and appropriately manage the higher risks inherent in issuing credit to sub-prime customers, no assurance can be given that such pricing and underwriting criteria and methods will afford adequate protection against such risks. We have experienced volatility in delinquency and charge-off rates on our customer receivables, each of which has the effect of decreasing our profitability. Some of our customer receivables become delinquent from time to time. Some accounts end up in default, due to various factors, such as general and local economic conditions, including the impact of rising interest rates, living costs and unemployment rates. As we continue to expand into new markets, we will obtain new customer receivables that may present a higher risk than our existing customer receivables since new customer receivables do not have an established credit history with us.
If we are required to reduce the amount of credit we grant to our customers (whether due to financial or regulatory constraints), or if our customers curtail entering into credit arrangements with us, whether as a result of prolonged economic uncertainty in the U.S., increases in unemployment or other factors, we likely would sell fewer products, which could result in a material adverse effect on us. Further, because a significant number of payments we receive on credit accounts are made in person by customers in one of our store locations, any decrease in credit sales could reduce traffic in our stores and result in lower revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which could have a negative impact on net sales.
We maintain an allowance for doubtful accounts on our customer accounts receivable. If the allowance for doubtful accounts is inadequate, we would recognize losses in excess of the allowance, which could have a material adverse effect on us.
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
Increased borrowing costs will negatively impact our results of operations. Because most of our consumer credit programs have interest rates equal to the highest rate allowable under applicable state law, we would generally not be able to pass higher borrowing costs along to future consumer credit customers and our results of operations could be negatively impacted. The interest rates on our Revolving Credit Facility are variable based upon an applicable margin determined by a pricing grid plus a London Interbank Offered Rate (“LIBOR”) or alternate base rate, and increases in such rates would reduce our margins. The level of interest rates in the market in general will impact the interest rate on any debt instruments we issue in the future. Additionally, we may issue debt securities or enter into credit facilities under which we pay interest at a higher rate than we have historically paid, which would further reduce our earnings and negatively impact our results of operations.
Deterioration in the performance of our customer receivables portfolio could materially adversely affect our liquidity position and profitability. Our liquidity position and profitability are heavily dependent on our ability to collect our customer receivables.

If the performance of our customer receivables portfolio were to substantially deteriorate, that could have a material adverse effect on the liquidity available to us and our ability to comply with the covenants and borrowing base calculations under our Revolving Credit Facility, and our earnings may decline due to higher provisions for bad debt expense, higher servicing costs, higher net charge-off rates and lower interest and fee income.
Our ability to collect from credit customers may be impaired by store closings. In the event of store closings, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers remit payments in store and have not traditionally made payments to a non-store location.
In deciding whether to extend credit to customers, we rely on the accuracy and completeness of information furnished to us by or on behalf of our credit customers, and we assume certain behavior and attributes on the basis of prior customers. If we and our systems are unable to detect any misrepresentations in this information, or if our assumptions prove inaccurate, it may have a material adverse effect on us. In deciding whether to extend credit to customers, we rely heavily on information furnished to us by or on behalf of our credit customers, including employment and personal financial information, and our ability to validate such information through third-party services. We also assume certain behavior and attributes observed for prior customers. Our ability to effectively manage our credit risk could be impaired, and could have a material adverse effect on us, if a significant percentage of our credit customers intentionally or negligently misrepresent any of this information, and our systems do not detect such misrepresentations, or if unexpected changes in behavior caused by macroeconomic conditions, changes in consumer preferences, availability of alternative products or other factors cause our assumptions to be inaccurate.
Our policy of re-aging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs, and may lead to higher delinquency statistics in the future. Re-aging is offered to certain of our past-due customers if they meet the conditions of our re-age policy. Our decision to offer a delinquent customer a re-age program is based on that borrower’s specific condition, our history with the borrower, the amount of the loan and various other factors. When we re-age a customer’s account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the re-aging process and has the ability to re-age an account multiple times during its life. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacts the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates for earlier periods might have been higher. If the customer defaults on the re-aged account, our re-aging may have simply postponed a delinquency, and our future delinquency statistics will be correspondingly higher.
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
The success of our collection efforts depends on our collection center being properly staffed and our staff being properly trained to assist borrowers in bringing delinquent balances current and ultimately avoiding charge-off. If we do not properly staff and train our collections personnel, or if we incur any downtime or other issues with our information systems that assist us with our collection efforts, then the number of accounts in a delinquent status or charged-off could increase. In addition, managing a substantially higher volume of delinquent customer receivables typically increases our operational costs. A rise in delinquencies or charge-offs could result in a material adverse effect on us.
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
We benefit from the collection of customer and non-customer recoveries on our customer accounts receivables.  Our inability to continue to collect these recoveries could adversely affect our financial results.  Once an account is charged-off, we continue to pursue collections from various recovery sources, including the customer, various state taxing jurisdictions in which sales tax was remitted and our third party insurance and warranty carriers that sold insurance and warranty products.  If we are unable to continue to pursue our collections efforts as a result of operational, legislative, contractual or other changes, our financial results could be adversely affected.
Our reported results require the judgment of management, and we could be subject to risks associated with these judgments or could be adversely affected by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, we prepare our financial statements in accordance with generally accepted accounting principles (“GAAP”), and GAAP and its interpretations are subject to change over time. If new rules, different judgments, or interpretations of existing rules require us to change our financial reporting, our results of operations and financial condition could be materially adversely affected, and we could be required to restate historical financial reporting.
An economic downturn or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in a material adverse effect on us. Many factors affect consumer spending, including regional or world events, war, conditions in financial markets, local, state and national budgets and fiscal operations and conditions, general business conditions, interest rates, inflation, energy prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence. Consumer purchases of our products and customers making payments to us decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. Recent instability in financial markets, turmoil in Europe, the Middle East and Asia, decreases in consumer confidence and volatile oil prices have negatively impacted our markets and may present significant challenges to our operations in the future. Additionally, we believe a portion of our customer base continues to experience significant economic challenges and uncertainty, including stagnant incomes or incomes that have not returned to pre-recession levels, and that those challenges could be intensified by increasing inflationary pressures and rising interest rates.
Some of our customers may be recent immigrants and some may not be US citizens. Further, statements from our nation’s capital regarding immigration policies that affect states that share a border with Mexico may negatively impact our retail sales.  We follow customer identification procedures including accepting government-issued picture identification, but we do not verify immigration status of our customers. If we or the retail credit offering sector receive negative publicity around making loans to potentially undocumented immigrants, it may draw additional attention from regulatory agencies or advocacy groups, which may harm our sales and collections results. While our credit models look to approve customers who have stability of residency and employment, it is possible that a significant change in immigration patterns, policies or enforcement could cause our customers to reduce their business with us, or not engage in business transactions with us, and cause a reduction in sales or an increase in account delinquencies. Further, continued political statements coming from our nation’s capital regarding immigration policies that affect states that share a border with Mexico may continue to create sales challenges and to negatively impact our retail sales in stores along the Mexican border. There is no assurance that a significant change in US immigration patterns, laws, regulations or enforcement will not occur, and any such significant change could have a material adverse impact on us.
If we lose key management or are unable to attract and retain the qualified sales and credit granting and collection personnel required for our business, our operating results could suffer. Our success depends to a significant degree on the skills, experience and continued service of our key executives and the identification of suitable successors for them. While our key executives are subject to non-competition restrictions and other negative contractual covenants, if we lose the services of any of these individuals and we are unable to identify a suitable successor, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, our business and operations could be harmed, and we could have difficulty in implementing our strategy. In addition, our sales and credit operations are largely dependent upon our labor force. As our business grows, and as we incur turnover in current positions, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Additionally, if we are unable to attract and retain qualified credit granting and collection personnel, our ability to perform quality underwriting of new credit transactions and maintain workloads for our collections personnel at a manageable level could be materially adversely affected, and our operations could be materially adversely impacted, resulting in higher delinquency and net charge-offs on our credit portfolio. Competition for qualified employees could require us to pay higher wages, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales and operating results could suffer.
We depend on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including wage and hour regulations. Our workforce is comprised primarily of employees who work on an hourly basis. In certain markets where we operate, there is significant competition for hourly employees. The lack of availability of an adequate number of hourly employees or an increase in wages and benefits to current employees could have a material adverse effect on us. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health and workers’ compensation benefits, unemployment taxes, overtime and working conditions and immigration status. Accordingly, legislated increases in the federal, state or local minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on us.
We face significant competition from national, regional, local and internet retailers of furniture and mattresses, home appliances, and consumer electronics. The retail market for consumer electronics, furniture and mattresses is highly fragmented and intensely competitive and the market for home appliances is concentrated among a few major dealers. We currently compete against a diverse group of retailers, including national mass merchants, specialized national retailers, home improvement stores, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, and consumer electronics, similar, and often identical, to those items we sell. We also compete with retailers that market products using store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Additionally, we compete to some extent against companies offering weekly or monthly lease-to-own payment options to credit constrained consumers for products for the home similar to those offered by us.
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
Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	Expansion by our existing competitors or entry by new competitors into markets where we currently operate;

•	Lower pricing;

•	Aggressive advertising and marketing;

•	Extension of credit to customers on terms more favorable than we offer;

•	Extension of credit options to customers with lower credit quality;

•	Larger store size, or innovative store formats, which may result in greater operational efficiencies; and

•	Adoption of improved retail sales methods.
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
We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors. Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins. Suppliers may also take various steps, including manufacturing lower-cost inventory in higher volumes, to increase their own profitability, which may negatively impact our margins and, as a result, our profitability. Typically, new products, such as LED, OLED, QLED, 4K, Ultra HD, and internet-ready televisions are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of products helps drive unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. We continue to adjust our marketing strategies to address this challenge through the introduction of new product categories, new products within our existing categories and product innovations. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products, such as personal electronics products, and declines in average selling prices of key products, such as consumer electronics and home appliances. If sales of lower margin items continue to increase and replace sales of higher margin items, or if our consumer electronics products average selling prices decrease due to the maturity of their life cycle, our gross margin and overall gross profit levels may be materially adversely affected.
A disruption in our relationships with, the operations of, or the supply of product from any of our key suppliers, including those suppliers and manufacturers located in Asia and Mexico, could have a material adverse effect on us. The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers. We do not have long-term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise we currently, or would like to, offer our customers. We also rely on our suppliers for funds in the form of vendor allowances. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, while we purchase products from approximately 100 manufacturers and distributors, we rely heavily on a relatively small number of suppliers. For example, during fiscal year 2019, 65.3% of our total inventory purchases were from six vendors. The loss of any one or more of our key suppliers or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts, could have a material adverse effect on our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices, and on our results of operations and financial condition.
If one of our vendors were to go out of business or were to be unable to fund amounts due to us, including payments due for returns of product and warranty claims, it could have a material adverse effect on our results of operations and financial condition. Catastrophic or other unforeseen events, whether inside or outside the U.S., could materially adversely impact the supply and delivery to us of products manufactured far from our sales facilities, including manufacturers or suppliers located in Asia and Mexico, which could materially adversely impact our results of operations. In addition, because many of the products we sell are manufactured outside of the U.S., we may experience labor unrest or an increase in the cost of imported vendor products, or an inability to secure imported merchandise, as a result of border taxes, tariffs, or trade disputes at any time for reasons beyond our control. Any slow-downs, disruptions or strikes at any of the ports may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers and reduced revenues and earnings. If imported merchandise becomes more expensive, unavailable or difficult to obtain, we may not be able to meet the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import.
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
Turmoil in financial markets and economic disruptions in other parts of the world may also negatively impact our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels, and product quality, and operate their businesses, all of which could materially adversely affect our supply chain. It may also cause them to change their pricing policies, which could adversely impact demand for their products. Economic disruptions and market instability may make it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories. In addition, to the extent that any manufacturer utilizes labor practices that are not commonly accepted in the U.S., we could be materially adversely affected by any resulting negative publicity.
Our changes in same store sales fluctuate significantly. Our historical changes in same store sales have fluctuated significantly from quarter to quarter. A number of factors have historically affected, and are likely to continue to affect, our same store sales, including:

•	Changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets;

•	General economic conditions;

•	Economic challenges faced by our customer base;

•	New product introductions;

•	Changes in our marketing programs;

•	Consumer trends;

•	Changes in our merchandise mix;

•	Changes in the relative sales price points of our major product categories;

•	Underwriting standards for our customers purchasing merchandise on credit;

•	Our ability to offer credit programs attractive to our customers;

•	The impact of any new stores on our existing stores;

•	Our ability to manage our supply chain and inventory as a result of relocations of and restructurings to our distribution centers;

•	Weather conditions in our markets;

•	Timing of promotional events;

•	Timing, location and participants of major sporting events;

•	The number of new store openings;

•	The percentage of our stores that are mature stores that tend to be smaller or have fewer assortment of higher margin products, such as furniture;

•	The locations of our stores and the traffic drawn to those areas;

•	How often we update our stores;

•	Our ability to execute our business strategy effectively;

•	Staffing levels; and

•	Lease-to-own penetration rates.
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
The CFPB may reshape the consumer financial laws and there continues to be uncertainty as to how the agency’s actions will impact our business. The Dodd-Frank Act comprehensively overhauled the financial services industry within the U.S. and established the CFPB. The CFPB has enforcement and rulemaking authority under certain federal consumer financial laws, including the TILA, ECOA, FCRA, FDCPA, and GLB. This means, for example, that the CFPB has the ability to adopt rules that interpret provisions of the FDCPA, potentially affecting all facets of debt collection. In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including bulletins that address furnisher requirements and the application of the CFPB’s prohibition on “unfair, deceptive, or abusive” acts or practices with respect to debt collection.
In July 2017, the CFPB issued the Arbitration Rule banning waiver of class action in pre-dispute arbitration clauses with an effective date of March 2019. The rule, as written, would have prohibited financial services companies from using arbitration clauses that ban consumers from participating in class actions, but our secured consumer loans were likely to be excluded from this rule because we extend credit for the sole and express purpose of financing a consumer’s initial purchase of our goods and merchandise with the credit secured by the property. However, the Arbitration Rule was repealed by Congress, under the Congressional Review Act, and the repeal was signed by the President on November 1, 2017. Pursuant to the Congressional Review Act, the CFPB is prevented from reissuing the disapproved rule in substantially the same form or issuing a new rule that is substantially the same, absent specific legislative authorization for a reissued or new rule. No assurance can be made that any new rule would not apply to our secured consumer loans and any such rule could have the effect of reducing revenue to us from certain loans, reducing the likelihood of collections, or make continuance of those loans impractical or unprofitable.
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
Although we have committed substantial resources to enhancing our compliance programs, changes in regulatory expectations, interpretations or practices could increase the risk of enforcement actions, fines and penalties. Actions by the CFPB, FTC and various state agencies could result in requirements to alter our products and services that would make our products less attractive to consumers or impair our ability to offer them profitably. Future actions by regulators that discourage the use of products we offer or steer consumers to other products or services could result in reputational harm and a loss of customers. Should the CFPB, FTC and various state agencies change regulations adopted in the past by other regulators, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. This additional focus and regulatory oversight could significantly increase operating costs.
Judicial or administrative decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable. Dispute arbitration provisions are commonplace in our customer credit arrangements. These provisions are designed to allow us to resolve customer disputes through individual arbitration rather than in court. Our arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. In the past, various courts and administrative authorities have concluded that arbitration agreements with class action waivers are unenforceable, particularly where a small dollar amount is in controversy on an individual basis.
Any judicial or administrative decisions, federal legislation or final CFPB or other administrative rule that would impair our ability to enter into and enforce consumer dispute arbitration agreements with class action waivers could significantly increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions. Such litigation could have a material adverse effect on us.

We are required to comply with laws and regulations regulating extensions of credit and other dealings with customers and our failure to comply with applicable laws and regulations, or any adverse change in those laws or regulations, could have a negative impact on our business. A substantial portion of our customers finance purchases through our credit offerings. The extension of credit to consumers and related collection efforts is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, TILA, ECOA, the Dodd-Frank Act, FCRA, GLB, FTCA and the Telephone Consumer Protection Act. Our business practices, marketing and advertising terms, procedures and practices for credit applications and underwriting, terms of credit extensions and related disclosures, data privacy and protection practices, and collection practices, may be subject to periodic or special reviews by regulatory and enforcement authorities under the foregoing laws. These reviews could range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If, as part of these reviews, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of sanctions and remedies including requiring changes in advertising and collection practices, changes in our credit application and underwriting practices, changes in our data privacy or protection practices, changes in the terms of our credit or other financial products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our credit or other financial products within one or more states, or nationwide.
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
We have been named as a defendant in multiple securities class action lawsuits and shareholder derivative lawsuits, and are also subject to an ongoing SEC investigation. Potential similar or related litigation or investigations could result in substantial damages and may divert management’s time and attention from our business. We and certain of our current and former officers and directors are named as defendants in securities class action lawsuits and in related shareholder derivative lawsuits. We are also subject to an ongoing SEC investigation. Each of these matters is described in more detail in Part II, Item 8., in Note 12, Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K.
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
The lawsuits and SEC investigation could result in the diversion of management’s time and attention away from business operations, which could harm our business and also harm our relationships with existing customers and vendors. They may also materially damage our reputation and the value of our brand. Our legal expenses incurred in defending the lawsuits and responding to the SEC investigation could be significant, and a ruling against us, or a settlement of any of these matters, could have a material adverse effect on us.
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
Pending or unforeseen litigation and the potential for adverse publicity associated with litigation could have a material adverse effect on us. We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, consumer finance, debt collections, product liability, employment and intellectual property claims. We currently do not expect the outcome of any pending matters to have a material adverse effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more pending claims asserted against us, or claims that may be asserted in the future that we are currently not aware of, or adverse publicity resulting from any such litigation, could adversely impact our business, reputation, sales, profitability, cash flows and financial condition.
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
Our stores are concentrated in the southern region of the U.S., especially Texas, which subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural or man-made disasters. If the southern region of the U.S. suffers an economic downturn or any other adverse regional event, such as inclement weather, it could have a material adverse effect on us as a result of the concentration of our stores in such region. Several of our competitors operate stores in various regions across the U.S. and thus may not be as vulnerable to the risks associated with operating in a concentrated region. The states and the local economies where many of our stores are located are dependent, to a degree, on the oil and gas industries, which can be very volatile due to fluctuations of commodities prices or other causes. Because of fears of climate change and adverse effects of drilling explosions and oil spills in the Gulf of Mexico, legislation has been considered, and governmental regulations and orders have been issued, which, combined with the local economic and employment conditions caused by both, could materially adversely impact the oil and gas industries and the economic health of areas in which a significant number of our stores are located.
A large number of our stores are located in the State of Texas, which subjects us to concentrated regulatory risks. Negative or unexpected legislative or regulatory changes in Texas could have a material adverse effect on us. In Texas, the Office of the Consumer Credit Commissioner (“OCCC”) issues the consumer loan licenses that permit us to offer direct consumer loans. The OCCC also regulates us as a licensee. We have 57 retail stores in Texas. If we fail to establish or implement a proper regulatory infrastructure to comply with Texas’ regulatory requirements, the OCCC could restrict or rescind our consumer loan licenses. A restriction on or a loss of such licenses issued could have a material adverse effect on our financial performance and cause reputational harm. Failure on our part to comply with applicable consumer lending laws of the State of Texas could also expose us to consumer litigation and regulatory enforcement action, possibly resulting in substantial penalties and claims for damages and, in certain circumstances, may subject us to injunctions, require us to refund finance charges already paid, forgo finance charges not yet paid under credit accounts, change our credit extension, servicing, collection, and marketing practices or a combination of the foregoing. Should Texas or the OCCC change laws, regulations or codes related to consumer loans, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. We believe that we are in substantial compliance with the applicable consumer credit laws in the State of Texas.
Our information technology systems for our key business processes are vulnerable to damage that could harm our business. Our ability to operate our business, including our ability to manage our credit and collections, operations and inventory levels, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems, including our credit underwriting, loan management, inventory management and collections systems, to track inventory information at the store level, communicate customer information, aggregate daily sales and expense information and manage our credit portfolio, including processing credit applications and managing collections. In addition, we license these systems from third parties. These systems and our operations are subject to damage or interruption from, among other things:

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
Our information technology systems may not be adequate to meet our evolving business and emerging regulatory needs and the failure to successfully implement new systems could negatively impact our business and financial results. We are investing capital in new information technology systems and implementing modifications and upgrades to existing systems to support our growth plan. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We are taking actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to our business. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. Any disruption in our information technology systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business and emerging regulatory requirements, could impair our ability to achieve critical strategic initiatives and could have a material adverse effect on us.
Our inability to maintain our insurance licenses requirements in the states in which we operate and changes in premium and commission rates on the insurance products we sell could have a material adverse effect on us. We derive a significant portion of our revenues and operating income from the commissions we earn from the sale of various insurance products of third-party insurers to our customers. These products include credit insurance, repair service agreements and product replacement policies. Most states and many local jurisdictions in which we operate require registration and licenses to sell these products or otherwise conduct our business. These states and local jurisdictions have, in many cases, established criteria we must satisfy in order to obtain, maintain and renew these licenses. For example, certain states or other jurisdictions require us to meet or exceed certain operational, advertising, disclosure, collection and recordkeeping requirements and to maintain a minimum amount of net worth or equity. From time to time, we are subject to audits in these jurisdictions to ensure it is satisfying the applicable requirements in order to maintain these necessary licenses. If, for any reason, we are unable to satisfy these requirements, we might be unable to maintain our insurance licenses in the states and other jurisdictions in which we operate, we might be subject to various fines and penalties or store closures, or our requests for new or renewed licenses may be denied, any of which consequences could have a material adverse effect on us. In addition, any material claims or future material litigation involving our credit insurance agreements, repair service agreements or product replacement policies, or any decline in the commissions we retain from our sales of these insurance products may have a material adverse effect on us. Commissions earned on our credit insurance, repair service agreement or product replacement agreement products could also be materially adversely affected by changes in statutory premium rates, commission rates, adverse claims experience and other factors.
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
If we cannot continue to offer third party payment solutions for customers who do not qualify for our proprietary credit offerings, our business may be impaired. Currently, if a customer does not qualify for our credit offering for a particular purchase in our stores, but qualifies with Progressive, a payment solutions provider not affiliated with us, then we sell the applicable merchandise to Progressive, which leases the merchandise to the customer under a lease-to-own arrangement, and we record a cash sale from this arrangement. In fiscal year 2019, Progressive represented approximately 7.5% of our retail revenue. Further, we offer Synchrony, a third-party credit solution provider for well-qualified customers who do not wish to utilize our proprietary credit offerings. We record a Synchrony sale as a cash sale. In fiscal year 2019, Synchrony represented approximately 15.7% our of retail revenue. Progressive’s and Synchrony’s respective business models are subject to various risks that are outside of our control. If, as a result of any of these risks, Progressive or Synchrony are unable to, or otherwise determine not to continue operating with us at a level similar to the level we have historically operated, or if we are unable to establish a new partnership with different providers on favorable terms or not at all, then we could lose sales or revenue, our financial results could be adversely affected, our ability to execute our growth plan could be impeded and we could otherwise suffer a material adverse effect.
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
We utilize four third-party home delivery service providers. The loss of any one provider could have a material negative impact on our home delivery operations. If our third-party merchandise delivery services are unable to meet our promised delivery schedule, or are unable to maintain expense controls, our net sales may decline due to a decline in customer satisfaction, and profitability levels may be negatively impacted. For many purchases, we offer next day delivery to our customers that we outsource to one of four third-party delivery service providers. The loss of any one service provider, or the failure to establish and maintain relationships with these or other similar service providers, could have a material negative impact on our home delivery operations. These third-parties are subject to risks that are beyond our control and, if they fail to timely or satisfactorily deliver our products, we may lose business from customers in the future and could suffer damage to our reputation. The loss of customers or damage to our reputation could have a material adverse effect on us. Further, if our third-party delivery service providers are unable to maintain expense controls, our profitability and results of operations may be negatively impacted.
Changes in trade policy, currency exchange rate fluctuations and other factors beyond our control could materially adversely affect our business. A significant portion of our inventory is manufactured or assembled overseas in Asia and in Mexico. Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Throughout 2018, the U.S. imposed tariffs on imports from several countries, including China. While it is too early to evaluate the full effect of such tariffs, because many of the products that we sell are manufactured in foreign jurisdictions, including China, such tariffs could have a negative impact on our business. Additionally, in November 2018, the U.S., Mexico and Canada signed the United States-Mexico-Canada Agreement (the “USMCA”), which is designed to overhaul and update the North American Free Trade Agreement (“NAFTA”). The USMCA still requires ratification by legislative bodies in all three countries before it can take effect. If the USMCA is not ratified and the U.S. were to withdraw from NAFTA, or if the U.S. were to withdraw from or materially modify other international trade agreements, certain foreign-sourced goods that we sell may no longer be available at commercially attractive prices or at all, resulting in a material adverse effect on us. Continued diminished trade relations between the U.S. and other countries, as well as the continued escalation of tariffs, could have a material adverse effect on us. Additionally, currency fluctuations, border taxes, import tariffs, or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on us. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on us.
Our costs to protect our intellectual property rights, infringement of which could impair our name and reputation, could be significant. We believe that our success and ability to compete depends in part on consumer identification of the name “Conn’s” and we rely on certain trademark registrations and common law rights to protect the distinctiveness of our brand. We intend to protect vigorously our trademarks against infringement, misappropriation or dilution by others. A third-party, however, could attempt to misappropriate our intellectual property or claim that our intellectual property infringes or otherwise violates third-party trademarks in the future. Any litigation or claims relating to our intellectual property brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on us.
Failure to protect the security of our customers’, employees’ or suppliers’ information or failure to comply with data privacy and protection laws could expose us to litigation, compromise the integrity of our products, damage our reputation and materially adversely affect us. Our business regularly captures, collects, handles, processes, transmits and stores significant amounts of sensitive information about our customers, employees, suppliers and others, including financial records, credit and business information, and certain other personally identifiable or other sensitive personal information. A number of other retailers have experienced security breaches, including a number of highly publicized incidents involving well-known retailers. To our knowledge, we have not suffered a significant security breach. While we have implemented systems and processes to protect against unauthorized access to or use of secured data and to prevent data loss and theft, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of data. In addition, we rely on the secure operation of our website and other third-party systems generally to assist us in the collection and transmission of the sensitive data we collect. Our information systems are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including credit card information breaches), vandalism, catastrophic events and human error or malfeasance. A compromise of our information security controls or of those businesses with which we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers, employees, financial institutions, payment card associations and other persons, any of which could materially adversely affect us. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. In addition, compliance with changes in privacy and information security laws and standards may result in considerable expense due to increased investment in technology and the development of new operational processes.
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
We may incur property, casualty or other losses not covered by insurance. We maintain a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that we obtain vary from time to time, depending on availability, cost and our decisions with respect to risk retention. The insurance policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and may increase our expenses, which could harm our results of operations and financial condition.
Our tax liabilities could be materially impacted by any changes in the tax laws of the jurisdictions in which we operate, beginning operations in new states, and assessments as a result of tax audits. Legislation could be introduced at any time that changes our tax liabilities in a way that has a material adverse effect on us. In particular, because of the extent of our operations in Texas, the Texas margin tax, which is based on gross profit rather than earnings, can create significant volatility in our effective tax rate. In addition, our entry into new states in the future could subject us to additional tax rate volatility, dependent upon the tax laws in place in those states. Moreover, we periodically review our indirect tax audit reserve based on recent assessments of prior year periods. In the event that actual results differ from our estimate, we may revise our estimate of post-audit periods, which could materially impact our financial condition and results of operations.
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
Failure to successfully utilize and manage e-commerce, and to compete effectively with the growing e-commerce sector, could materially adversely affect our business and prospects. Our website provides new and existing customers with the ability to review our product offerings and prices, apply for credit, and make payments on their credit accounts. Customers may also purchase certain products on our website using a credit card. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales and growth in our credit collections. In order to promote our products and services, allow our customers to complete credit applications in the privacy of their homes and on their mobile devices and make payments on their accounts, and drive traffic to our stores, we must effectively create, design, publish and distribute content over the internet. In late fiscal year 2019, we started to offer certain credit-qualified customers the ability to complete an entire purchase transaction financed online through our proprietary in-house credit programs. We are monitoring and adjusting the availability of our new online sales channels for credit performance and profitability. There can be no assurance that we will be able to design and publish web content with a high level of effectiveness or grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross margin or operating margin, and may have a material adverse effect on us.
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
Because we maintain a significant supply of cash and inventories in our stores, we may be subject to employee and third-party robberies, burglaries, thefts, riots and looting, and may be subject to liability as a result of crimes at our stores. Our business requires us to maintain a significant supply of cash, loan collateral and inventories in most of our stores. As a result, we are subject to the risk of robberies, burglaries, thefts, riots and looting. Although we have implemented various programs in an effort to reduce these risks, maintain insurance coverage for robberies, burglaries and thefts and utilize various security measures at our facilities, there can be no assurance that robberies, burglaries, thefts, riots and looting will not occur. The extent of our cash, loan collateral and inventory, losses or shortages could increase as we expand the nature and scope of our products and services. Robberies, burglaries, thefts, riots and looting could lead to losses and shortages and could have a material adverse effect on us. It is also possible that violent crimes such as armed robberies may be committed at our stores. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer, guard or bystander suffers bodily injury or other harm. Any such event may have a material adverse effect on us.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs. We lease almost all of our store locations, our corporate headquarters and our distribution centers. Our continued growth and success depends in part on our ability to locate property for new stores and renew leases for existing locations. There is no assurance that we will be able to locate real estate and negotiate leases for new stores, or renegotiate leases for existing locations, on the same or similar terms, or on favorable terms at all, and we could be forced to move or exit a market as a result. Furthermore, a significant rise in real estate prices or real property taxes could result in an increase in store lease expense as we open new locations and renew leases for existing locations, thereby negatively impacting our results of operations. Our inability to enter into new leases or renew existing leases on terms acceptable to us, or be released from our obligations under leases for stores that we close, could materially adversely affect us.
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
We face risks with respect to product liability claims and product recalls, which could materially adversely affect our reputation, our business, and our consolidated results of operations. We purchase merchandise from third-parties and offer this merchandise to customers for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to customers. We have experienced, and may in the future experience, recalls of merchandise. In addition, individuals may in the future assert claims that they have sustained injuries from third-party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. These claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of management resources, or reduced sales and increased costs, any of which could have a material adverse effect on us.
Our governance documents and Delaware law provide certain anti-takeover measures which could discourage, delay or prevent a change in control of the Company, even if such changes would be beneficial to our stockholders. Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of the Delaware General Corporation Law (“DGCL”) could discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such change in control would be beneficial to our stockholders. These provisions include:

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
Our corporate actions may be substantially controlled by our principal stockholders and affiliated entities. A large proportion of our outstanding common stock is beneficially owned by a small group of principal stockholders and their affiliates, including Stephens Inc., Stephens Group, BlackRock, Inc., PAR Capital Management, Inc., Anchorage Capital Group, LLC (“Anchorage”) and Dimensional Fund Advisors LP. Large holders, such as these, may be able to affect matters requiring approval by Company stockholders, including the election of directors and the approval of mergers or other business combination transactions. Additionally, we have granted a waiver of the applicability of the provisions of Section 203 of the DGCL to Anchorage such that Anchorage may increase its position in our common stock up to 20% of the outstanding shares without being subject to Section 203’s restrictions on business combinations. The concentration of ownership of our shares of common stock by the relatively small number of investors and hedge funds may:

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

The interests of these investors and their respective affiliates may differ from or be adverse to the interests of our other stockholders. If any of these investors sells a substantial number of shares in the public market, the market price of our shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our shares.
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
Stock market volatility may materially adversely affect the market price of our common stock. Our common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of our common stock to fluctuate substantially, including:

•	General market fluctuations resulting from factors not directly related to our operations or the inherent value of our common stock;

•	State or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations;

•	Announcements of developments related to our business or our competitors;

•	Fluctuations in our operating results and the provision for bad debts;

•	General conditions in the consumer financial service industry, the domestic or global economy or the domestic or global credit or capital markets;

•	Changes in financial estimates by securities analysts;

•	Our failure to meet the expectations of securities analysts or investors;

•	Negative commentary regarding us and corresponding short-selling market behavior;

•	Adverse developments in our relationships with our customers or vendors;

•	Legal proceedings brought against us or our officers and directors; and

•	Changes in our senior management team.
Due to the volatility of our stock price, we are and may be in the future the target of securities litigation. Such lawsuits generally result in the diversion of management’s time and attention away from business operations, which could materially adversely affect us. In addition, the costs of defense and any damages resulting from such litigation, a ruling against us, or a settlement of any such litigation could materially adversely affect our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The number of stores, distribution centers/cross-dock facilities, and corporate offices we operate, together with location and square footage information, are disclosed in Part I, Item 1., Business, under the caption “Store Operations,” of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS.
The information set forth in Part II, Item 8., in Note 12, Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
As of March 18, 2019, we had approximately 435 common stockholders of record and an estimated 5,500 beneficial owners of our common stock. The principal market for our common stock is the NASDAQ Global Select Market (“NASDAQ”), where it is traded under the symbol “CONN.”
Dividends
No cash dividends were declared or paid in fiscal year 2019 or fiscal year 2018. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of January 31, 2019, relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by stockholders	2,124,006	$10.53	1,644,235

Equity compensation plans not approved by stockholders	—	—	—
Total	2,124,006	$10.53	1,644,235
(1) Inclusive of 772,731 stock options and 1,351,275 restricted stock units.
(2) The $10.53 is inclusive of the 1,351,275 shares related to restricted stock units which only have a service requirement and no exercise price. The weighted-average exercise price of the 772,731 outstanding stock options is $28.94.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the NASDAQ U.S. Stock Market Index and a customized peer group index comprised of Restoration Hardware, Pier 1 Imports, First Cash, Aaron’s, Rent-A-Center, La-Z-Boy, Sleep Number, Ethan Allen, EZCORP, Haverty Furniture and Tuesday Morning (the “Peer Group”). The graph assumes an investment of $100 at the close of trading on January 31, 2014, and reinvestment of any dividends. The stock performance shown below is based solely on historical data and is not necessarily indicative of future performance.

	Base Period	Value for the Fiscal Years Ended January 31,
	January 31, 2014	2015	2016	2017	2018	2019
Company/Index:
Conn’s, Inc.	$100.00	$25.93	$20.29	$17.38	$54.85	$34.49
NASDAQ U.S. Stock Market Index	$100.00	$114.30	$115.10	$141.84	$189.26	$187.97
Peer Group	$100.00	$120.76	$75.69	$77.92	$118.65	$133.99
The information set forth under the heading “Performance Graph” is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated into any of our prior or subsequent filings under the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table sets forth selected historical financial information and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of our future results of operations or financial condition. Refer to Part 1, Item 1A., Risk Factors, included in this Annual Report on Form 10-K. We have derived the selected statement of operations and balance sheet data as of and for each of the years ended January 31, 2019, 2018, 2017, 2016 and 2015 from our audited consolidated financial statements.

	As of and for the Year Ended January 31,
(dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenues:
Total net sales	$1,194,674	$1,191,967	$1,314,471	$1,322,589	$1,220,976
Finance charges and other revenues	355,139	324,064	282,377	290,589	264,242
Total revenues	$1,549,813	$1,516,031	$1,596,848	$1,613,178	$1,485,218
Operating income (1)	$161,255	$115,068	$64,098	$113,716	$119,867
Net income (loss) (2)	$73,849	$6,463	$(25,562)	$30,855	$58,513
Earnings (loss) per common share:
Basic	$2.33	$0.21	$(0.83)	$0.88	$1.61
Diluted	$2.28	$0.20	$(0.83)	$0.87	$1.59
Balance Sheet Data:
Working capital	$776,826	$915,906	$920,292	$1,016,875	$760,666
Inventories	$220,034	$211,894	$164,856	$201,969	$159,068
Customer accounts receivable portfolio balance	$1,589,828	$1,527,862	$1,556,439	$1,587,856	$1,365,807
Total assets	$1,884,907	$1,900,799	$1,941,134	$2,025,300	$1,645,804
Total debt, net	$955,331	$1,091,012	$1,145,242	$1,249,678	$772,892
Total stockholders’ equity	$619,975	$535,068	$517,790	$538,281	$653,670
Selected Operating Data:
Change in same stores sales (3)	(2.2)%	(11.4)%	(6.3)%	0.5%	8.0%
Retail gross margin (4)	41.2%	39.6%	37.4%	37.0%	36.4%
Interest income and fee yield	21.3%	19.3%	15.4%	16.3%	17.7%
Selling, general and administrative expense as a percent of total revenues	31.0%	29.7%	28.9%	27.0%	26.3%
Provision for bad debts as a percentage of average outstanding balance (5)	12.9%	14.4%	15.5%	15.2%	16.1%
Bad debt charge-offs, net of recoveries, as a percentage of average outstanding balance	12.7%	15.1%	14.4%	12.4%	10.1%
Operating margin	10.4%	7.6%	4.0%	7.0%	8.1%
Return on average equity (6)	12.8%	1.2%	(4.8)%	5.2%	9.4%
Percent of retail sales financed in-house, including down payment received	70.1%	71.0%	72.0%	81.8%	78.0%
Weighted-average monthly payment rate (7)	5.03%	5.04%	4.92%	4.89%	5.11%
Number of stores:
Beginning of fiscal year	116	113	103	90	79
Opened	7	3	10	15	18
Closed	—	—	—	(2)	(7)
End of fiscal year	123	116	113	103	90

(1)	Operating income includes the following charges and credits:

	Year Ended January 31,
(in thousands)	2019	2018	2017	2016	2015
Store and facility closure and relocation costs	$—	$2,381	$1,089	$637	$3,646
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation, a legal judgment and other legal matters	5,100	1,177	101	3,153	1,135
Indirect tax audit reserve	1,943	2,595	1,434	2,748	—
Impairment from disposal	—	—	1,986	—	—
Employee severance and executive management transition costs	737	1,317	1,868	1,506	909
Write-off of capitalized software costs	—	5,861	—	—	—
Charges and credits	$7,780	$13,331	$6,478	$8,044	$5,690

(2)	Net income (loss) includes pre-tax loss from extinguishment of debt for fiscal years 2019, 2018 and 2016 of $1.8 million, $3.3 million and $1.4 million, respectively.

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

(4)
Retail gross margin percentage is defined as total net sales, which includes product sales, repair service agreement commissions, and service revenues, less cost of goods sold divided by total net sales. The presentation of our retail gross margin and costs and expenses may not be comparable to other retailers since we include delivery, transportation and handling costs in cost of goods sold, and we include the cost of merchandising our products in selling, general and administrative expense (“SG&A”). Other retailers may treat such costs differently.

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
Overview
This section provides a discussion of our historical financial condition, cash flows and results of operations for the periods indicated herein. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and related notes included herein and the discussion in Item 1. Business of this annual report on Form 10-K. This discussion contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including those factors discussed in Item 1A. Risk Factors and Part I Forward-Looking Statements that could cause actual results to differ materially from the results described or implied by such forward-looking statements.
Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Executive Summary
Total revenues were $1.55 billion for fiscal year 2019 compared to $1.52 billion for fiscal year 2018, an increase of $33.8 million or 2.2%. Retail revenues were $1.20 billion for fiscal year 2019 compared to $1.19 billion for fiscal year 2018, an increase of $2.8 million or 0.2%. The increase in retail revenue was primarily driven by new store sales growth, partially offset by a decrease in same store sales of 2.2%. The decrease in same store sales is a function of a decrease in same store sales for markets impacted by Hurricane Harvey of 5.2% and a decrease in same store sales for non-Hurricane Harvey markets of 1.0%. We believe the decrease in same store sales in markets impacted by Hurricane Harvey was primarily a result of the impact of rebuilding efforts in fiscal year 2018.  Credit revenues were $354.7 million for the fiscal year 2019 compared to $323.7 million for fiscal year 2018, an increase of $31.0 million or 9.6%. The increase in credit revenue resulted from the origination of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 21.3% from 19.3%, and by a 1.7% increase in the average outstanding balance of the customer accounts receivable portfolio.
Retail gross margin for fiscal year 2019 was 41.2%, an increase of 160 basis points from the 39.6% reported in fiscal year 2018. The increase in retail gross margin was driven by improved product margins in almost all product categories and lower warehouse and delivery expenses as a result of increased efficiencies. Enhancements to product assortments and shifts in product sales mix towards higher margin items have driven increases to margin in most product categories.
SG&A for fiscal year 2019 was $480.6 million compared to $450.4 million for fiscal year 2018, an increase of $30.1 million, or 6.7%, over the prior year. The SG&A increase in the retail segment was primarily due to an increase in compensation costs, an increase in new store occupancy costs, an increase in professional fees and an increase in the corporate overhead allocation, offset by a decrease in advertising expense and a decrease in Hurricane Harvey-related expenses. The SG&A increase in the credit segment was primarily due to an increase in compensation costs, third-party legal expenses related to collection efforts on charged off accounts, expenses related to information technology investments and an increase in the corporate overhead allocation. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in compensation costs.
Provision for bad debts decreased to $198.1 million for fiscal year 2019 from $216.9 million in fiscal year 2018, a decrease of $18.8 million. The decrease was driven by a year-over-year reduction in net charge-offs of $32.8 million, partially offset by an increase in the allowance for bad debts during the year ended January 31, 2019 compared to a decrease in the allowance during the year ended January 31, 2018.
Interest expense decreased to $62.7 million for fiscal year 2019 compared to $80.2 million for fiscal year 2018, a decrease of $17.5 million. The decrease was driven by a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Net income for fiscal year 2019 was $73.8 million, or $2.28 per diluted share, compared to $6.5 million, or $0.20 per diluted share, for fiscal year 2018.

Company Initiatives
Fiscal year 2019 was a benchmark year for our Company. We maintained our focus on enhancing our credit platform to support the pursuit of our long-term growth objectives.  Our credit segment continued to improve, reflecting the higher yield we earn on our direct loan product, more sophisticated underwriting and improved collections execution and better execution and performance in our financing transactions, which has led to lower cost of funds.  Fiscal year 2019 marked an inflection point in our retail segment, as a strong holiday shopping season led to positive same store sales in markets not impacted by Hurricane Harvey. Retail operating margins also remained strong, demonstrating our differentiated business model, improved product mix and emphasis on disciplined cost management. We delivered the following financial and operational results in fiscal year 2019:

•	Posted our seventh consecutive quarter of profitability, driven by a 40.1% increase in operating income in fiscal year 2019 compared to fiscal year 2018;

•	Generated positive 3.7% same store sales in markets not impacted by Hurricane Harvey during the fourth quarter, demonstrating a positive trend in our retail business;

•
Delivered record retail gross margin of 41.2% in fiscal year 2019, an increase of 160 basis points compared to 39.6% in fiscal year 2018, driven by improved product margins in almost all product categories and lower warehouse and delivery expenses as a result of increased efficiencies. Enhancements to product assortments and shifts in product sales mix towards higher margin items have driven increases to margin in most product categories;

•
Increased our credit spread, which is the difference between the net yield and charge-offs as a percentage of our customer accounts receivable portfolio balance, to 8.6% in fiscal year 2019 from 4.2% in fiscal year 2018;

•
Reduced interest expense by 21.8% compared to fiscal year 2018 as a result of our deleveraging efforts combined with both the continued successful execution of our asset-backed securitization program and the renewal of our Revolving Credit Facility at better terms;

•
Increased sales purchased through the lease-to-own product offered through Progressive, which we offer to our customers who do not qualify for our proprietary credit programs, to 7.5% for the fiscal year 2019 from 5.9% for the fiscal year 2018; and

•	Laid the foundation for our fiscal year 2020 growth strategy with the opening of seven new stores in fiscal year 2019.

We believe that we have laid the foundation to execute our long-term growth strategy and prudently manage financial and operational risk while maximizing shareholder value. We have identified the following strategic priorities for fiscal year 2020:

•	Increase net income by improving or maintaining performance across our core operational and financial metrics: same store sales, retail margin, portfolio yield, charge-off rate, and interest expense;

•	Open 12 to 15 new stores in our current geographic footprint to leverage our existing distribution infrastructure;

•	Continue to refine and enhance our underwriting platform;

•	Mitigate increases in our interest expense despite a rising rate environment;

•	Optimize our mix of quality, branded products and gain efficiencies in our warehouse, delivery and transportation operations to increase our retail gross margin;

•	Continue to grow our lease-to-own sales;

•	Maintain disciplined oversight of our selling, general and administrative expenses;

•
Ensure that the Company has the leadership and human capital pipeline and capability to drive results and meet present and future business objectives as the Company continues to expand its retail store base; and

•	Leverage technology and shared services to drive efficient, effective and scalable processes.

Outlook
The broad appeal of the Conn’s value proposition to our geographically diverse core demographic, unit economics of our business and current retail real estate market conditions provide us ample opportunity for continued expansion. Our brand recognition and long history in our core markets give us the opportunity to further penetrate our existing footprint, particularly as we leverage existing marketing spend, logistics infrastructure, and service footprint. There are also many markets in the U.S. with demographic characteristics similar to those in our existing footprint, which provides substantial opportunities for future growth. We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, distribution and credit operations. As we expand in existing markets and penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. Over time, we also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Year Ended January 31,			Change
(in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Total net sales	$1,194,674	$1,191,967	$1,314,471	$2,707	$(122,504)
Finance charges and other revenues	355,139	324,064	282,377	31,075	41,687
Total revenues	1,549,813	1,516,031	1,596,848	33,782	(80,817)
Costs and expenses:
Cost of goods sold	702,135	720,344	823,082	(18,209)	(102,738)
Selling, general and administrative expense	480,561	450,413	460,896	30,148	(10,483)
Provision for bad debts	198,082	216,875	242,294	(18,793)	(25,419)
Charges and credits	7,780	13,331	6,478	(5,551)	6,853
Total costs and expenses	1,388,558	1,400,963	1,532,750	(12,405)	(131,787)
Operating income	161,255	115,068	64,098	46,187	50,970
Interest expense	62,704	80,160	98,615	(17,456)	(18,455)
Loss on extinguishment of debt	1,773	3,274	—	(1,501)	3,274
Income (loss) before income taxes	96,778	31,634	(34,517)	65,144	66,151
Provision (benefit) for income taxes	22,929	25,171	(8,955)	(2,242)	34,126
Net income (loss)	$73,849	$6,463	$(25,562)	$67,386	$32,025
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
We evaluate a segment’s performance based upon operating income. SG&A includes the direct expenses of the retail and credit operations, allocated corporate overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is calculated using an annual rate of 2.5% multiplied by the average outstanding portfolio balance for each applicable period.

The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Year Ended January 31,			Change
(dollars in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Product sales	$1,078,635	$1,077,874	$1,186,197	$761	$(108,323)
Repair service agreement commissions	101,928	100,383	113,615	1,545	(13,232)
Service revenues	14,111	13,710	14,659	401	(949)
Total net sales	1,194,674	1,191,967	1,314,471	2,707	(122,504)
Finance charges and other	447	341	1,569	106	(1,228)
Total revenues	1,195,121	1,192,308	1,316,040	2,813	(123,732)
Costs and expenses:
Cost of goods sold	702,135	720,344	823,082	(18,209)	(102,738)
Selling, general and administrative expense (1)	328,628	316,325	326,078	12,303	(9,753)
Provision for bad debts	1,009	829	990	180	(161)
Charges and credits	2,980	13,331	6,478	(10,351)	6,853
Total costs and expenses	1,034,752	1,050,829	1,156,628	(16,077)	(105,799)
Operating income	$160,369	$141,479	$159,412	$18,890	$(17,933)
Number of stores:
Beginning of fiscal year	116	113	103
Opened	7	3	10
End of fiscal year	123	116	113

Credit Segment:	Year Ended January 31,			Change
(in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Finance charges and other revenues	$354,692	$323,723	$280,808	$30,969	$42,915
Costs and expenses:
Selling, general and administrative expense (1)	151,933	134,088	134,818	17,845	(730)
Provision for bad debts	197,073	216,046	241,304	(18,973)	(25,258)
Charges and credits	4,800	—	—	4,800	—
Total costs and expenses	353,806	350,134	376,122	3,672	(25,988)
Operating income (loss)	886	(26,411)	(95,314)	27,297	68,903
Interest expense	62,704	80,160	98,615	(17,456)	(18,455)
Loss on extinguishment of debt	1,773	3,274	—	(1,501)	3,274
Loss before income taxes	$(63,591)	$(109,845)	$(193,929)	$46,254	$84,084

(1)
For the years ended January 31, 2019, 2018 and 2017, the amount of overhead allocated to each segment reflected in SG&A was $36.4 million, $27.6 million and $24.5 million, respectively. For the years ended January 31, 2019, 2018 and 2017, the amount of reimbursement made to the retail segment by the credit segment was $38.1 million, $37.4 million and $38.8 million, respectively.

Year ended January 31, 2019 compared to the year ended January 31, 2018

Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year Ended January 31,					%	Same Store
(dollars in thousands)	2019	% of Total	2018	% of Total	Change	Change	% Change
Furniture and mattress (1)	$382,975	32.1%	$393,853	33.0%	$(10,878)	(2.8)%	(4.4)%
Home appliance	332,609	27.8	337,538	28.3	(4,929)	(1.5)	(3.4)
Consumer electronics (1)	262,088	21.9	248,727	20.9	13,361	5.4	2.2
Home office (1)	86,260	7.2	80,330	6.7	5,930	7.4	6.7
Other	14,703	1.3	17,426	1.5	(2,723)	(15.6)	(18.2)
Product sales	1,078,635	90.3	1,077,874	90.4	761	0.1	(2.0)
Repair service agreement commissions (2)	101,928	8.5	100,383	8.4	1,545	1.5	(4.1)
Service revenues	14,111	1.2	13,710	1.2	401	2.9
Total net sales	$1,194,674	100.0%	$1,191,967	100.0%	$2,707	0.2%	(2.2)%

(1) During the year ended January 31, 2018, we reclassified certain products from the consumer electronics and home office product categories into the furniture and mattress product category. Net sales of these products reflected in the consumer electronics and home office product categories for the year ended January 31, 2018 were $11.4 million and $3.2 million, respectively. The change in same store sales reflects the current product classification for both periods presented.
(2) The total change in sales of repair service agreement commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The increase in product sales for fiscal year 2019 was due to new store growth and an increase in sales through our lease-to-own partner, offset by a decrease in same store sales. The decrease in same store sales is a function of a decrease in same store sales in markets impacted by Hurricane Harvey of 5.2% and a decrease in same store sales in markets not impacted by Hurricane Harvey of 1.0%. The following provides a summary of the drivers of same store sales performance of our product categories during fiscal year 2019 as compared to fiscal year 2018:

•	Furniture unit volume decreased 6.8%, partially offset by a 2.7% increase in average selling price;

•	Mattress unit volume decreased 14.0%, partially offset by a 10.5% increase in average selling price;

•	Home appliance unit volume decreased 9.2%, partially offset by a 6.4% increase in average selling price;

•	Consumer electronic average selling price increased 4.4%, partially offset by a 2.1% decrease in unit volume; and

•	Home office unit volume increased 15.1%, partially offset by a 7.3% decrease in average selling price.
The increase in the average sales prices in most product categories is due to enhancements to product assortments and shifts in product sales mix towards higher-priced items.
The following table provides the change of the components of finance charges and other revenues:

	Year Ended January 31,
(in thousands)	2019	2018	Change
Interest income and fees	$325,136	$289,005	$36,131
Insurance income	29,556	34,718	(5,162)
Other revenues	447	341	106
Finance charges and other revenues	$355,139	$324,064	$31,075
The increase in interest income and fees was due to an increase in the yield rate to 21.3% for the year ended January 31, 2019 from 19.3% for the year ended January 31, 2018, an increase of 200 basis points, and by an increase of 1.7% in the average outstanding balance of the customer accounts receivable portfolio. The increase in the yield rate resulted from the origination of our higher-yielding direct loan product, which represented approximately 78% of our fiscal year 2019 originations. Insurance income decreased over the prior year period primarily due to a decrease in retrospective income as a result of higher claim volumes related to Hurricane Harvey in addition to a reduction in premium rates in certain states.

The following table provides key portfolio performance information:

	Year Ended January 31,
(dollars in thousands)	2019	2018	Change
Interest income and fees	$325,136	$289,005	$36,131
Net charge-offs	(194,017)	(226,798)	32,781
Interest expense	(62,704)	(80,160)	17,456
Net portfolio income (loss)	$68,415	$(17,953)	$86,368
Average outstanding portfolio balance	$1,526,728	$1,500,700	$26,028
Interest income and fee yield	21.3%	19.3%
Net charge-off %	12.7%	15.1%
Retail Gross Margin

	Year Ended January 31,
(dollars in thousands)	2019	2018	Change
Retail total net sales	$1,194,674	$1,191,967	$2,707
Cost of goods sold	702,135	720,344	(18,209)
Retail gross margin	$492,539	$471,623	$20,916
Retail gross margin percentage	41.2%	39.6%
The increase in retail gross margin was driven by improved product margins in almost all product categories and lower warehouse and delivery expenses as a result of increased efficiencies. Enhancements to product assortments and shifts in product sales mix towards higher margin items have driven increases to margin in most product categories.

Selling, General and Administrative Expense

	Year Ended January 31,
(dollars in thousands)	2019	2018	Change
Retail segment	$328,628	$316,325	$12,303
Credit segment	151,933	134,088	17,845
Selling, general and administrative expense - Consolidated	$480,561	$450,413	$30,148
Selling, general and administrative expense as a percent of total revenues	31.0%	29.7%
The SG&A increase in the retail segment was primarily due to an increase in compensation costs, an increase in new store occupancy costs, an increase in professional fees and an increase in the corporate overhead allocation, offset by a decrease in advertising expense and a decrease in Hurricane Harvey-related expenses. The SG&A increase in the credit segment was primarily due to an increase in compensation costs, third-party legal expenses related to collection efforts on charged off accounts, expenses related to information technology investments and an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance, SG&A for the credit segment for the year ended January 31, 2019 increased 110 basis points as compared to the year ended January 31, 2018. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in compensation costs.

Provision for Bad Debts

	Year Ended January 31,
(dollars in thousands)	2019	2018	Change
Retail segment	$1,009	$829	$180
Credit segment	197,073	216,046	(18,973)
Provision for bad debts - Consolidated	$198,082	$216,875	$(18,793)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance	12.9%	14.4%
The provision for bad debts decreased to $198.1 million for the year ended January 31, 2019 from $216.9 million for the year ended January 31, 2018, a decrease of $18.8 million. The decrease was driven by a year-over-year reduction in net charge-offs of $32.8 million, partially offset by an increase in the allowance for bad debts during the year ended January 31, 2019 compared to a decrease in the allowance during the year ended January 31, 2018. The increase in the allowance for bad debts as of January 31, 2019 was primarily driven by a year over year increase in the customer accounts receivable portfolio balance, compared to a year over year decrease in the customer accounts receivable portfolio balance as of January 31, 2018.
Charges and Credits

	Year Ended January 31,
(in thousands)	2019	2018	Change
Store and facility closure and relocation costs	$—	$2,381	$(2,381)
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation, a legal judgment and other legal matters	5,100	1,177	3,923
Indirect tax audit reserve	1,943	2,595	(652)
Employee severance	737	1,317	(580)
Write-off of capitalized software costs	—	5,861	(5,861)
	$7,780	$13,331	$(5,551)
During the year ended January 31, 2019, we recorded a contingency reserve related to a regulatory matter, a charge related to an increase in our indirect tax audit reserve, severance costs related to a change in the executive management team and costs related to the TF LoanCo (“TFL”) judgment. Refer to Note 12, Contingencies, for additional information about the TFL judgment. During the year ended January 31, 2018, we incurred exit costs associated with reducing the square footage of a distribution center and consolidating our corporate headquarters, severance costs related to a change in the executive management team, a charge related to an increase in our indirect tax audit reserve, a loss from the write-off of previously capitalized costs for a software project that was abandoned during fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013, and contingency reserves related to legal matters.
Interest Expense
Interest expense decreased to $62.7 million for the year ended January 31, 2019 from $80.2 million for the year ended January 31, 2018 a decrease of $17.5 million. The decrease was driven by a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the year ended January 31, 2019, we recorded a $1.8 million loss on extinguishment of debt primarily related to the early retirement of our 2016-B Class B Notes (the “2016-B Redeemed Notes”) and the Series-A Class B and Class C Notes (the “2017-A Redeemed Notes”). During the year ended January 31, 2018, we wrote-off $3.3 million of debt issuance costs related to an amendment to our revolving credit facility for lenders that did not continue to participate and the early retirement of our Series 2015-A Class B Notes (the “2015-A Redeemed Notes”), Series 2016-A Class B Notes and Class C Notes (collectively the “2016-A Redeemed Notes”) and the notes (“Warehouse Notes”) issued in connection with a receivables warehouse financing transaction entered into on August 8, 2017.

Provision for Income Taxes

	Year Ended January 31,
(dollars in thousands)	2019	2018	Change
Provision for income taxes	$22,929	$25,171	$(2,242)
Effective tax rate	23.7%	79.6%
The decrease in the income tax expense for the year ended January 31, 2019 compared to the year ended January 31, 2018 was primarily driven by a remeasurement of deferred tax assets and liabilities in connection with the Tax Act resulting in an increase to the provision for income taxes of $13.4 million for fiscal year 2018 and a decrease in our effective tax rate pursuant to the Tax Act, which reduced the federal statutory income tax rate from 35% to 21%, partially offset by an increase in taxable income.
Year ended January 31, 2018 compared to the year ended January 31, 2017
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Years Ended January 31,					%	Same store
(dollars in thousands)	2018	% of Total	2017	% of Total	Change	Change	% change
Furniture and mattress	$393,853	33.0%	$421,055	32.0%	$(27,202)	(6.5)%	(10.2)%
Home appliance	337,538	28.3	358,771	27.3	(21,233)	(5.9)	(7.6)
Consumer electronics	248,727	20.9	293,685	22.4	(44,958)	(15.3)	(15.5)
Home office	80,330	6.7	92,404	7.0	(12,074)	(13.1)	(12.3)
Other	17,426	1.5	20,282	1.6	(2,856)	(14.1)	(15.6)
Product sales	1,077,874	90.4	1,186,197	90.3	(108,323)	(9.1)	(11.0)
Repair service agreement commissions	100,383	8.4	113,615	8.6	(13,232)	(11.6)	(13.9)
Service revenues	13,710	1.2	14,659	1.1	(949)	(6.5)
Total net sales	$1,191,967	100.0%	$1,314,471	100.0%	$(122,504)	(9.3)%	(11.4)%
Sales for the year ended January 31, 2018 were negatively impacted by tightened underwriting standards, the transition of our lease-to-own partner and general consumer softness along the Mexico border. The following provides a summary of the drivers of same store sales performance of our product categories during fiscal year 2018 compared to fiscal year 2017:

•	Furniture unit volume decreased 19.2%, partially offset by an 11.1% increase in average selling price;

•	Mattress unit volume decreased 17.7%, partially offset by a 9.2% increase in average selling price;

•	Home appliance unit volume decreased 7.0% and average selling price decreased by 0.7%;

•	Consumer electronic unit volume decreased 15.5% and average selling price was flat; and

•	Home office unit volume decreased 14.7%, partially offset by a 2.8% increase in average selling price.
The following table provides the change of the components of finance charges and other revenues:

	Year Ended January 31,
(in thousands)	2018	2017	Change
Interest income and fees	$289,005	$238,386	$50,619
Insurance income	34,718	42,422	(7,704)
Other revenues	341	1,569	(1,228)
Finance charges and other revenues	$324,064	$282,377	$41,687
The increase in interest income and fees was due to an increase of 390 basis points in the yield rate, which was 19.3% for the year ended January 31, 2018 compared to 15.4% for the year ended January 31, 2017, partially offset by a decline of 3.3% in the average outstanding balance of the customer accounts receivable portfolio. Interest income and fees for the year ended January 31, 2017 included the negative impact of adjustments of $8.2 million as a result of changes in estimates for allowances for no-interest option credit programs and deferred interest. Excluding the impact of changes in estimates, the yield rate increased 330 basis points from the year ended January 31, 2017 to the year ended January 31, 2018. Insurance income is comprised of sales commissions from third-party insurance companies that are recognized when coverage is sold and retrospective commissions paid by the insurance carrier if insurance claims are less than earned premiums. Insurance income decreased over the prior year period primarily due to the decrease in retrospective commissions as a result of higher claim volumes related to Hurricane Harvey, a decrease in sales of insurance products and a reduction in premium rates in certain states.
The following table provides key portfolio performance information:

	Year Ended January 31,
(dollars in thousands)	2018	2017	Change
Interest income and fees	$289,005	$238,386	$50,619
Net charge-offs	(226,798)	(224,169)	(2,629)
Interest expense	(80,160)	(98,615)	18,455
Net portfolio loss	$(17,953)	$(84,398)	$66,445
Average outstanding portfolio balance	$1,500,700	$1,552,475	$(51,775)
Interest income and fee yield	19.3%	15.4%
Net charge-off %	15.1%	14.4%

Retail Gross Margin

	Year Ended January 31,
(dollars in thousands)	2018	2017	Change
Retail total net sales	$1,191,967	$1,314,471	$(122,504)
Cost of goods sold	720,344	823,082	(102,738)
Retail gross margin	$471,623	$491,389	$(19,766)
Retail gross margin percentage	39.6%	37.4%
The increase in retail gross margin percentage was driven by improved product margin across all product categories, favorable product mix and lower warehouse, delivery and transportation expenses as a result of increased efficiencies.

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

Provision for Bad Debts

	Year Ended January 31,
(dollars in thousands)	2018	2017	Change
Retail segment	$829	$990	$(161)
Credit segment	216,046	241,304	(25,258)
Provision for bad debts - Consolidated	$216,875	$242,294	$(25,419)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance	14.4%	15.5%
The provision for bad debts decreased by $25.4 million for the year ended January 31, 2018 as compared to the year ended January 31, 2017. The most significant reasons for this decrease were:

•	a decrease in our estimated non-troubled debt restructurings (“TDR”) loss rate as a result of an improvement in the credit quality of our portfolio;

•	changes in estimates of $5.0 million in fiscal year 2017 related to estimated sales tax recoveries on previously charged-off accounts that resulted in an increase to the provision in fiscal year 2017;

•	a decrease in our estimated TDR loss rate as a result of improvements in TDR delinquency rates; and

•	a decrease in the average receivable portfolio balance over the past 12 months;
partially offset by

•	an increase in the TDR balance at January 31, 2018 as compared to January 31, 2017; and

•	an increase in the qualitative reserve related to Hurricane Harvey of $1.1 million.

Charges and Credits

	Year Ended January 31,
(in thousands)	2018	2017	Change
Store and facility closure and relocation costs	$2,381	$1,089	$1,292
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation and other legal matters	1,177	101	1,076
Indirect tax audit reserve	2,595	1,434	1,161
Impairment from disposal	—	1,986	(1,986)
Employee severance and executive management transition costs	1,317	1,868	(551)
Write-off of capitalized software costs	5,861	—	5,861
	$13,331	$6,478	$6,853
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

Loss on Extinguishment of Debt
During the year ended January 31, 2018, we wrote-off $3.3 million of debt issuance costs related to an amendment to our Revolving Credit Facility for lenders that did not continue to participate and the early retirement of our 2015-A Redeemed Notes, 2016-A Redeemed Notes and the Warehouse Notes issued in connection with a receivables warehouse financing transaction entered into on August 8, 2017.
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
Impact of Inflation and Changing Prices
We do not believe that inflation has had a material effect on our net sales or results of operations. However, significant increases in oil and gasoline prices could adversely affect our customers’ shopping decisions and payment patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and increases in oil and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs could adversely affect our results of operations. Conversely, significant decreases in oil and gasoline prices could negatively impact certain local economies in regions in which we have stores, impacting our customer’s employment or income, which could adversely affect our sales and collection of customer receivables. In addition, the cost of items we purchase may increase or shortages of these items may arise as a result of changes in trade regulations, currency fluctuations, border taxes, import tariffs, or other factors beyond our control. Throughout 2018, the U.S. imposed tariffs on imports from several countries, including China. While it is too early to evaluate the full effect of such tariffs, because many of the products that we sell are manufactured in foreign jurisdictions, including China, such tariffs could have a negative impact on our business.
Seasonality
Our business is seasonal with a higher portion of sales and operating profit realized during the fourth quarter due primarily to the holiday selling season. In addition, during the first quarter, our portfolio performance benefits from the timing of personal income tax refunds received by our customers, which typically results in higher cash collection rates.
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
Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 30%. During the third quarter of fiscal year 2017, we implemented our direct consumer loan program across all Texas locations. During the first quarter of fiscal year 2018, we implemented our direct consumer loan program in all Louisiana locations. During the third quarter of fiscal year 2018, we implemented our direct consumer loan program in all Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represent approximately 78% of our fiscal year 2019 originations, which under our previous offerings had a maximum equivalent interest rate of approximately 21%, compared to an interest rate of up to 27% in Oklahoma and up to 30% in Texas, Louisiana and Tennessee under our new direct consumer loan programs. In states where regulations do not generally limit the interest rate charged, we increased our rates in the third quarter of fiscal year 2017 to 29.99%. These states represented 11% of our fiscal year 2019 originations.
We offer qualified customers a 12-month no-interest option finance program. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived.
We regularly extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved, and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which typically does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	January 31,
	2019	2018	2017
Weighted average credit score of outstanding balances (1)	593	591	589
Average outstanding customer balance	$2,677	$2,443	$2,376
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	9.5%	9.7%	10.9%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(4)	25.7%	24.6%	16.4%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$94,404	$76,066	$73,903
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	13.5%	13.3%	13.5%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	22.9%	21.2%	27.1%

	Year Ended January 31,
	2019	2018	2017
Total applications processed (5)	1,221,262	1,278,809	1,337,850
Weighted average origination credit score of sales financed (1)	609	610	609
Percent of total applications approved and utilized	29.6%	30.4%	34.5%
Average down payment	2.5%	3.0%	3.2%
Average income of credit customer at origination	$44,800	$43,400	$41,900
Percent of retail sales paid for by:
In-house financing, including down payments received	70.1%	71.0%	72.0%
Third-party financing	15.7%	16.1%	15.7%
Third-party lease-to-own option	7.5%	5.9%	6.3%
	93.3%	93.0%	94.0%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)
Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.

(4)
First time re-ages related to customers affected by Hurricane Harvey within FEMA-designated disaster areas included in the re-aged balance as of January 31, 2019 and January 31, 2018 were 1.7% and 4.0%, respectively, of the total customer portfolio carrying value.

(5)	The total applications processed during the year ended January 31, 2018, we believe, reflect the impact of the rebuilding efforts following Hurricane Harvey.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 10.5% as of January 31, 2019 from 10.8% as of January 31, 2018. The percentage of the carrying value of non-restructured accounts greater than 60 days past due decreased 40 basis points over the prior year period to 7.6% as of January 31, 2019 from 8.0% as of January 31, 2018.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 36.1% as of January 31, 2019 as compared to 35.6% as of January 31, 2018.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 12.7% for fiscal year 2019 compared to 15.1% for fiscal year 2018. The decrease was primarily due to the seasoning of loans originated with tighter underwriting standards, improved collection execution and improvements in recoveries due to enhancements in our collections program.
As of January 31, 2019 and 2018, balances under no-interest programs included within customer receivables were $363.8 million and $323.6 million, respectively.
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
Operating cash flows.  For the year ended January 31, 2019, net cash provided by operating activities was $151.8 million compared to $50.5 million for the year ended January 31, 2018. The increase in net cash provided by operating activities was primarily driven by an increase in cash provided by working capital, primarily due to more efficient management of inventory, the collection of an income tax receivable and an increase in net income when adjusted for non-cash activity.
For the year ended January 31, 2018, net cash provided by operating activities was $50.5 million compared to $205.2 million for the year ended January 31, 2017. The decrease in net cash provided by operating activities was primarily driven by an increase in cash used for working capital, primarily used to purchase inventory and for accounts payable and a decrease in the amount of tenant improvement allowances received, partially offset by an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the year ended January 31, 2019, net cash used in investing activities was $32.8 million compared to $16.9 million for the year ended January 31, 2018. The increase was primarily the result of higher capital expenditures due to investments in new stores, renovations and expansions of select existing stores, and technology investments we are making to support long-term growth.
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
Financing cash flows.  For the year ended January 31, 2019, net cash used in financing activities was $150.2 million compared to net cash used in financing activities of $71.7 million for the year ended January 31, 2018 and net cash used in financing activities of $126.0 million for the year ended January 31, 2017. During the year ended January 31, 2019, the issuance of additional funding under the Warehouse Notes resulted in net proceeds of $169.7 million, net of transaction costs and restricted cash. The proceeds from the fundings of the Warehouse Notes were used to early retire our 2016-B Redeemed Notes and our 2017-A Redeemed Notes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $859.5 million during the year ended January 31, 2019 compared to approximately $1.1 billion in the comparable prior year period. During the year ended January 31, 2019, net borrowings under our Revolving Credit Facility were $189.5 million compared to net payments of $100.5 million during the year ended January 31, 2018. During the year ended January 31, 2019, the Issuer (as defined below) issued asset-backed notes resulting in net proceeds to us of approximately $355.7 million, net of transaction costs and restricted cash held by the Issuer, which were used to repay indebtedness under the Company’s asset-based credit facility and for other general corporate purposes.
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
Senior Notes. On July 1, 2014, we issued $250.0 million of the unsecured Senior Notes due July 2022 bearing interest at 7.25%, pursuant to an indenture dated July 1, 2014 (as amended, the “Indenture”), among Conn’s, Inc., its subsidiary guarantors (the “Guarantors”) and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%.
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments, excluding certain restricted payments permitted under the Indenture, exceeds the sum of (i) 50% of Consolidated Net Income (as defined in the Indenture) from November 1, 2015 to the end of the most recent fiscal quarter, (ii) 100% of net cash proceeds and the fair market value of certain capital stock and other property received in or exchanged for the sale or issuance of Capital Stock (as defined in the Indenture), (iii) amount by which certain indebtedness is reduced upon conversion or exchange for Capital Stock and (iv) certain reductions in Restricted Investments (as defined in the Indenture) (the sum of clauses (i) through (iv) as of January 31, 2019, the “Consolidated Net Income Threshold Amount”). These limitations, however, are subject to certain permitted exceptions, including (1) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to such dividends and other restricted payments, we would have had a leverage ratio, as defined in the Indenture, of less than or equal to 2.50 to 1.0 and (2) a general exception that permits the payment of up to $375.0 million in restricted payments not otherwise permitted under the Indenture (the “Permitted

Distribution Amount”). As a result of the sum of the Consolidated Net Income Threshold Amount and Permitted Distribution Amount, as of January 31, 2019, $228.4 million would have been free from the distribution restriction. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. From time to time, we securitize customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issue asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
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
The asset-backed notes outstanding as of January 31, 2019 consisted of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class B Notes	$132,180	$131,281	$98,297	12/20/2017	4/15/2021	4.52%	5.24%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.34%
2018-A Class A Notes	219,200	217,832	105,971	8/15/2018	1/17/2023	3.25%	4.57%
2018-A Class B Notes	69,550	69,020	63,908	8/15/2018	1/17/2023	4.65%	5.43%
2018-A Class C Notes	69,550	68,850	63,908	8/15/2018	1/17/2023	6.02%	6.80%
Warehouse Notes	121,060	118,972	53,635	7/16/2018	1/15/2020	Index + 2.50%	6.41%
Total	$690,180	$683,798	$464,359
(1) After giving effect to debt issuance costs and restricted cash held by the VIEs.
(2) For the year ended January 31, 2019, and inclusive of the impact of changes in timing of actual and expected cash flows.
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

On July 16, 2018, affiliates of the Company closed on $121.1 million of additional financing under a receivables warehouse financing transaction entered into on July 9, 2018 (the “Additional Funding”). The net proceeds of the Additional Funding were used to prepay in full the 2017-A Redeemed Notes that were still outstanding as of July 16, 2018.
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
On August 15, 2018, an affiliate of the Company (the “Issuer”) completed the issuance and sale of asset-backed notes at a face amount of $358.3 million secured by the transferred customer accounts receivables and restricted cash held by a VIE, which resulted in net proceeds to us of $355.7 million, net of transaction costs and restricted cash held by the VIE. Net proceeds from the offering were used to repay indebtedness under the Revolving Credit Facility and for other general corporate purposes. The asset-backed notes mature on January 17, 2023 and consist of $219.2 million of the Issuer’s 3.25% Asset Backed Fixed Rate Notes, Series 2018-A, Class A, $69.6 million of the Issuer’s 4.65% Asset Backed Fixed Rate Notes, Series 2018-A, Class B, and $69.6 million of the Issuer’s 6.02% Asset Backed Fixed Rate Notes, Series 2018-A, Class C.
Revolving Credit Facility. On May 23, 2018, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment”), dated as of October 30, 2015, with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base.
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
Subsequent to the adoption of the Fourth Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 6.9% for the year ended January 31, 2019.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2019, we had immediately available borrowing capacity of $381.0 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of January 31, 2019, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $223.0 million as a result of the Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at January 31, 2019.  A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at January 31, 2019 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	5.08:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	4.59:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.94:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.28:1.00	2.00:1.00
Capital Expenditures, net, must not exceed maximum	$16.0 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations anticipate operating leases under existing GAAP, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.8 million and $2.3 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $2.0 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened seven new stores during fiscal year 2019, and currently plan to open 12 to 15 new stores during fiscal year 2020. Additionally, we plan to upgrade several of our facilities and continue to enhance our IT systems during fiscal year 2020. Our anticipated capital expenditures for fiscal year 2020 are between $57.5 and $62.5 million.
Cash Flow. We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of January 31, 2019, beyond cash generated from operations we had (i) immediately available borrowing capacity of $381.0 million under our Revolving Credit Facility and (ii) $5.9 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2019:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$312,894	$14,018	$28,036	$270,840	$—
Senior Notes	283,858	16,458	32,915	234,485	—
2017-B Class B Notes (2)	108,096	4,443	103,653	—	—
2017-B Class C Notes (2)	96,382	4,679	9,358	82,345	—
2018-A Class A Notes (2)	119,624	3,444	6,888	109,292	—
2018-A Class B Notes (2)	75,689	2,972	5,943	66,774	—
2018-A Class C Notes (2)	79,160	3,847	7,695	67,618	—
Warehouse Notes (1)	56,412	56,412	—	—	—
Capital lease obligations	7,299	1,040	1,447	1,109	3,703
Operating leases:
Real estate	511,256	67,580	140,363	130,486	172,827
Equipment	2,169	1,098	901	170	—
Contractual commitments (3)	102,455	94,599	6,572	1,284	—
Total	$1,755,294	$270,590	$343,771	$964,403	$176,530

(1)	Estimated interest payments are based on the outstanding balance as of January 31, 2019 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.

(3)	Contractual commitments primarily include commitments to purchase inventory of $77.8 million.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies, as described below, are considered “critical accounting policies” because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our consolidated financial statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. A summary of all of our significant accounting policies is included in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in Part II, Item 8., of this Annual Report on Form 10-K.
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
We establish an allowance for doubtful accounts, including estimated uncollectible interest, to cover probable and estimable losses on our customer accounts receivable resulting from the failure of customers to make contractual payments. Our customer accounts receivable portfolio balance consists of a large number of relatively small, homogeneous accounts. None of our accounts are large enough to warrant individual evaluation for impairment.
We record an allowance for doubtful accounts on our non-TDR customer accounts receivable that we expect to charge-off over the next 12 months based on historical gross charge-off rates over the last 24 months. We incorporate an adjustment to historical gross charge-off rates for a scaled factor of the year-over-year change in six month average first payment default rates and the year-over-year change in the balance of customer accounts receivable that are 60 days or more past due.  In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries, including cash payments from customers, amounts realized from the repossession of the products financed, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance and repair service agreement (“RSA”) policies are also considered.
Qualitative adjustments are made to the allowance for bad debts when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. These qualitative considerations are based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in concentrations of credit and other internal or external factor changes. We utilize an economic qualitative adjustment based on changes in unemployment rates if current unemployment rates in our markets are worse than they were on average over the last 24 months.  We also qualitatively limit the impact of changes in first payment default rates and changes in delinquency when those changes result in a decrease to the allowance for bad debts based on a measure of the dispersion of historical charge-off rates. At January 31, 2019, we utilized a qualitative factor related to changes in the nature of the portfolio.
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
As of January 31, 2019 and 2018, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $147.1 million and $148.9 million, respectively. As of January 31, 2019 and 2018, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $67.8 million and $54.7 million, respectively. A 100 basis point increase in our estimated gross charge-off rate would increase our allowance for doubtful accounts for our customer accounts receivable by $10.5 million over a 12-month period based on the balance outstanding at January 31, 2019.
Interest income on customer accounts receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2019 and 2018, there were $11.2 million and $12.5 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
We offer a 12-month no-interest option programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on estimated accrued interest earned to date on all no-interest option finance programs with an offsetting reserve for those customers expected to satisfy the requirements of the program based on our historical experience.
We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it equals the present value of expected future cash flows.
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. At January 31, 2019 and 2018, the carrying value of customer accounts receivable in non-accrual status was $13.9 million and $16.8 million, respectively, of which $12.0 million and $14.4 million, respectively, were in bankruptcy status and less than 60 days past due. At January 31, 2019 and 2018, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $106.5 million and $103.6 million, respectively.
Inventories.  Inventories consist of merchandise purchased for resale and service parts and are recorded at the lower of cost or net realizable value. The carrying value of the inventory is reduced to its net realizable value for any product lines with excess of carrying amount, typically weighted-average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value is estimated based on assumptions regarding inventory aging and historical product sales. A 10% difference in our actual inventory reserve at January 31, 2019, would have affected our cost of goods sold by $0.5 million.
Impairment of Long-Lived Assets.  Long-lived assets are evaluated for impairment, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. For the years ended January 31, 2019, 2018, and 2017, no impairment charges were recorded.
Vendor allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2019, 2018 and 2017, we recorded $143.3 million, $153.0 million and $162.5 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of January 31, 2019, the balance outstanding under our Revolving Credit Facility was $266.5 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $2.7 million over a 12-month period, based on the balance outstanding at January 31, 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Conn’s, Inc. and subsidiaries (the Company) as of January 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 26, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for 1) recognition of revenue from contracts with customers in fiscal year 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers and 2) classification and presentation of restricted cash, including transfers between cash and restricted cash, on the statement of cash flows in fiscal years 2018 and 2017 due to the adoption of ASU No. 2016-18, Statement of Cash Flows: Restricted Cash.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Houston, Texas
March 26, 2019

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	January 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,912	$9,286
Restricted cash (includes VIE balances of $57,475 and $85,322 respectively)	59,025	86,872
Customer accounts receivable, net of allowance (includes VIE balances of $324,064 and $459,708, respectively)	652,769	636,825
Other accounts receivable	67,078	71,186
Inventories	220,034	211,894
Income taxes receivable	407	32,362
Prepaid expenses and other current assets	9,169	31,592
Total current assets	1,014,394	1,080,017
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $230,901 and $455,002, respectively)	686,344	650,608
Property and equipment, net	148,983	143,152
Deferred income taxes	27,535	21,565
Other assets	7,651	5,457
Total assets	$1,884,907	$1,900,799
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and capital lease obligations (includes VIE balances of $53,635 and $0, respectively)	$54,109	$907
Accounts payable	71,118	71,617
Accrued compensation and related expenses	27,052	21,366
Accrued expenses	54,381	44,807
Income taxes payable	8,902	2,939
Deferred revenues and other credits	22,006	22,475
Total current liabilities	237,568	164,111
Deferred rent	93,127	87,003
Long-term debt and capital lease obligations (includes VIE balances of $407,993 and $787,979 respectively)	901,222	1,090,105
Other long-term liabilities	33,015	24,512
Total liabilities	1,264,932	1,365,731
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 31,788,162 and 31,435,775 shares issued, respectively)	318	314
Additional paid-in capital	111,185	101,087
Retained earnings	508,472	433,667
Total stockholders’ equity	619,975	535,068
Total liabilities and stockholders’ equity	$1,884,907	$1,900,799
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended January 31,
	2019	2018	2017
Revenues:
Product sales	$1,078,635	$1,077,874	$1,186,197
Repair service agreement commissions	101,928	100,383	113,615
Service revenues	14,111	13,710	14,659
Total net sales	1,194,674	1,191,967	1,314,471
Finance charges and other revenues	355,139	324,064	282,377
Total revenues	1,549,813	1,516,031	1,596,848
Costs and expenses:
Cost of goods sold	702,135	720,344	823,082
Selling, general and administrative expense	480,561	450,413	460,896
Provision for bad debts	198,082	216,875	242,294
Charges and credits	7,780	13,331	6,478
Total costs and expenses	1,388,558	1,400,963	1,532,750
Operating income	161,255	115,068	64,098
Interest expense	62,704	80,160	98,615
Loss on extinguishment of debt	1,773	3,274	—
Income (loss) before income taxes	96,778	31,634	(34,517)
Provision (benefit) for income taxes	22,929	25,171	(8,955)
Net income (loss)	$73,849	$6,463	$(25,562)
Earnings (loss) per share:
Basic	$2.33	$0.21	$(0.83)
Diluted	$2.28	$0.20	$(0.83)
Weighted average common shares outstanding:
Basic	31,668,370	31,192,439	30,776,479
Diluted	32,374,375	31,777,823	30,776,479

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance January 31, 2016	30,630,389	$306	$85,209	$452,766	$538,281
Exercise of options and vesting of restricted stock, net of withholding tax	230,752	3	(698)	—	(695)
Issuance of common stock under Employee Stock Purchase Plan	100,757	1	764	—	765
Stock-based compensation	—	—	5,001	—	5,001
Net loss	—	—	—	(25,562)	(25,562)
Balance January 31, 2017	30,961,898	310	90,276	427,204	517,790
Exercise of options and vesting of restricted stock, net of withholding tax	415,940	3	1,496	—	1,499
Issuance of common stock under Employee Stock Purchase Plan	57,937	1	635	—	636
Stock-based compensation	—	—	8,680	—	8,680
Net income	—	—	—	6,463	6,463
Balance January 31, 2018	31,435,775	314	101,087	433,667	535,068
Adoption of ASU 2014-09	—	—	—	956	956
Exercise of options and vesting of restricted stock, net of withholding tax	317,465	3	(2,957)	—	(2,954)
Issuance of common stock under Employee Stock Purchase Plan	34,922	1	838	—	839
Stock-based compensation	—	—	12,217	—	12,217
Net income	—	—	—	73,849	73,849
Balance January 31, 2019	31,788,162	$318	$111,185	$508,472	$619,975
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$73,849	$6,463	$(25,562)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	31,584	30,806	28,846
Loss from retirement of leasehold improvement	—	—	1,986
Amortization of debt issuance costs	10,640	16,712	24,044
Provision for bad debts and uncollectible interest	250,076	261,662	281,872
Stock-based compensation expense	12,217	8,680	5,001
Charges, net of credits, for store and facility closures and relocations	—	1,479	1,089
Deferred income taxes	(6,224)	49,878	(1,223)
Loss (gain) from current and deferred sale/disposal of property and equipment	(809)	5,529	(490)
Tenant improvement allowances received from landlords	16,821	7,082	24,274
Change in operating assets and liabilities:
Customer accounts receivable	(300,745)	(230,201)	(224,363)
Other accounts receivables	5,582	(2,917)	16,601
Inventories	(8,140)	(47,038)	37,113
Other assets	20,950	(15,474)	308
Accounts payable	(499)	(31,220)	18,434
Accrued expenses	11,158	25,100	(904)
Income taxes	49,685	(30,590)	7,961
Deferred rent, revenues and other credits	(14,344)	(5,429)	10,184
Net cash provided by operating activities	151,801	50,522	205,171
Cash flows from investing activities:
Purchases of property and equipment	(32,814)	(16,918)	(46,556)
Proceeds from sales of property and equipment	—	—	10,806
Net cash used in investing activities	(32,814)	(16,918)	(35,750)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	358,300	1,042,034	1,067,850
Payments on asset-backed notes	(739,875)	(1,000,027)	(1,032,842)
Borrowings under revolving credit facility	1,836,822	1,717,012	724,697
Payments on revolving credit facility	(1,647,322)	(1,817,512)	(876,404)
Borrowings from warehouse facility	173,286	79,940	—
Payments on warehouse facility	(119,650)	(79,940)	—
Payment of debt issuance costs and amendment fees	(7,418)	(13,874)	(9,716)
Proceeds from stock issued under employee benefit plans	1,237	3,318	1,268
Tax payments associated with equity-based compensation transactions	(3,342)	(1,182)	(40)
Payment from extinguishment of debt	(1,178)	(836)	—
Other	(1,068)	(643)	(800)
Net cash used in financing activities	(150,208)	(71,710)	(125,987)
Net change in cash, cash equivalents and restricted cash	(31,221)	(38,106)	43,434
Cash, cash equivalents and restricted cash, beginning of period	96,158	134,264	90,830
Cash, cash equivalents and restricted cash, end of period	$64,937	$96,158	$134,264
(continued on next page)

	Year Ended January 31,
	2019	2018	2017
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$1,193	$3,196	$704
Property and equipment purchases not yet paid	$5,557	$2,070	$857
Supplemental cash flow data:
Cash interest paid	$50,568	$63,713	$71,239
Cash income taxes paid (refunded), net	$(20,447)	$3,083	$(15,750)
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
We operate two reportable segments: retail and credit. Our retail stores bear the “Conn’s HomePlus” name with all of our stores providing the same products and services to a common customer group. Our stores follow the same procedures and methods in managing their operations. Our retail business and credit business are operated independently from each other. The credit segment is dedicated to providing short- and medium-term financing to our retail customers. The retail segment is not involved in credit approval decisions or collection efforts. Our management evaluates performance and allocates resources based on the operating results of the retail and credit segments.
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices.
Fiscal Year. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Variable Interest Entities. Variable Interest Entities (“VIEs”) are consolidated if the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has (i) the power to direct the activities that most significantly impact the performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
Cash and Cash Equivalents. As of January 31, 2019 and 2018, cash and cash equivalents included cash, credit card deposits in transit, and highly liquid debt instruments purchased with a maturity date of three months or less. Credit card deposits in transit included in cash and cash equivalents were $2.5 million and $2.0 million as of January 31, 2019 and 2018, respectively.
Restricted Cash. The restricted cash balance as of January 31, 2019 and 2018 includes $45.3 million and $58.1 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $12.2 million and $27.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the end of a month are charged-off against the allowance for doubtful accounts along with interest accrued subsequent to the last payment.
In an effort to mitigate losses on our accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty. In our role as servicer, we may also make modifications to loans held by the VIEs. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to exercise legal remedies available to us. We may extend or “re-age” a portion of our customer accounts, which involves modifying the payment terms to defer a portion of the cash payments due. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. To a much lesser extent, we may provide the customer the ability to refinance their account, which typically does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extend the term. We consider accounts that have been re-aged in excess of three months or refinanced as Troubled Debt Restructurings (“TDR” or “Restructured Accounts”).
Interest Income on Customer Accounts Receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2019 and 2018, there were $11.2 million and $12.5 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
We offer a 12-month no-interest option program. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on estimated accrued interest earned to date on all no-interest option finance programs with an offsetting reserve for those customers expected to satisfy the requirements of the program based on our historical experience.
We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it equals the present value of expected future cash flows.
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the balance of the loan. At January 31, 2019 and 2018, the carrying value of customer accounts receivable in non-accrual status was $13.9 million and $16.8 million, respectively. At January 31, 2019 and 2018, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $106.5 million and $103.6 million, respectively. At January 31, 2019 and January 31, 2018, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $12.0 million and $14.4 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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
We establish an allowance for doubtful accounts, including estimated uncollectible interest, to cover probable and estimable losses on our customer accounts receivable resulting from the failure of customers to make contractual payments. Our customer accounts receivable portfolio balance consists of a large number of relatively small, homogeneous accounts. None of our accounts are large enough to warrant individual evaluation for impairment.
We record an allowance for doubtful accounts on our non-TDR customer accounts receivable that we expect to charge-off over the next 12 months based on historical gross charge-off rates over the last 24 months. We incorporate an adjustment to historical gross charge-off rates for a scaled factor of the year-over-year change in six month average first payment default rates and the year-over-year change in the balance of customer accounts receivable that are 60 days or more past due.  In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries, including cash payments from customers, amounts realized from the repossession of the products financed, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance and repair service agreement (“RSA”) policies are also considered.
Qualitative adjustments are made to the allowance for bad debts when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. These qualitative considerations are based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in concentrations of credit and other internal or external factor changes. We utilize an economic qualitative adjustment

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on changes in unemployment rates if current unemployment rates in our markets are worse than they were on average over the last 24 months.  We also qualitatively limit the impact of changes in first payment default rates and changes in delinquency when those changes result in a decrease to the allowance for bad debts based on a measure of the dispersion of historical charge-off rates. At January 31, 2019, we utilized a qualitative factor related to changes in the nature of the portfolio.
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
Inventories. Inventories consist of merchandise purchased for resale and service parts and are recorded at the lower of cost or net realizable value. The carrying value of the inventory is reduced to its net realizable value for any product lines with excess of carrying amount, typically weighted-average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value is estimated based on assumptions regarding inventory aging and historical product sales.
Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2019, 2018 and 2017, we recorded $143.3 million, $153.0 million and $162.5 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Internal-Use Software Costs. Costs related to software developed or obtained for internal use and cloud-based computing arrangements are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. For the year ended January 31, 2018, we incurred a $5.9 million loss from the write-off of previously capitalized costs for a software project that was abandoned during fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013.
Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. For the years ended January 31, 2019, 2018 and 2017, no impairment charges were recorded.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt.  All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 6, Debt and Capital Lease Obligations, are included in other assets on our Consolidated Balance Sheet and were $6.1 million and $5.2 million as of January 31, 2019 and 2018, respectively.
Expense Classifications. We record as cost of goods sold, the direct cost of products and parts sold and related costs for delivery, transportation and handling, inbound freight, receiving, inspection, and other costs associated with the operations of our distribution system, including occupancy related to our warehousing operations. The costs associated with our merchandising, advertising, sales commissions, and all store occupancy costs, are included in selling, general and administrative expense (“SG&A”).
Advertising Costs. Advertising costs are expensed as incurred. For fiscal years 2019, 2018 and 2017, advertising expense was $80.5 million, $86.8 million and $92.9 million, respectively.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Leases. We lease most of our current store locations and certain of our facilities and operating equipment under operating leases. The fixed, non-cancelable terms of our real estate leases are generally five to 15 years and generally include renewal options that allow us to extend the term beyond the initial non-cancelable term. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. Equipment leases generally provide for initial lease terms of three to five years and provide for a purchase right at the end of the lease term at the then fair market value of the equipment. As of January 31, 2019 and 2018, deferred rent related to lease agreements with escalating rent payments and rent holiday was $27.7 million and $26.9 million, respectively.
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
Additionally, certain operating leases contain tenant allowance provisions, which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. We record the amount to be remitted by the landlord as a tenant allowance receivable as we earn it under the terms of the contract. At the same time, we record deferred rent in an equal amount in the Consolidated Balance Sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. As of January 31, 2019 and 2018, deferred rent related to tenant allowances, including both current and long-term portions, was $77.8 million and $69.7 million, respectively.
Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effects of any stock options, restricted stock unit awards (“RSUs”) and performance stock awards (“PSUs”), which are calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

	Year Ended January 31,
	2019	2018	2017
Weighted-average common shares outstanding - Basic	31,668,370	31,192,439	30,776,479
Dilutive effect of stock options and restricted stock units	706,005	585,384	—
Weighted-average common shares outstanding - Diluted	32,374,375	31,777,823	30,776,479
For the years ended January 31, 2019, 2018 and 2017, the weighted-average number of stock options and RSUs not included in the calculation due to their anti-dilutive effect, was 578,951, 278,740 and 735,456, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At January 31, 2019, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $221.9 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At January 31, 2019, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.
Recent Accounting Pronouncements Adopted. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in such contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. The FASB also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, all of which were issued to improve and clarify the guidance in ASU 2014-09. Effective February 1, 2018, the Company adopted these ASUs using the modified retrospective method applied to those contracts that were not completed as of February 1, 2018, with no restatement of comparative periods. Results for reporting periods beginning after February 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies under ASC Topic 605. We recognized a net after-tax cumulative effect adjustment to retained earnings of $1.0 million as of February 1, 2018. The details of our current revenue recognition policy, as well as the change due to ASC Topic 606, are described below.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Sale of Third Party Warranty and Insurance Programs, Including Retrospective Income: We sell RSA and credit insurance contracts on behalf of unrelated third-parties. The Company has a single performance obligation associated with these contracts: the delivery of the product to the customer, at which point control transfers. Commissions related to these contracts are recognized in revenue upon delivery of the product. We also may serve as the administrator of the RSAs sold and defer 5% of the revenue received from the sale of RSAs as compensation for this performance obligation as 5% represents the estimated stand-alone sales price to serve as the administrator. The deferred RSA administration fee is recorded in income ratably over the life of the RSA contract sold. Retrospective income on RSA contracts is recognized upon delivery of the product based on an estimate of claims and is adjusted throughout the life of the contracts as actual claims materialize. Retrospective income on insurance contracts is recognized when earned as that is the point at which we no longer believe a significant reversal of income is probable as the consideration is highly susceptible to factors outside of our influence.
Service Income: The Company has a single performance obligation associated with these contracts: the servicing of the RSA claims. Service revenues are recognized at the time service is provided to the customer.
Volume Rebate Incentive: As part of our agreement with our third-party provider of no-interest option programs, we may receive a volume rebate incentive based on the total dollar value of sales made under our third-party provider. The Company has a single performance obligation associated with this contract: the delivery of the product to the customer, at which point control transfers. Revenue for the volume rebate incentive is recognized upon delivery of the product to the customer based on the projected total annual dollar value of sales to be made under our third-party provider.
ASC 606 requires disaggregation of revenue recognized from contracts with customers to depict how the nature, amount, timing and uncertainty of revenue is affected by economic factors. The Company concluded that the disaggregated discrete financial information presented in Note 14, Segment Information, and Note 5, Finance Charges and Other Revenues, reviewed by our chief operating decision maker in evaluating the financial performance of our operating segments adequately addresses the disaggregation of revenue requirements of ASC 606.
Deferred Revenue. Deferred revenue related to contracts with customers as defined by ASC 606 consists of deferred customer deposits and deferred RSA administration fees. During the twelve months ended January 31, 2019, we recognized $1.8 million of revenue for customer deposits deferred as of the beginning of the period. During the twelve months ended January 31, 2019, we recognized $5.4 million of revenue for RSA administrative fees deferred as of the beginning of the period.
Changes in Revenue Recognition Due to ASC 606. The adoption of ASC 606 resulted in a change to our accounting policy related to retrospective income on RSAs. We participate in profit sharing agreements with the underwriters of our RSA products, payment from which is contingent upon the actual performance of the portfolio of the RSAs sold. Prior to the adoption of ASC 606, we recognized this revenue and related receivable as the amount due to us at each reporting date based on the performance of the portfolio through such date. The Company concluded that this retrospective income represents variable consideration under ASC 606 for which the Company’s performance obligation is satisfied when the RSA is sold to the customer. Under ASC 606, an estimate of variable consideration, subject to constraints, is to be included in the transaction price and recognized when or as the performance obligation is satisfied. As a result of the adoption of ASC 606, the Company changed its accounting policy related to retrospective income on RSAs to record an estimate of retrospective income when the RSA is sold, subject to constraints in the estimate. The Company’s estimate of the amount of variable consideration is recorded as a contract asset, representing a conditional right to payment, and is included within other accounts receivable in the Consolidated Balance Sheet. The estimated contract asset will be reassessed at the end of each reporting period, with changes thereto recorded as adjustments to revenue.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as a result of the adoption of ASC 606 were as follows (in thousands):

	Impact of Adoption of ASC 606
(in thousands)	Balance at January 31, 2018	Adjustments due to ASC 606	Balance at February 1, 2018
Assets
Other Accounts Receivable	$71,186	$1,210	$72,396
Deferred Income Taxes	21,565	(254)	21,311
Stockholder’s Equity	$535,068	$956	$536,024
The adoption of ASC 606 did not have a material impact on the consolidated financial statements for the year ended January 31, 2018 and no comparative financial statements are presented.
Internal Controls. As a result of the adoption of ASC 606, we evaluated our internal control framework and there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows provides the change in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. We hold restricted cash related to our asset backed security transactions and lending license requirements. Effective February 1, 2018, the Company retrospectively adopted this ASU which resulted in us no longer presenting the changes in restricted cash balances as a component of cash flows from financing activities but instead including the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The total cash flow impact for the year ended January 31, 2017 was an decrease in the cash used in financing activities of $32.1 million. The total cash flow impact for the year ended January 31, 2018 was an increase in the cash used in financing activities of $23.8 million. The balances of cash and cash equivalents and restricted cash are separately presented within the Consolidated Balance Sheet as of January 31, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. Among other things, debt prepayment or debt extinguishment costs will be presented as cash outflows for financing activities on the statement of cash flows. Effective February 1, 2018, the Company retrospectively adopted the ASU, which resulted in us no longer presenting the cash payment for debt extinguishment costs as a component of cash flows from operating activities, but instead including the cash payment as a component of cash flows from financing activities. The adoption of this ASU resulted in the reclassification of $0.8 million in payment on extinguishment of debt previously classified as a cash outflow from operating activities to a cash outflow from financing activities for the year ended January 31, 2018. There was no impact for the year ended January 31, 2017.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Yet To Be Adopted. In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842), which will change how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to how we currently account for capital leases. We are the lessee under various lease agreements for our retail stores and equipment that are currently accounted for as operating leases as discussed in Note 8, Leases. On transition, we will recognize a cumulative-effect adjustment to the retained earnings on the opening balance sheet in the period of adoption using a modified retrospective approach. Based on our preliminary assessment, we believe the adoption of this ASU will have a material impact on our Consolidated Balance Sheet as we will be required to report additional leases on our Consolidated Balance Sheet. The Company plans to elect certain optional practical expedients which include the option to retain the current classification of leases entered into prior to February 1, 2019, and thus does not anticipate a material impact to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The Company also plans to adopt an optional transition method finalized by the FASB in July 2018 that waives the requirement to apply this ASU in the comparative periods presented within the financial statements in the year of adoption. The Company expects to be affected by the transition guidance related to recognition of deferred gains recorded under previous sale and operating leaseback transactions, which requires the company to recognize deferred gains not resulting from off-market terms as a cumulative-effect adjustment to retained earnings upon adoption of ASU 2016-02. The Company is also evaluating and implementing changes to our accounting policies, processes, and internal controls to ensure compliance with the standard’s reporting and disclosure requirements as well as implementing a new lease accounting module within its lease management system to support the new accounting requirements. We will adopt the new standard in the first quarter of fiscal year 2020 and anticipate that the adoption will result in the recognition of an additional right-of-use asset and operating lease liability under noncancelable operating leases, net of deferred rent payments and tenant improvement allowances, ranging from approximately $200 million to $260 million as of the date of the adoption.
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

2.	Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	January 31, 2019	January 31, 2018
Customer accounts receivable portfolio balance	$1,589,828	$1,527,862
Deferred fees and origination costs, net	(16,579)	(15,897)
Allowance for no-interest option credit programs	(19,257)	(20,960)
Allowance for uncollectible interest	(15,555)	(10,966)
Carrying value of customer accounts receivable	1,538,437	1,480,039
Allowance for bad debts	(199,324)	(192,606)
Carrying value of customer accounts receivable, net of allowance for bad debts	1,339,113	1,287,433
Short-term portion of customer accounts receivable, net	$(652,769)	$(636,825)
Long-term customer accounts receivable, net	$686,344	$650,608

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value
(in thousands)	January 31, 2019	January 31, 2018
Customer accounts receivable 60+ days past due (1)	$146,188	$143,713
Re-aged customer accounts receivable (2)(3)	395,576	364,768
Restructured customer accounts receivable (4)	183,641	152,784

(1)
As of January 31, 2019 and 2018, the carrying value of customer accounts receivable past due one day or greater was $420.9 million and $390.0 million, respectively. These amounts include the 60+ days past due balances shown above.

(2)	The re-aged carrying value as of January 31, 2019 and 2018 includes $92.4 million and $76.9 million in carrying value that are both 60+ days past due and re-aged.

(3)	The re-aged carrying value as of January 31, 2019 and 2018 includes $26.5 million and $59.8 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

(4)	The restructured carrying value as of January 31, 2019 and 2018 includes $43.9 million and $37.1 million in carrying value that are both 60+ days past due and restructured.
The following presents the activity in our allowance for doubtful accounts and uncollectible interest for customer accounts receivable:

	January 31, 2019
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$148,856	$54,716	$203,572
Provision (1)	174,552	74,514	249,066
Principal charge-offs (2)	(157,789)	(55,024)	(212,813)
Interest charge-offs	(32,432)	(11,310)	(43,742)
Recoveries (2)	13,936	4,860	18,796
Allowance at end of period	$147,123	$67,756	$214,879
Average total customer portfolio balance	$1,355,011	$171,717	$1,526,728

	January 31, 2018
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$158,992	$51,183	$210,175
Provision (1)	189,786	71,047	260,833
Principal charge-offs (2)	(177,682)	(60,003)	(237,685)
Interest charge-offs	(30,379)	(10,259)	(40,638)
Recoveries (2)	8,139	2,748	10,887
Allowance at end of period	$148,856	$54,716	$203,572
Average total customer portfolio balance	$1,357,455	$143,245	$1,500,700

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 2017
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$149,227	$41,763	$190,990
Provision (1)	219,084	62,788	281,872
Principal charge-offs (2)	(183,235)	(46,710)	(229,945)
Interest charge-offs	(30,686)	(7,832)	(38,518)
Recoveries (2)	4,602	1,174	5,776
Allowance at end of period	$158,992	$51,183	$210,175
Average total customer portfolio balance	$1,423,445	$129,030	$1,552,475
(1) Includes provision for uncollectible interest, which is included in finance charges and other revenues.
(2) Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include the principal amount collected during the period for previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

3.	Property and Equipment
Property and equipment consist of the following:

	Estimated	January 31,
(dollars in thousands)	Useful Lives	2019	2018
Land	—	$4,130	$4,146
Buildings	30 years	1,748	1,748
Leasehold improvements	5 to 15 years	246,404	222,781
Equipment and fixtures	3 to 5 years	78,562	67,710
Capital leases	3 to 20 years	9,646	8,527
Construction in progress	—	9,696	8,097
		350,186	313,009
Less accumulated depreciation		(201,203)	(169,857)
		$148,983	$143,152

Depreciation expense was approximately $31.6 million, $30.8 million and $28.8 million for the years ended January 31, 2019, 2018 and 2017, respectively. Construction in progress is comprised primarily of the construction of leasehold improvements related to unopened retail stores and internal-use software under development. Capital lease assets primarily include retail locations.

4.	Charges and Credits
Charges and credits consisted of the following:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Store and facility closure and relocation costs	$—	$2,381	$1,089
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation, a legal judgment and other legal matters	5,100	1,177	101
Indirect tax audit reserve	1,943	2,595	1,434
Impairment from disposal	—	—	1,986
Employee severance and executive management transition costs	737	1,317	1,868
Write-off of capitalized software costs	—	5,861	—
	$7,780	$13,331	$6,478

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended January 31, 2019, we recorded a contingency reserve related to a regulatory matter, a charge related to an increase in our indirect tax audit reserve, severance costs related to a change in the executive management team and costs related to the TF LoanCo (“TFL”) judgment. Refer to Note 12, Contingencies, for additional information about the TFL judgment. During the year ended January 31, 2018, we incurred exit costs associated with reducing the square footage of a distribution center and consolidating our corporate headquarters, severance costs related to a change in the executive management team, a charge related to an increase in our indirect tax audit reserve, a loss from the write-off of previously capitalized costs for a software project that was abandoned during fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013, and contingency reserves related to legal matters. During the year ended January 31, 2017, we incurred severance costs related to a change in the executive management team and impairments from disposals, which included the write-off of leasehold improvements for one store we relocated prior to the end of the useful life of the leasehold improvements, costs for a terminated store project prior to starting construction, legal and professional fees related to the exploration of strategic alternatives and securities-related litigation, costs associated with store and facility closures and relocations, charges related to increases in our indirect tax audit reserve, and transition costs due to changes in the executive management team.

5.	Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Interest income and fees	$325,136	$289,005	$238,386
Insurance income	29,556	34,718	42,422
Other revenues	447	341	1,569
Total finance charges and other revenues	$355,139	$324,064	$282,377

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
For the years ended January 31, 2019, 2018 and 2017, interest income and fees reflected provisions for uncollectible interest of $52.0 million, $44.8 million and $40.6 million, respectively. The amount included in interest income and fees related to TDR accounts for the years ended January 31, 2019, 2018 and 2017 is $27.2 million, $19.3 million and $17.3 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

	January 31,
(in thousands)	2019	2018
Revolving Credit Facility	$266,500	$77,000
Senior Notes	227,000	227,000
2016-B VIE Asset-backed Class B Notes	—	73,589
2017-A VIE Asset-backed Class A Notes	—	59,794
2017-A VIE Asset-backed Class B Notes	—	106,270
2017-A VIE Asset-backed Class C Notes	—	50,340
2017-B VIE Asset-backed Class A Notes	—	292,663
2017-B VIE Asset-backed Class B Notes	98,297	132,180
2017-B VIE Asset-backed Class C Notes	78,640	78,640
2018-A VIE Asset-backed Class A Notes	105,971	—
2018-A VIE Asset-backed Class B Notes	63,908	—
2018-A VIE Asset-backed Class C Notes	63,908	—
Warehouse Notes	53,635	—
Capital lease obligations	5,075	4,949
Total debt and capital lease obligations	962,934	1,102,425
Less:
Discount on debt	(1,966)	(2,527)
Deferred debt issuance costs	(5,637)	(8,886)
Current maturities of long-term debt and capital lease obligations	(54,109)	(907)
Long-term debt and capital lease obligations	$901,222	$1,090,105
Future maturities of debt, excluding capital lease obligations, as of January 31, 2019 are as follows:

(in thousands)
Year Ended January 31,
2020	$53,635
2021	—
2022	98,297
2023	805,927
2024	—
Total	$957,859
Senior Notes. On July 1, 2014, we issued $250.0 million of unsecured Senior Notes due July 2022 bearing interest at 7.25%, (the “Senior Notes”) pursuant to an indenture dated July 1, 2014 (as amended, the “Indenture”), among Conn’s, Inc., its subsidiary guarantors (the “Guarantors”) and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%.
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments, excluding certain restricted payments permitted under the Indenture, exceeds the sum of (i) 50% of Consolidated Net Income (as defined in the Indenture) from November 1, 2015 to the

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

end of the most recent fiscal quarter, (ii) 100% of net cash proceeds and the fair market value of certain capital stock and other property received in or exchanged for the sale or issuance of Capital Stock (as defined in the Indenture), (iii) amount by which certain indebtedness is reduced upon conversion or exchange for Capital Stock and (iv) certain reductions in Restricted Investments (as defined in the Indenture) (the sum of clauses (i) through (iv) as of January 31, 2019, the “Consolidated Net Income Threshold Amount”). These limitations, however, are subject to certain permitted exceptions, including (1) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to such dividends and other restricted payments, we would have had a leverage ratio, as defined in the Indenture, of less than or equal to 2.50 to 1.0 and (2) a general exception that permits the payment of up to $375.0 million in restricted payments not otherwise permitted under the Indenture (the “Permitted Distribution Amount”). As a result of the sum of the Consolidated Net Income Threshold Amount and Permitted Distribution Amount, as of January 31, 2019, $228.4 million would have been free from the distribution restriction. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. From time to time, we securitize customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issue asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
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
The asset-backed notes outstanding as of January 31, 2019 consisted of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class B Notes	$132,180	$131,281	$98,297	12/20/2017	4/15/2021	4.52%	5.24%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.34%
2018-A Class A Notes	219,200	217,832	105,971	8/15/2018	1/17/2023	3.25%	4.57%
2018-A Class B Notes	69,550	69,020	63,908	8/15/2018	1/17/2023	4.65%	5.43%
2018-A Class C Notes	69,550	68,850	63,908	8/15/2018	1/17/2023	6.02%	6.80%
Warehouse Notes	121,060	118,972	53,635	7/16/2018	1/15/2020	Index + 2.50%	6.41%
Total	$690,180	$683,798	$464,359

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the year ended January 31, 2019, and inclusive of the impact of changes in timing of actual and expected cash flows.
On February 15, 2018, affiliates of the Company closed on a $52.2 million financing under a receivables warehouse financing transaction entered into on February 6, 2018 (the “Warehouse Notes”). The net proceeds of the Warehouse Notes were used to prepay in full the Series 2016-B Class B Notes (the “2016-B Redeemed Notes”) that were still outstanding as of February 15, 2018.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On August 15, 2018, an affiliate of the Company (the “Issuer”) completed the issuance and sale of asset-backed notes at a face amount of $358.3 million secured by the transferred customer accounts receivables and restricted cash held by a VIE, which resulted in net proceeds to us of $355.7 million, net of transaction costs and restricted cash held by the VIE. Net proceeds from the offering were used to repay indebtedness under the Revolving Credit Facility and for other general corporate purposes. The asset-backed notes mature on January 17, 2023 and consist of $219.2 million of the Issuer’s 3.25% Asset Backed Fixed Rate Notes, Series 2018-A, Class A, $69.6 million of the Issuer’s 4.65% Asset Backed Fixed Rate Notes, Series 2018-A, Class B, and $69.6 million of the Issuer’s 6.02% Asset Backed Fixed Rate Notes, Series 2018-A, Class C.
Revolving Credit Facility. On May 23, 2018, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment”), dated as of October 30, 2015, with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base.
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
Subsequent to the adoption of the Fourth Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 6.9% for the year ended January 31, 2019.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2019, we had immediately available borrowing capacity of $381.0 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of January 31, 2019, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $223.0 million as a result of the Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at January 31, 2019. A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at January 31, 2019 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	5.08:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	4.59:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.94:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.28:1.00	2.00:1.00
Capital Expenditures, net, must not exceed maximum	$16.0 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.

7.	Income Taxes
Deferred tax assets and liabilities consisted of the following:

	January 31,
(in thousands)	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$22,637	$19,325
Deferred rent	6,200	5,839
Deferred gains on sale-leaseback transactions	1,447	1,598
Deferred revenue	908	1,240
Indirect tax reserve	3,025	—
Inventories	1,711	2,126
Stock-based compensation	1,825	1,439
State net operating loss carryforwards	1,127	1,207
Other	3,093	3,534
Total deferred tax assets	41,973	36,308
Deferred tax liabilities:
Vendor prepayments	(1,066)	(4,723)
Sales tax receivable	(4,155)	(3,649)
Property and equipment	(8,694)	(6,275)
Other	(523)	(96)
Total deferred tax liabilities	(14,438)	(14,743)
Net deferred tax asset	$27,535	$21,565

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our state net operating loss carryforwards begin to expire starting with fiscal year 2028. Realization of our deferred tax asset ultimately depends on the existence of sufficient taxable income, which may include future taxable income and tax planning strategies. Based on the weight of available evidence at January 31, 2019, we believe that it is more likely than not that we will generate sufficient taxable income to utilize our entire deferred tax asset prior to its expiration.
Provision for income taxes consisted of the following:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Current:
Federal	$29,919	$(25,891)	$(11,251)
State	2,308	1,184	3,519
Total current	32,227	(24,707)	(7,732)
Deferred:
Federal	(9,419)	49,536	(1,435)
State	121	342	212
Total deferred	(9,298)	49,878	(1,223)
Provision (benefit) for income taxes	$22,929	$25,171	$(8,955)
A reconciliation of the provision (benefit) for income taxes at the U.S. federal statutory tax rate and the total tax provision (benefit) for each of the periods presented in the statements of operations follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Income tax provision (benefit) at U.S. federal statutory rate (1)	$20,323	$10,696	$(12,081)
State income taxes, net of federal benefit	2,068	1,910	2,363
Tax Act and other deferred tax adjustments	—	13,387	771
Provision to return adjustments	—	(1,142)	—
Employee benefits	1,096	—	—
Other	(558)	320	(8)
Provision (benefit) for income taxes	$22,929	$25,171	$(8,955)
(1)As a result of the Tax Act, the Company recorded a $0.3 million current income tax benefit in the fourth quarter of fiscal year 2018 as a result of using a 33.81% blended statutory rate for fiscal year 2018 instead of the prior statutory rate of 35%.
Federal tax returns for fiscal years subsequent to January 31, 2015, remain subject to examination. Generally, state tax returns for fiscal years subsequent to January 31, 2015 remain subject to examination.
On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”), the Tax Act was signed into law. Upon enactment, the Company recognized a provisional and one-time deferred tax expense of $13.4 million due to the remeasurement of its deferred tax assets and liabilities based on the reduction of the statutory rate to 21%. During the current fiscal year, the Company completed its analysis of the impact of the Tax Act and determined that no material adjustment was needed to the provisional amount.

Changes in the balance of unrecognized tax benefits, including interest and penalties on uncertain tax positions, were as follows:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Balance at February 1	$—	$—	$—
Increases related to prior year tax positions	(12,084)	—	—
Decreases related to prior year tax positions	459	—	—
Balance at January 31	$(11,625)	$—	$—

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2019, there are $3.5 million of unrecognized tax benefits that if recognized would favorably affect the Company’s annual effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the year ended January 31, 2019, the Company recognized interest and penalties of approximately $0.1 million, which is the same amount it has accrued as of January 31, 2019.

8.	Leases
For the years ended January 31, 2019, 2018 and 2017, total rent expense was $52.7 million, $51.4 million and $50.9 million, respectively.
As of January 31, 2019, our future minimum lease payments are as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending January 31,
2020	$68,678	$1,040
2021	71,462	724
2022	69,802	723
2023	67,935	470
2024	62,721	639
Thereafter	172,827	3,703
Total	$513,425	7,299
Less - interest on capital lease obligations		(2,224)
Total principal payable on capital lease obligations		5,075
Less - current maturities		(744)
Long-term capital lease obligations		$4,331

9.	Stock-Based Compensation
On May 25, 2016, our stockholders approved the Conn’s, Inc. 2016 Omnibus Incentive Plan (“2016 Plan”), which replaced our 2011 Omnibus Incentive Plan (“2011 Plan”) and our Amended and Restated 2003 Incentive Stock Option Plan (“2003 Plan”). The 2016 Plan, as originally adopted, provided for 1,200,000 shares of Company common stock available for issuance. Shares subject to an award under the 2016 Plan, the 2011 Plan or the 2003 Plan that lapse, expire, are forfeited or terminated, or are settled in cash will again become available for future grant under the 2016 Plan. Shares will not become available for future grant under the 2016 Plan if delivered or withheld to pay withholding taxes or the exercise price of an option or repurchased on the open market with the proceeds of an option exercise. On May 31, 2017, our shareholders approved an amendment to the 2016 Plan authorizing an additional 1,400,000 shares of Company common stock for awards.
Our 2016 Plan is an equity-based compensation plan that allows for the grant of a variety of awards, including stock options, restricted stock awards, RSUs, PSUs, stock appreciation rights and performance and cash awards. Awards are generally granted once per year, with the amount and type of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). Stock options and RSUs are subject to early termination provisions but generally vest over periods of one to five years from the date of grant. Stock options under the various plans are issued with exercise prices equal to the market value on the date of the grant and, typically, expire ten years after the date of grant.
In the event of a change in control of the Company, as defined in the 2016 Plan, the Board of Directors of the Company (“Board of Directors”) may cause some or all outstanding awards to fully or partially vest, either upon the change in control or upon a subsequent termination of employment or service, and may provide that any applicable performance criteria be deemed satisfied at the target or any other level. The Board of Directors may also cause outstanding awards to terminate in exchange for a cash or stock payment or to be substituted or assumed by the surviving corporation.
We also continue to maintain the 2003 Non-Employee Director Stock Option Plan and 2011 Non-Employee Director Restricted Stock Plan.
As of January 31, 2019, shares authorized for future issuance were: 670,125 under the 2016 Plan; 120,000 under the 2003 Non-Employee Director Stock Option Plan; and 82,388 under the 2011 Non-Employee Director Restricted Stock Plan.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense. Total stock-based compensation expense, recognized primarily in SG&A, from stock-based compensation consisted of the following:

	Year Ended January 31,
(in thousands)	2019	2018	2017
Stock options	$3,414	$236	$173
RSUs	8,540	7,622	4,282
Employee stock purchase plan	263	220	329
Accelerated RSU expense charged to severance	—	602	217
	$12,217	$8,680	$5,001
During the years ended January 31, 2019, 2018, and 2017, we recognized tax benefits related to stock-based compensation of $1.7 million, $1.7 million and $1.6 million, respectively. As of January 31, 2019, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $23.9 million and is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of RSUs and stock options vested during fiscal years 2019, 2018 and 2017 was $12.6 million, $6.0 million and $1.9 million, respectively, based on the market price at the vesting date.
Stock Options. During fiscal year 2019, 620,166 stock options were awarded with an exercise price of $32.35 per share. The stock options awarded vest in equal installments three and four years from the date of grant and expire ten years from the date of grant. The fair values of the stock options at grant date ranged from $20.00 to $21.67 per share. The fair values of the stock option awards were determined using the Black-Scholes option pricing model. The weighted-average assumptions for the option awards granted in fiscal year 2019 included expected volatility of 68%, an expected term of six to seven years and risk-free interest rate of 2.69%. No dividend yield was included in the weighted-average assumptions for the option awards granted in fiscal year 2019. No stock options were awarded during fiscal year 2018. During fiscal year 2017, 100,000 stock options were awarded with a range of exercise prices between $12.65 and $25.30 per share. The stock options awarded vest in equal installments over a four-year period and expire 10 years from the date of grant. The fair values of the stock options at grant date ranged from $8.97 to $10.03. The fair values of the stock option awards were determined using the Black-Scholes option pricing model. The weighted-average assumptions for the option awards granted in fiscal year 2017 included expected volatility of 75.1%, an expected term of ten years and risk-free interest rate of 2.46%. No dividend yield was included in the weighted-average assumptions for the option awards granted in fiscal year 2017.
The following table summarizes the activity for outstanding stock options:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding, January 31, 2018	189,485	$14.39
Granted	620,166	$32.35
Exercised	(32,620)	$12.23
Forfeited and expired	(4,300)	$5.46
Outstanding, January 31, 2019	772,731	$28.94	8.4 years
Vested and expected to vest, January 31, 2019	772,731	$28.94	8.4 years
Exercisable, January 31, 2019	102,564	$13.21	4.4 years
During the years ended January 31, 2019, 2018 and 2017, the total intrinsic value of stock options exercised was $0.4 million, $2.3 million and $1.0 million, respectively. The aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable at January 31, 2019 was approximately $1.0 million. The total fair value of common stock options vested during fiscal years 2019, 2018 and 2017 was $0.5 million, $0.9 million and $0.3 million, respectively, based on the market price at the vesting date.
Restricted Stock Units. The restricted stock program consists of a combination of performance-based RSUs and time-based RSUs. The number of performance-based RSUs issued under the program is dependent upon a measurement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for the period identified in the grant, which is three years. In the event EBITDA exceeds the respective predefined target, shares for up to a maximum of 150% of the target award may be granted. In

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the event the EBITDA falls below the respective predefined target, a reduced number of shares may be granted. If the EBITDA falls below the respective threshold performance level, no shares will be granted. The performance-based RSUs vest on predetermined schedules, which occur over three years. The time-based RSUs vest on a straight-line basis over their term, which is generally three to five years.
The following table summarizes the activity for RSUs:

	Time-Based RSUs		Performance-Based RSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Total Number of Units
Balance, January 31, 2018	1,222,009	$15.52	615,174	$11.78	1,837,183
Granted	272,973	$27.90	—	$—	272,973
Vested and converted to common stock	(390,478)	$15.62	—	$—	(390,478)
Forfeited	(220,229)	$17.83	(148,174)	$12.26	(368,403)
Balance, January 31, 2019	884,275	$18.73	467,000	$11.66	1,351,275

The total fair value of restricted shares vested during fiscal years 2019, 2018 and 2017 was $12.1 million, $5.1 million, and $1.6 million, respectively, based on the market price at the vesting date. The total fair value of restricted shares granted during fiscal years 2019, 2018 and 2017 was $7.6 million, $17.2 million and $8.2 million, respectively.
Employee Stock Purchase Plan. Our Employee Stock Purchase Plan is available to our employees, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2019, 2018 and 2017, we issued 34,922, 57,937 and 100,758 shares of common stock, respectively, to employees participating in the plan, leaving 771,722 shares remaining reserved for future issuance under the plan as of January 31, 2019.

10.	Significant Vendors
As shown in the table below, a significant portion of our merchandise purchases were made from six vendors:

	Year Ended January 31,
	2019	2018	2017
Vendor A	25.3%	27.6%	26.5%
Vendor B	16.1	14.8	17.6
Vendor C	7.0	6.5	5.8
Vendor D	6.7	5.3	5.4
Vendor E	5.2	4.1	4.0
Vendor F	5.0	3.8	3.7
	65.3%	62.1%	63.0%
The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.

11.	Defined Contribution Plan
We have established a defined contribution 401(k) plan for eligible employees. Prior to January 1, 2018, employees could contribute up to 20% of their eligible pretax compensation to the plan and we matched 100% of the first 3% of the employees’ contributions. Effective January 1, 2018, employees may contribute up to 50% of their eligible pretax compensation to the plan and we match 100% of the first 3% of the employees’ contributions and an additional 50% of the next 2% of the employees’ contributions. At our option, we may make supplemental contributions to the plan, but have not made such supplemental contributions in the past three years. The matching contributions made by us totaled $1.4 million, $1.1 million and $1.1 million during the years ended January 31, 2019, 2018 and 2017, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Contingencies
Securities Litigation. We and two of our former executive officers were defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Southern District of Texas (the “Court”), captioned In re Conn’s Inc. Securities Litigation, Cause No. 14-CV-00548 (the “Consolidated Securities Action”). The plaintiffs in the Consolidated Securities Action alleged that the defendants made false and misleading statements or failed to disclose material adverse facts about our business, operations, and prospects. They alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought to certify a class of all persons and entities that purchased or otherwise acquired Conn’s common stock or call options, or sold or wrote Conn’s put options between April 3, 2013 and December 9, 2014.
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
The Court held a final settlement approval hearing on October 11, 2018 and that same day the Court signed its Final Order and Judgment approving the terms of the settlement of the Consolidated Securities Action. The United States Fifth Circuit Court of Appeals dismissed the appeal on November 15, 2018. All claims of class members who did not opt out of the Consolidated Securities Action were settled and dismissed. MicroCapital Fund, LP, MicroCapital Fund Ltd, and MicroCapital LLC (collectively “MicroCapital”) provided notice that they were opting out of the class action.
On April 2, 2018, MicroCapital filed a lawsuit (the “MicroCapital Lawsuit”) against us and certain of our former executive officers in the Court, Cause No. 4:18-CV-01020 (the “MicroCapital Action”).  The plaintiffs in this action allege that the defendants made false and misleading statements or failed to disclose material facts about our credit and underwriting practices, accounting and internal controls.  Plaintiffs allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Texas and Connecticut common law fraud, and Texas common law negligent misrepresentation against all defendants; as well as section 20A of the Securities Exchange Act of 1934; and Connecticut common law negligent misrepresentation against certain defendants arising from plaintiffs’ purchase of Conn’s, Inc. securities between April 3, 2013 and February 20, 2014.  The complaint does not specify the amount of damages sought.
On November 6, 2018, defendants filed a motion to dismiss plaintiff’s complaint and briefs were filed with the Court on or about January 16, 2019. The Court’s ruling is pending.
We intend to vigorously defend our interests in the MicroCapital Action. It is not possible at this time to predict the timing or outcome of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a derivative shareholder lawsuit against us and certain of our current and former directors and former executive officers in the Court, captioned as Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe (former executive officer) and Conn’s, Inc., Case No. 4:14-cv-03442 (the “Original Derivative Action”). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. Setting forth substantially similar claims against the same defendants, on February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521, was filed in the Court, which has been consolidated with the Original Derivative Action.
The Court previously approved a stipulation among the parties to stay the action pending resolution of the Consolidated Securities Action. The stay was lifted on November 1, 2018, and the defendants filed a motion to dismiss plaintiff’s complaint. Briefs were filed with the Court on or about December 3, 2018. The Court’s ruling is pending.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. We received a copy of the proposed amended petition on October 12, 2018, but the amended proposed petition has not yet been filed. The parties jointly requested a stay on this case pending the Original Derivative Action. This case remains stayed until at least April 31, 2019.
Prior to filing a lawsuit, an alleged shareholder, Robert J. Casey II (“Casey”), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as Casey, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn’s, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. No further activity has occurred in this case since the Final Order and Judgment was entered in the Consolidated Securities Action.
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
Regulatory Matters. We are continuing to cooperate with the Securities and Exchange Commission’s (“SEC”) investigation of our underwriting policies and bad debt provisions, which began in November 2014.  The investigation is a non-public, fact-finding inquiry, and the SEC has stated that the investigation does not mean that any violations of law have occurred.
TF LoanCo. In April 2014, Conn’s entered into an agreement with TFL to sell Conn’s charged-off accounts. In August 2014, Conn’s sued TFL for breach of contract in the U.S. District Court (“Court”). TFL filed counterclaims. In October 2016, the Court issued a decision in favor of Conn’s on all claims against TFL. TFL appealed the Court’s decision. On September 10, 2018, the U.S. Court of Appeals for the Fifth Circuit unanimously reversed the Court’s decision and entered a judgment (the “TFL Judgment”) in favor of TFL which required Conn’s to pay approximately $4.8 million, which includes the purchase price, statutory pre-judgment interest and attorney’s fees to TFL. The TFL Judgment was recognized as a charge during the three months ended October 31, 2018.
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
From time to time, we securitize customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. Under the terms of the respective securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. We retain the servicing of the securitized portfolio and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables, and we currently hold all of the residual equity. In addition, we, rather than the VIEs, will retain certain credit insurance income together with certain recoveries related to credit insurance and RSAs on charge-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIEs.
We consolidate VIEs when we determine that we are the primary beneficiary of these VIEs, we have the power to direct the activities that most significantly impact the performance of the VIEs and our obligation to absorb losses and the right to receive residual returns are significant.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	January 31, 2019	January 31, 2018
Assets:
Restricted cash	$57,475	$85,322
Due from Conn’s, Inc., net	5,504	15,212
Customer accounts receivable:
Customer accounts receivable	538,826	987,418
Restructured accounts	135,834	97,967
Allowance for uncollectible accounts	(106,327)	(143,115)
Allowance for no-interest option credit programs	(8,047)	(18,228)
Deferred fees and origination costs	(5,321)	(9,332)
Total customer accounts receivable, net	554,965	914,710
Total assets	$617,944	$1,015,244
Liabilities:
Accrued expenses	$3,939	$6,723
Other liabilities	5,513	10,639
Short-term debt:
Warehouse Notes	53,635	—

Long-term debt:
2016-B Class B Notes	—	73,589
2017-A Class A Notes	—	59,794
2017-A Class B Notes	—	106,270
2017-A Class C Notes	—	50,340
2017-B Class A Notes	—	292,663
2017-B Class B Notes	98,297	132,180
2017-B Class C Notes	78,640	78,640
2018-A Class A Notes	105,971	—
2018-A Class B Notes	63,908	—
2018-A Class C Notes	63,908	—
	410,724	793,476
Less deferred debt issuance costs	(2,731)	(5,497)
Total debt	461,628	787,979
Total liabilities	$471,080	$805,341
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We evaluate a segment’s performance based upon operating income before taxes. SG&A includes the direct expenses of the retail and credit operations, allocated overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is calculated using an annual rate of 2.5% times the average portfolio balance for each applicable period.
As of January 31, 2019, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Year Ended January 31, 2019
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$382,975	$—	$382,975
Home appliance	332,609	—	332,609
Consumer electronics	262,088	—	262,088
Home office	86,260	—	86,260
Other	14,703	—	14,703
Product sales	1,078,635	—	1,078,635
Repair service agreement commissions	101,928	—	101,928
Service revenues	14,111	—	14,111
Total net sales	1,194,674	—	1,194,674
Finance charges and other revenues	447	354,692	355,139
Total revenues	1,195,121	354,692	1,549,813
Costs and expenses:
Cost of goods sold	702,135	—	702,135
Selling, general and administrative expense (1)	328,628	151,933	480,561
Provision for bad debts	1,009	197,073	198,082
Charges and credits	2,980	4,800	7,780
Total costs and expenses	1,034,752	353,806	1,388,558
Operating income	160,369	886	161,255
Interest expense	—	62,704	62,704
Loss on extinguishment of debt	—	1,773	1,773
Income (loss) before income taxes	$160,369	$(63,591)	$96,778
Additional Disclosures:
Property and equipment additions	$36,110	$1,384	$37,494
Depreciation expense	$30,739	$845	$31,584
	January 31, 2019
(in thousands)	Retail	Credit	Total
Total assets	$405,542	$1,479,365	$1,884,907

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2018
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$393,853	$—	$393,853
Home appliance	337,538	—	337,538
Consumer electronics	248,727	—	248,727
Home office	80,330	—	80,330
Other	17,426	—	17,426
Product sales	1,077,874	—	1,077,874
Repair service agreement commissions	100,383	—	100,383
Service revenues	13,710	—	13,710
Total net sales	1,191,967	—	1,191,967
Finance charges and other revenues	341	323,723	324,064
Total revenues	1,192,308	323,723	1,516,031
Costs and expenses:
Cost of goods sold	720,344	—	720,344
Selling, general and administrative expense (1)	316,325	134,088	450,413
Provision for bad debts	829	216,046	216,875
Charges and credits	13,331	—	13,331
Total costs and expenses	1,050,829	350,134	1,400,963
Operating income (loss)	141,479	(26,411)	115,068
Interest expense	—	80,160	80,160
Loss on extinguishment of debt	—	3,274	3,274
Income (loss) before income taxes	$141,479	$(109,845)	$31,634
Additional Disclosures:
Property and equipment additions	$21,285	$42	$21,327
Depreciation expense	$30,065	$741	$30,806
	January 31, 2018
(in thousands)	Retail	Credit	Total
Total assets	$344,327	$1,556,472	$1,900,799

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2017
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$421,055	$—	$421,055
Home appliance	358,771	—	358,771
Consumer electronics	293,685	—	293,685
Home office	92,404	—	92,404
Other	20,282	—	20,282
Product sales	1,186,197	—	1,186,197
Repair service agreement commissions	113,615	—	113,615
Service revenues	14,659	—	14,659
Total net sales	1,314,471	—	1,314,471
Finance charges and other revenues	1,569	280,808	282,377
Total revenues	1,316,040	280,808	1,596,848
Costs and expenses:
Cost of goods sold	823,082	—	823,082
Selling, general and administrative expense (1)	326,078	134,818	460,896
Provision for bad debts	990	241,304	242,294
Charges and credits	6,478	—	6,478
Total costs and expenses	1,156,628	376,122	1,532,750
Operating income (loss)	159,412	(95,314)	64,098
Interest expense	—	98,615	98,615
Income (loss) before income taxes	$159,412	$(193,929)	$(34,517)
Additional Disclosures:
Property and equipment additions	$43,460	$182	$43,642
Depreciation expense	$28,063	$783	$28,846
	January 31, 2017
(in thousands)	Retail	Credit	Total
Total assets	$332,611	$1,608,523	$1,941,134

(1)
For the years ended January 31, 2019, 2018 and 2017, the amount of overhead allocated to each segment reflected in SG&A was $36.4 million, $27.6 million and $24.5 million, respectively. For the years ended January 31, 2019, 2018 and 2017, the amount of reimbursement made to the retail segment by the credit segment was $38.1 million, $37.4 million and $38.8 million, respectively.

15.	Guarantor Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn’s, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of January 31, 2019 and 2018, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following financial information presents the Consolidated Balance Sheet, Statement of Operations, and Statement of Cash Flows for Conn’s, Inc. (the issuer of the Senior Notes), the Guarantors, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and operations. The consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),
(ii) Guarantors,

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) Non-Guarantor Subsidiaries, and
(iv) the parent company and the subsidiaries on a consolidated basis at January 31, 2019 and 2018 (after the elimination of intercompany balances and transactions).
Consolidated Balance Sheets as of January 31, 2019

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,912	$—	$—	$5,912
Restricted cash	—	1,550	57,475	—	59,025
Customer accounts receivable, net of allowances	—	328,705	324,064	—	652,769
Other accounts receivable	—	67,078	—	—	67,078
Inventories	—	220,034	—	—	220,034
Other current assets	—	12,344	5,504	(8,272)	9,576
Total current assets	—	635,623	387,043	(8,272)	1,014,394
Investment in and advances to subsidiaries	815,524	146,864	—	(962,388)	—
Long-term portion of customer accounts receivable, net of allowance	—	455,443	230,901	—	686,344
Property and equipment, net	—	148,983	—	—	148,983
Deferred income taxes	27,535	—	—	—	27,535
Other assets	—	7,651	—	—	7,651
Total assets	$843,059	$1,394,564	$617,944	$(970,660)	$1,884,907
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and capital lease obligations	$—	$474	$53,635	$—	$54,109
Accounts payable	—	71,118	—	—	71,118
Accrued expenses	686	88,478	3,939	(2,768)	90,335
Other current liabilities	—	24,918	2,592	(5,504)	22,006
Total current liabilities	686	184,988	60,166	(8,272)	237,568
Deferred rent	—	93,127	—	—	93,127
Long-term debt and capital lease obligations	222,398	270,831	407,993	—	901,222
Other long-term liabilities	—	30,094	2,921	—	33,015
Total liabilities	223,084	579,040	471,080	(8,272)	1,264,932
Total stockholders’ equity	619,975	815,524	146,864	(962,388)	619,975
Total liabilities and stockholders’ equity	$843,059	$1,394,564	$617,944	$(970,660)	$1,884,907
Deferred income taxes related to tax attributes of the Guarantors and Non-Guarantor Subsidiaries are reflected under Conn’s, Inc.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations for the year ended January 31, 2019

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,194,674	$—	$—	$1,194,674
Finance charges and other revenues	—	193,583	161,556	—	355,139
Servicing fee revenue	—	40,947	—	(40,947)	—
Total revenues	—	1,429,204	161,556	(40,947)	1,549,813
Costs and expenses:
Cost of goods sold	—	702,135	—	—	702,135
Selling, general and administrative expense	—	479,995	41,513	(40,947)	480,561
Provision for bad debts	—	68,056	130,026	—	198,082
Charges and credits	—	7,780	—	—	7,780
Total costs and expenses	—	1,257,966	171,539	(40,947)	1,388,558
Operating income (loss)	—	171,238	(9,983)	—	161,255
Interest expense	17,782	12,498	32,424	—	62,704
Loss on extinguishment of debt	—	142	1,631	—	1,773
Income (loss) before income taxes	(17,782)	158,598	(44,038)	—	96,778
Provision (benefit) for income taxes	(4,213)	37,577	(10,435)	—	22,929
Net income (loss)	(13,569)	121,021	(33,603)	—	73,849
Income (loss) from consolidated subsidiaries	87,418	(33,603)	—	(53,815)	—
Consolidated net income (loss)	$73,849	$87,418	$(33,603)	$(53,815)	$73,849

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows for the year ended January 31, 2019

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,237)	$18,201	$134,837	$—	$151,801
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(525,846)	525,846	—
Sale of customer accounts receivables	—	—	525,846	(525,846)	—
Purchase of property and equipment	—	(32,814)	—	—	(32,814)
Net cash provided by (used in) investing activities	—	(32,814)	—	—	(32,814)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	358,300	—	358,300
Payments on asset-backed notes	—	(169,443)	(570,432)	—	(739,875)
Borrowings from Revolving Credit Facility	—	1,836,822	—	—	1,836,822
Payments on Revolving Credit Facility	—	(1,647,322)	—	—	(1,647,322)
Borrowings from warehouse facility	—	—	173,286	—	173,286
Payments of debt issuance costs and amendment fees	—	(3,230)	(4,188)	—	(7,418)
Payments on warehouse facility	—	—	(119,650)	—	(119,650)
Proceeds from stock issued under employee benefit plans	1,237	—	—	—	1,237
Tax payments associated with equity-based compensation transactions	—	(3,342)	—	—	(3,342)
Payments from extinguishment of debt	—	(1,178)	—	—	(1,178)
Other	—	(1,068)	—	—	(1,068)
Net cash provided by (used in) financing activities	1,237	11,239	(162,684)	—	(150,208)
Net change in cash, cash equivalents and restricted cash	—	(3,374)	(27,847)	—	(31,221)
Cash, cash equivalents and restricted cash, beginning of period	—	10,836	85,322	—	96,158
Cash, cash equivalents and restricted cash, end of period	$—	$7,462	$57,475	$—	$64,937

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of January 31, 2018

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,286	$—	$—	$9,286
Restricted cash	—	1,550	85,322	—	86,872
Customer accounts receivable, net of allowances	—	177,117	459,708	—	636,825
Other accounts receivable	—	71,186	—	—	71,186
Inventories	—	211,894	—	—	211,894
Other current assets	—	68,621	15,212	(19,879)	63,954
Total current assets	—	539,654	560,242	(19,879)	1,080,017
Investment in and advances to subsidiaries	735,272	209,903	—	(945,175)	—
Long-term portion of customer accounts receivable, net of allowance	—	195,606	455,002	—	650,608
Property and equipment, net	—	143,152	—	—	143,152
Deferred income taxes	21,565	—	—	—	21,565
Other assets	—	5,457	—	—	5,457
Total assets	$756,837	$1,093,772	$1,015,244	$(965,054)	$1,900,799
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and capital lease obligations	$—	$907	$—	$—	$907
Accounts payable	—	71,617	—	—	71,617
Accrued expenses	686	66,370	6,723	(4,667)	69,112
Other current liabilities	—	32,685	5,002	(15,212)	22,475
Total current liabilities	686	171,579	11,725	(19,879)	164,111
Deferred rent	—	87,003	—	—	87,003
Long-term debt and capital lease obligations	221,083	81,043	787,979	—	1,090,105
Other long-term liabilities	—	18,875	5,637	—	24,512
Total liabilities	221,769	358,500	805,341	(19,879)	1,365,731
Total stockholders’ equity	535,068	735,272	209,903	(945,175)	535,068
Total liabilities and stockholders’ equity	$756,837	$1,093,772	$1,015,244	$(965,054)	$1,900,799

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Operations for the year ended January 31, 2018

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,191,967	$—	$—	$1,191,967
Finance charges and other revenues	—	173,539	150,525	—	324,064
Servicing fee revenue	—	63,372	—	(63,372)	—
Total revenues	—	1,428,878	150,525	(63,372)	1,516,031
Costs and expenses:
Cost of goods sold	—	720,344	—	—	720,344
Selling, general and administrative expense	—	460,698	53,087	(63,372)	450,413
Provision for bad debts	—	42,677	174,198	—	216,875
Charges and credits	—	13,331	—	—	13,331
Total costs and expenses	—	1,237,050	227,285	(63,372)	1,400,963
Operating income (loss)	—	191,828	(76,760)	—	115,068
Interest expense	17,772	15,978	46,410	—	80,160
Loss on extinguishment of debt	—	349	2,925	—	3,274
Income (loss) before income taxes	(17,772)	175,501	(126,095)	—	31,634
Provision (benefit) for income taxes	(14,141)	139,647	(100,335)	—	25,171
Net income (loss)	(3,631)	35,854	(25,760)	—	6,463
Income (loss) from consolidated subsidiaries	10,094	(25,760)	—	15,666	—
Consolidated net income (loss)	$6,463	$10,094	$(25,760)	$15,666	$6,463

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows for the year ended January 31, 2018

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,318)	$(925,182)	$979,022	$—	$50,522
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(1,112,903)	1,112,903	—
Sale of customer accounts receivables	—	1,112,903	—	(1,112,903)	—
Purchase of property and equipment	—	(16,918)	—	—	(16,918)
Net cash provided by (used in) investing activities	—	1,095,985	(1,112,903)	—	(16,918)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,042,034	—	1,042,034
Payments on asset-backed notes	—	(77,104)	(922,923)	—	(1,000,027)
Borrowings from Revolving Credit Facility	—	1,717,012	—	—	1,717,012
Payments on Revolving Credit Facility	—	(1,817,512)	—	—	(1,817,512)
Payments of debt issuance costs and amendment fees	—	(3,268)	(10,606)	—	(13,874)
Proceeds from stock issued under employee benefit plans	3,318	—	—	—	3,318
Tax payments associated with equity-based compensation transactions	—	(1,182)	—	—	(1,182)
Payments from extinguishment of debt	—	(836)	—	—	(836)
Other	—	(643)	—	—	(643)
Net cash provided by (used in) financing activities	3,318	(183,533)	108,505	—	(71,710)
Net change in cash, cash equivalents and restricted cash	—	(12,730)	(25,376)	—	(38,106)
Cash, cash equivalents and restricted cash, beginning of period	—	23,566	110,698	—	134,264
Cash, cash equivalents and restricted cash, end of period	$—	$10,836	$85,322	$—	$96,158

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Operations for the year ended January 31, 2017.

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,314,471	$—	$—	$1,314,471
Finance charges and other revenues	—	117,028	165,349	—	282,377
Servicing fee revenue	—	60,149	—	(60,149)	—
Total revenues	—	1,491,648	165,349	(60,149)	1,596,848
Costs and expenses:
Cost of goods sold	—	823,082	—	—	823,082
Selling, general and administrative expense	—	460,076	60,969	(60,149)	460,896
Provision for bad debts	—	6,974	235,320	—	242,294
Charges and credits	—	6,478	—	—	6,478
Total costs and expenses	—	1,296,610	296,289	(60,149)	1,532,750
Operating income (loss)	—	195,038	(130,940)	—	64,098
Interest expense	17,708	13,379	67,528	—	98,615
Loss on extinguishment of debt	—	—	—	—	—
Income (loss) before income taxes	(17,708)	181,659	(198,468)	—	(34,517)
Provision (benefit) for income taxes	(4,594)	47,129	(51,490)	—	(8,955)
Net income (loss)	(13,114)	134,530	(146,978)	—	(25,562)
Income (loss) from consolidated subsidiaries	(12,448)	(146,978)	—	159,422	—
Consolidated net income (loss)	$(25,562)	$(12,448)	$(146,978)	$159,422	$(25,562)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows for the year ended January 31, 2017.

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,268)	$(723,018)	$929,457	$—	$205,171
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(923,842)	923,842	—
Sale of customer accounts receivables	—	923,842	—	(923,842)	—
Purchase of property and equipment	—	(46,556)	—	—	(46,556)
Proceeds from sales of property	—	10,806	—	—	10,806
Net cash provided by (used in) investing activities	—	888,092	(923,842)	—	(35,750)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,067,850	—	1,067,850
Payments on asset-backed notes	—	—	(1,032,842)	—	(1,032,842)
Borrowings from Revolving Credit Facility	—	724,697	—	—	724,697
Payments on Revolving Credit Facility	—	(876,404)	—	—	(876,404)
Payments of debt issuance costs and amendment fees	—	(1,215)	(8,501)	—	(9,716)
Proceeds from stock issued under employee benefit plans	1,268	—	—	—	1,268
Tax payments associated with equity-based compensation transactions	—	(40)	—	—	(40)
Other	—	(800)	—	—	(800)
Net cash provided by (used in) financing activities	1,268	(153,762)	26,507	—	(125,987)
Net change in cash, cash equivalents and restricted cash	—	11,312	32,122	—	43,434
Cash, cash equivalents and restricted cash, beginning of period	—	12,254	78,576	—	90,830
Cash, cash equivalents and restricted cash, end of period	$—	$23,566	$110,698	$—	$134,264

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Quarterly Information (Unaudited)
The following tables set forth certain quarterly financial data for the years ended January 31, 2019 and 2018 that have been prepared on a consistent basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair presentation, in all material respects, of the information shown:

(dollars in thousands, except per share amounts)	Fiscal Year 2019
	Quarter Ended
	April 30	July 31	October 31	January 31
Revenues:
Retail Segment	$275,770	$296,411	$284,053	$338,887
Credit Segment	82,617	88,209	89,771	94,095
Total revenues	$358,387	$384,620	$373,824	$432,982
Percent of annual revenues	23.1%	24.8%	24.1%	28.0%
Costs and expenses:
Cost of goods sold	$166,589	$173,627	$166,886	$195,033
Operating income (loss):
Retail Segment	$31,169	$39,238	$35,250	$54,712
Credit Segment	1,595	14	223	(946)
Total operating income	$32,764	$39,252	$35,473	$53,766
Net income	$12,732	$17,011	$14,630	$29,476
Income per share:
Basic (1)	$0.40	$0.54	$0.46	$0.93
Diluted (1)	$0.39	$0.53	$0.45	$0.91

	Fiscal Year 2018
(dollars in thousands, except per share amounts)	Quarter Ended
	April 30	July 31	October 31	January 31
Revenues:
Retail Segment	$279,365	$286,505	$291,903	$334,535
Credit Segment	76,461	80,142	81,269	85,851
Total revenues	$355,826	$366,647	$373,172	$420,386
Percent of annual revenues	23.5%	24.2%	24.6%	27.7%
Costs and expenses:
Cost of goods sold	$171,950	$172,306	$175,591	$200,497
Operating income (loss):
Retail Segment	$32,011	$31,299	$29,586	$48,583
Credit Segment	(11,829)	(2,107)	(8,733)	(3,742)
Total operating income	$20,182	$29,192	$20,853	$44,841
Net income (loss)	$(2,580)	$4,273	$1,569	$3,201
Income (loss) per share
Basic (1)	$(0.08)	$0.14	$0.05	$0.10
Diluted (1)	$(0.08)	$0.14	$0.05	$0.10

(1)	The sum of the quarterly earnings per share amounts may not equal the fiscal year amount due to rounding and use of weighted-average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment and those criteria, management believes that, as of January 31, 2019, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of January 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Conn’s, Inc.
The Woodlands, Texas
March 26, 2019

/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer

/s/ Norman Miller
Norman Miller
Chief Executive Officer and President

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Conn’s, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Conn’s, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and our report dated March 26, 2019 expressed an unqualified opinion thereon.
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
March 26, 2019

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2019 Annual Meeting of Stockholders.

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
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn's, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Second Amended and Restated Bylaws of Conn's, Inc. effective as of November 27, 2018 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2018 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2018)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Indenture, dated as of July 1, 2014, by and among Conn's, Inc., as issuer, the several guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.2.1
First Supplemental Indenture, dated September 10, 2015, by and among Conn's, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.9 to Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

4.2.2
Second Supplemental Indenture, dated October 30, 2015, by and among Conn’s Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

4.2.3
Form of 7.250% Senior Notes due 2022 (incorporated herein by reference to Exhibit A to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.3
Base Indenture, dated as of December 20, 2017, by and between Conn’s Receivables Funding 2017-B, LLC and Wilmington Trust, NA, as Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 26, 2017)

4.3.1
Series 2017-B Supplement to the Base Indenture, dated as of December 20, 2017, by and between Conn’s Receivables Funding 2017-B, LLC and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 26, 2017)

4.4
Base Indenture, dated as of August 15, 2018, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

4.4.1
Series 2018-A Supplement to the Base Indenture, dated as of August 15, 2018, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

* 10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.1.1
Amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

* 10.1.2
Form of Stock Option Agreement under the Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.2 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.2
2011 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) filed the Securities and Exchange Commission on May 26, 2011)

* 10.2.1
Form of Restricted Stock Award Agreement under the 2011 Employee Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

* 10.3
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.3.1
Form of Stock Option Agreement under the 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2.1 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.4
2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.2 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.1
First Amendment to 2011 Non-Employee Director Restricted Stock Plan effective August 27, 2013 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.2
Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.3
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.4
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

*10.4.5
Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.6
Revised Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

* 10.5
2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 (File No. 333-211584) as filed with the Securities and Exchange Commission on May 25, 2016)

*10.5.1
Amended 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A to Conn’s, Inc. Definitive Proxy Statement on Schedule 14A (File No. 001-34956) as filed with the Securities and Exchange Commission on April 17, 2017)

*10.5.2
Form of Restricted Stock Unit Award Agreement (Time-based and Performance-based Vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.3
Form of Restricted Stock Unit Award Agreement (Time-based vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.4
Form of Performance-Based Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.3 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

*10.5.5
Form of Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.4 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

* 10.6
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.7
Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.8
Executive Severance Agreement by and between Norman Miller and Conn’s Inc., dated as of September 7, 2015 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

*10.8.1
Letter Agreement from Conn’s, Inc. to Norman L. Miller, dated as of January 2, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 6, 2017)

*10.9
Offer of employment from Conn’s Inc. to Lee A. Wright, dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.9.1
Executive Severance Agreement by and between Lee A. Wright and Conn’s Inc., dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.10
Offer of employment from Conn’s Inc. to George Bchara, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 14, 2016)

*10.11
Offer of employment from Conn’s Inc. to Coleman Gaines, dated as of January 10, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 13, 2017)

*10.11.1
Executive Agreement by and between Coleman Gaines and Conn’s Inc., dated as of January 10, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 13, 2017)

*10.12
Executive Severance Plan (incorporated herein by reference to Exhibit 10.14 to Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

10.13
Fourth Amended and Restated Loan and Security Agreement, dated May 23, 2018, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on May 24, 2018)

10.14
Omnibus Amendment and Reaffirmation of Existing Ancillary Documents, dated as of October 30, 2015, by and among Conn’s Inc., Conn Appliances, Inc., Conn Credit I, LP, and Conn Credit Corporation, Inc., the guarantors party thereto and Bank of America, N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

10.15
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.16
Note Purchase Agreement, dated April 12, 2017, by and among Conn’s, Inc., Conn’s Receivables Funding 2017-A, LLC, Conn Appliances, Inc., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, MUFG Securities Americas Inc. and JP Morgan Securities LLC, as initial purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.17
First Receivables Purchase Agreement, dated April 19, 2017, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.18
Second Receivables Purchase Agreement, dated April 19, 2017, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2017-A Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.19
Purchase and Sale Agreement, dated April 19, 2017 by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2017-A Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.20
Servicing Agreement dated as of April 19, 2017, among Conn’s Receivables Funding 2017-A, LLC, Conn’s Receivables 2017-A Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.21
Note Purchase Agreement, dated February 24, 2017, as amended and made effective as of August 8, 2017, by and among Conn’s Receivables Warehouse, LLC, Conn Appliances Receivables Funding, LLC, Conn Appliances, Inc., the conduits from time to time party thereto, Credit Suisse AG, Cayman Islands Branch and Credit Suisse AG, New York Branch (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 14, 2017)

10.22
Second Receivables Purchase Agreement, dated February 24, 2017, as amended and made effective as of August 8, 2017, among Conn’s Receivables Warehouse, LLC, Conn Appliances Receivables Funding, LLC, Conn Credit I, L.P., and Conn’s Receivables Warehouse Trust (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 14, 2017)

10.23
Servicing Agreement, dated as of February 24, 2017, as amended and made effective as of August 8, 2017, among Conn’s Receivables Warehouse, LLC, Conn’s Receivables Warehouse Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 14, 2017)

10.24
Note Purchase Agreement, dated December 12, 2017, by and among Conn’s Inc., Conn’s Receivables Funding 2017-B, LLC, Conn Appliances, Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities LLC, MUFG Securities Americas Inc. and Deutsche Bank Securities Inc., as initial purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.25
First Receivables Purchase Agreement, dated December 20, 2017, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.26
Second Receivables Purchase Agreement, dated December 20, 2017, by and between Conn Credit I, L.P. and Conn Appliances Receivables Fund, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.27
Purchase and Sale Agreement, dated December 20, 2017 by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2017-B Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.28
Servicing Agreement dated as of December 20, 2017, among Conn’s Receivables Funding 2017-B, LLC, Conn’s Receivables 2017-B Trust, Conn Appliances, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.29
First Receivables Purchase Agreement, dated August 15, 2018, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.30
Second Receivables Purchase Agreement, dated August 15, 2018, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.31
Purchase and Sale Agreement, dated August 15, 2018, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.32
Servicing Agreement dated as of August 15, 2018, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.33
Third Omnibus Amendment, dated as of February 6, 2018, among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Credit Suisse AG, New York Branch, Conn’s Receivables Warehouse Trust, Conn Appliances Receivables Funding, LLC, Credit Suisse AG, Cayman Islands Branch and Conn Credit I, LP. (incorporated herein by reference to Exhibit 10.1 to Form 8-K/A (File No. 001-34956) as filed with the Securities and Exchange Commission on February 13, 2018)

10.34
Fourth Omnibus Amendment, dated as of July 9, 2018, among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Credit Suisse AG, New York Branch, Conn’s Receivables Warehouse Trust, Conn Appliances Receivables Funding, LLC, Credit Suisse AG, Cayman Islands Branch and Conn Credit I, LP (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 12, 2018).

10.35
Letter Agreement, dated as of June 6, 2018, by and between Conn’s Inc. and Anchorage Capital Group, L.L.C. (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 4, 2018)

21	Subsidiaries of Conn's, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101
The following financial information from our Annual Report on Form 10-K for the annual period ended January 31, 2019, filed with the SEC on March 26, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets as of January 31, 2019 and 2018, (ii) consolidated statements of operations for the fiscal years ended January 31, 2019, 2018 and 2017, (iii) consolidated statements of comprehensive income for the fiscal years ended January 31, 2019, 2018 and 2017, (iv) consolidated statements of stockholders’ equity for the fiscal years ended January 31, 2019, 2018 and 2017, (v) consolidated statements of cash flows for the fiscal years ended January 31, 2019, 2018 and 2017, and (vi) notes to consolidated financial statements

* Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONN’S, INC.
(Registrant)

	By:	/s/ Norman Miller
Date:		Norman Miller
March 26, 2019		Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman Miller
Norman Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 26, 2019

/s/ Lee A. Wright
Lee A. Wright	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2019

/s/ George L. Bchara
George L. Bchara	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2019

/s/ Kelly M. Malson
Kelly M. Malson	Director	March 26, 2019

/s/ Bob L. Martin
Bob L. Martin	Director	March 26, 2019

/s/ William E. Saunders Jr.
William E. Saunders Jr.	Director	March 26, 2019

/s/ Douglas H. Martin
Douglas H. Martin	Director	March 26, 2019

/s/ David Schofman
David Schofman	Director	March 26, 2019

/s/ James Haworth
James Haworth	Director	March 26, 2019

/s/ Oded Shein
Oded Shein	Director	March 26, 2019