Form 10-Q
period 2019-04-30
CONNS INC
filed 2019-05-31
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2019
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from to .
Commission File Number 001-34956
CONN’S, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2445 Technology Forest Blvd., Suite 800, The Woodlands, TX	77381
(Address of principal executive offices)	(Zip Code)
 Registrant’s telephone number, including area code:  (936) 230-5899
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	CONN	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 24, 2019:

Class	Outstanding
Common stock, $0.01 par value per share	31,921,875

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2019

This Quarterly Report on Form 10-Q includes our trademarks such as “Conn’s,” “Conn’s HomePlus,” “YE$ YOU’RE APPROVED,” “YES Money,” “YE$ Money,” “YES Lease,” “YE$ Lease,” “$i Estas Aprobado,” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc. This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.
References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s, Inc. and, as apparent from the context, its consolidated bankruptcy-remote variable-interest entities (“VIEs”), and its wholly-owned subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	April 30, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$9,767	$5,912
Restricted cash (includes VIE balances of $76,443 and $57,475, respectively)	78,043	59,025
Customer accounts receivable, net of allowances (includes VIE balances of $426,229 and $324,064, respectively)	642,385	652,769
Other accounts receivable	57,660	67,078
Inventories	213,102	220,034
Income taxes receivable	3,966	407
Prepaid expenses and other current assets	14,279	9,169
Total current assets	1,019,202	1,014,394
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $375,668 and $230,901, respectively)	652,879	686,344
Property and equipment, net	153,696	148,983
Operating lease right-of-use assets	230,393	—
Deferred income taxes	24,863	27,535
Other assets	9,251	7,651
Total assets	$2,090,284	$1,884,907
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and finance lease obligations (includes VIE balances of $24,485 and $53,635, respectively)	$25,191	$54,109
Accounts payable	57,266	71,118
Accrued compensation and related expenses	13,464	27,052
Accrued expenses	55,422	54,381
Operating lease liability - current	23,958	—
Income taxes payable	1,830	8,902
Deferred revenues and other credits	11,317	22,006
Total current liabilities	188,448	237,568
Deferred rent	—	93,127
Operating lease liability - non current	311,238	—
Long-term debt and finance lease obligations (includes VIE balances of $692,017 and $407,993, respectively)	919,250	901,222
Other long-term liabilities	23,529	33,015
Total liabilities	1,442,465	1,264,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 31,936,526 and 31,788,162 shares issued, respectively)	319	318
Additional paid-in capital	113,359	111,185
Retained earnings	534,141	508,472
Total stockholders’ equity	647,819	619,975
Total liabilities and stockholders’ equity	$2,090,284	$1,884,907
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per share amounts)

	Three Months Ended April 30,
	2019	2018
Revenues:
Product sales	$234,445	$249,314
Repair service agreement commissions	24,024	22,863
Service revenues	3,510	3,579
Total net sales	261,979	275,756
Finance charges and other revenues	91,533	82,631
Total revenues	353,512	358,387
Costs and expenses:
Cost of goods sold	157,228	166,589
Selling, general and administrative expense	117,914	114,878
Provision for bad debts	40,046	44,156
Charges and credits	(695)	—
Total costs and expenses	314,493	325,623
Operating income	39,019	32,764
Interest expense	14,497	16,820
Loss on extinguishment of debt	—	406
Income before income taxes	24,522	15,538
Provision for income taxes	5,013	2,806
Net income	$19,509	$12,732
Income per share:
Basic	$0.61	$0.40
Diluted	$0.60	$0.39
Weighted average common shares outstanding:
Basic	31,882,003	31,540,684
Diluted	32,443,884	32,452,864
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Amount			Total
Balance January 31, 2019	31,788,162	$318	$111,185	$508,472	$619,975
Adoption of ASU 2016-02	—	—	—	6,160	6,160
Exercise of options and vesting of restricted stock, net of withholding tax	136,206	1	(1,241)	—	(1,240)
Issuance of common stock under Employee Stock Purchase Plan	12,158	—	198	—	198
Stock-based compensation	—	—	3,217	—	3,217
Net income	—	—	—	19,509	19,509
Balance April 30, 2019	31,936,526	$319	$113,359	$534,141	$647,819

			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Amount			Total
Balance January 31, 2018	31,435,775	$314	$101,087	$433,667	$535,068
Adoption of ASU 2014-09	—	—	—	957	957
Exercise of options and vesting of restricted stock, net of withholding tax	143,021	2	(1,850)	—	(1,848)
Issuance of common stock under Employee Stock Purchase Plan	8,031	—	226	—	226
Stock-based compensation	—	—	2,520	—	2,520
Net income	—	—	—	12,732	12,732
Balance April 30, 2018	31,586,827	$316	$101,983	$447,356	$549,655
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net income	$19,509	$12,732
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	8,852	7,660
Amortization of right-of-use asset	6,739	—
Amortization of debt issuance costs	1,773	3,292
Provision for bad debts and uncollectible interest	52,330	55,660
Stock-based compensation expense	3,217	2,520
Charges, net of credits, for facility relocations	(695)	—
Deferred income taxes	1,224	(742)
Tenant improvement allowances received from landlords	4,807	2,130
Change in operating assets and liabilities:
Customer accounts receivable	(8,352)	(21,635)
Other accounts receivables	1,500	(883)
Inventories	6,932	21,582
Other assets	(7,164)	15,724
Accounts payable	(13,852)	11,055
Accrued expenses	(11,149)	(9,081)
Operating leases	(4,499)	—
Income taxes	(12,212)	38,556
Deferred rent, revenues and other credits	700	(3,231)
Net cash provided by operating activities	49,660	135,339
Cash flows from investing activities:
Purchases of property and equipment	(13,119)	(6,169)
Net cash used in investing activities	(13,119)	(6,169)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	381,790	—
Payments on asset-backed notes	(95,214)	(232,584)
Borrowings from revolving credit facility	323,138	393,158
Payments on revolving credit facility	(589,638)	(322,608)
Borrowings from warehouse facility	—	52,226
Payments on warehouse facility	(28,951)	(29,905)
Payments of debt issuance costs and amendment fees	(3,442)	(533)
Proceeds from stock issued under employee benefit plans	403	267
Tax payments associated with equity-based compensation transactions	(1,454)	(1,888)
Payment from extinguishment of debt	—	(294)
Other	(300)	(253)
Net cash used in financing activities	(13,668)	(142,414)
Net change in cash, cash equivalents and restricted cash	22,873	(13,244)
Cash, cash equivalents and restricted cash, beginning of period	64,937	96,158
Cash, cash equivalents and restricted cash, end of period	$87,810	$82,914
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$436	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$22,030	$—
Property and equipment purchases not yet paid	$5,594	$1,759
Supplemental cash flow data:
Cash interest paid	$8,605	$8,838
Cash income taxes paid, net	$15,999	$35,007
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
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
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Conn’s, Inc. and its wholly-owned subsidiaries, including its Variable Interest Entities (“VIEs”), have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practice for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 31, 2019 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (the “2019 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 26, 2019.
Fiscal Year. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Principles of Consolidation. The Condensed Consolidated Financial Statements include the accounts of Conn’s, Inc. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Variable Interest Entities. VIEs are consolidated if the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has (i) the power to direct the activities that most significantly impact the performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
We securitize customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. We retain the servicing of the securitized portfolio and have a variable interest in each corresponding VIE by holding the residual equity. We have determined that we are the primary beneficiary of each respective VIE because (i) our servicing responsibilities for the securitized portfolio give us the power to direct the activities that most significantly impact the performance of the VIE and (ii) our variable interest in the VIE gives us the obligation to absorb losses and the right to receive residual returns that potentially could be significant. As a result, we consolidate the respective VIEs within our Condensed Consolidated Financial Statements.
Refer to Note 4, Debt and Financing Lease Obligations, and Note 7, Variable Interest Entities, for additional information.
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
Cash and Cash Equivalents. As of April 30, 2019 and January 31, 2019, cash and cash equivalents included cash, credit card deposits in transit, and highly liquid debt instruments purchased with a maturity date of three months or less. Credit card deposits in transit included in cash and cash equivalents were $2.5 million and $2.5 million as of April 30, 2019 and January 31, 2019, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of April 30, 2019 and January 31, 2019 includes $63.7 million and $45.3 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $12.7 million and $12.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At April 30, 2019 and January 31, 2019, there was $11.6 million and $11.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the balance of the loan. At April 30, 2019 and January 31, 2019, the carrying value of customer accounts receivable in non-accrual status was $13.5 million and $13.9 million, respectively. At April 30, 2019 and January 31, 2019, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $99.0 million and $106.5 million, respectively. At April 30, 2019 and January 31, 2019, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $11.8 million and $12.0 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Qualitative adjustments are made to the allowance for bad debts when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. These qualitative considerations are based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in concentrations of credit, and other internal or external factor changes. We utilize an economic qualitative adjustment based on changes in unemployment rates if current unemployment rates in our markets are worse than they were on average over the last 24 months.  We also qualitatively limit the impact of changes in first payment default rates and changes in delinquency when those changes result in a decrease to the allowance for bad debts based on a measure of the dispersion of historical charge-off rates. At April 30, 2019, we made a qualitative adjustment related to changes in the nature of the portfolio.
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
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 4, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $5.7 million and $6.1 million as of April 30, 2019 and January 31, 2019, respectively.
Income Taxes. For the three months ended April 30, 2019 and 2018, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2020 and 2019 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the three months ended April 30, 2019 and 2018, the effective tax rate was 20.4% and 18.1%, respectively. The primary factor affecting the increase in our effective tax rate for the three months ended April 30, 2019 was a decrease in deductible compensation expense compared to the prior year period.
Stock-based Compensation. Stock-based compensation expense is recorded, net of estimated forfeitures, for share-based compensation awards over the requisite service period using the straight-line method. An adjustment is made to compensation cost for any difference between the estimated forfeitures and the actual forfeitures related to the awards. For equity-classified share-based compensation awards, expense is recognized based on the grant-date fair value. For stock option grants, we use the Black-Scholes model to determine fair value. For grants of restricted stock units (“RSUs”), the fair value of the grant is the market value of our stock at the date of issuance. For grants of performance-based restricted stock units, the fair value of the grant is the market value of our stock at the date of issuance adjusted for a market condition, a performance condition and a service condition.
The following table sets forth the RSUs and stock options granted during the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
	2019	2018
RSUs (1)	3,429	80,411
Stock Options (2)	—	620,166
Total stock awards granted	3,429	700,577
Aggregate grant date fair value (in thousands)	$71	$15,511
(1) The majority of RSUs issued during the three months ended April 30, 2019 and 2018 are scheduled to vest ratably over periods of three to four years from the date of grant.
(2) The weighted-average assumptions for the option awards granted during the three months ended April 30, 2018 included expected volatility of 68.0%, an expected term of 6.5 years and risk-free interest rate of 2.67%. No dividend yield was included in the weighted-average assumptions for the option awards granted during the three months ended April 30, 2018.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended April 30, 2019 and 2018, stock-based compensation expense was $3.2 million and $2.5 million, respectively. No performance stock awards (“PSUs”) were issued during the three months ended April 30, 2019 and 2018.
Earnings per Share. Basic earnings per share for a particular period is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effects of any stock options, RSUs and PSUs, which are calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended April 30,
	2019	2018
Weighted-average common shares outstanding - Basic	31,882,003	31,540,684
Dilutive effect of stock options, PSUs and RSUs	561,881	912,180
Weighted-average common shares outstanding - Diluted	32,443,884	32,452,864
For the three months ended April 30, 2019 and 2018, the weighted-average number of stock options and RSUs not included in the calculation due to their anti-dilutive effect, was 859,970 and 305,313, respectively.
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At April 30, 2019, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $229.7 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At April 30, 2019, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the three months ended April 30, 2019, we recognized $1.0 million of revenue for customer deposits deferred as of the beginning of the period. During the three months ended April 30, 2019, we recognized $1.2 million of revenue for RSA administrative fees deferred as of January 31, 2019.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Adopted. In February 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for most leases. Effective February 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach. For most leases, a liability was recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we recognize a single lease cost on a straight line basis. Other leases are required to be accounted for as financing arrangements similar to how we previously accounted for capital leases. Upon adoption we elected a package of practical expedients permitted under the transition guidance within the new standard. The practical expedients adopted allowed us to carry forward the historical lease classification, allowed us to not separate and allocate the consideration paid between lease and non-lease components included within a contract and allowed us to carry forward our accounting treatment for land easements on existing agreements. We also adopted an optional transition method finalized by the FASB in July 2018 that waives the requirement to apply this ASU in the comparative periods presented within the financial statements in the year of adoption. Therefore, results for reporting periods beginning after February 1, 2019 are presented under ASC Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies under ASC Topic 840.
Additionally, we have elected the short-term policy election for the Company for any lease that, at the commencement date, has a lease term of twelve months or less. We will not recognize a lease liability or right-of-use asset on the balance sheet for any of our short-term leases. Rather, the short-term lease payments will be recognized as an expense on a straight-line basis over the lease term. The current period short-term lease expense reasonably reflects our short-term lease commitments.
The cumulative effect of the changes made to the Company’s Condensed Consolidated Balance Sheet as a result of the adoption of ASC 842 were as follows (in thousands):

	Impact of Adoption of ASC 842
(in thousands)	Balance at January 31, 2019	Adjustments due to ASC 842	Balance at February 1, 2019
Assets
Current Assets (1)	$1,014,394	$(2,983)	$1,011,411
Operating lease right-of-use assets (2)	—	227,421	227,421
Deferred income taxes (3)	27,535	(1,447)	26,088
Liabilities			—
Current liabilities (4)	237,568	(12,426)	225,142
Operating lease liability - current (5)	—	29,815	29,815
Deferred rent (4)	93,127	(93,127)	—
Operating lease liability - non-current (5)	—	300,170	300,170
Other long-term liabilities (3)	33,015	(7,606)	25,409
Stockholder’s equity (3)	619,975	6,160	626,135

(1)	Reclassification of the $3.0 million January 31, 2019 balance of accounts receivable for tenant improvement allowances to a reduction in the operating lease liability.

(2)
The operating lease right-of-use assets represent the present value of the lease liability offset by the full value of deferred rent and tenant improvement allowances received from the lessor which had not been utilized as of the date of adoption.

(3)
A net cumulative-effect adjustment to increase retained earnings by $6.2 million to recognize the $7.6 million January 31, 2019 balance of deferred gains which resulted from sale and operating leaseback transactions made at off-market terms offset by the $1.4 million impact on our deferred tax asset related to the sale-leaseback transactions.

(4)
Reclassification of the full value of deferred rent and tenant improvement allowances received from lessors, which were previously recorded as liabilities as they had not been utilized as of the date of adoption, to a reduction of the operating lease right-of-use assets.

(5)
The operating lease liability represents the $340.5 million present value of future operating lease obligations as of January 31, 2019, offset by $10.5 million of accounts receivable for tenant improvement allowances.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Yet To Be Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The standard will become effective for us in the first quarter of fiscal year 2021 and early adoption is permitted beginning in the first quarter of fiscal year 2020. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2019-04 requires that the current estimate of recoveries are included in the allowance for credit losses. We have formed a cross-functional working group comprised of individuals from various functional areas including credit, finance, accounting, and information technology. While we are currently evaluating the likely impact the adoption of this ASU will have on our Consolidated Financial Statements, the adoption of ASU 2016-13 is likely to result in a material increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.
2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	April 30, 2019	January 31, 2019
Customer accounts receivable portfolio balance	$1,534,692	$1,589,828
Deferred fees and origination costs, net	(15,897)	(16,579)
Allowance for no-interest option credit programs	(17,004)	(19,257)
Allowance for uncollectible interest	(14,647)	(15,555)
Carrying value of customer accounts receivable	1,487,144	1,538,437
Allowance for bad debts	(191,880)	(199,324)
Carrying value of customer accounts receivable, net of allowance for bad debts	1,295,264	1,339,113
Short-term portion of customer accounts receivable, net	(642,385)	(652,769)
Long-term customer accounts receivable, net	$652,879	$686,344

	Carrying Value
(in thousands)	April 30, 2019	January 31, 2019
Customer accounts receivable 60+ days past due (1)	$128,870	$146,188
Re-aged customer accounts receivable (2)(3)	383,321	395,576
Restructured customer accounts receivable (4)	187,179	183,641

(1)
As of April 30, 2019 and January 31, 2019, the carrying value of customer accounts receivable past due one day or greater was $394.8 million and $420.9 million, respectively. These amounts include the 60+ days past due balances shown above.

(2)	The re-aged carrying value as of April 30, 2019 and January 31, 2019 includes $80.3 million and $92.4 million in carrying value that are both 60+ days past due and re-aged.

(3)
The re-aged carrying value as of April 30, 2019 and January 31, 2019 includes $20.5 million and $26.5 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

(4)	The restructured carrying value as of April 30, 2019 and January 31, 2019 includes $37.4 million and $43.9 million in carrying value that are both 60+ days past due and restructured.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the activity in our allowance for doubtful accounts and uncollectible interest for customer accounts receivable:

	Three Months Ended April 30, 2019			Three Months Ended April 30, 2018
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$147,123	$67,756	$214,879	$148,856	$54,716	$203,572
Provision (1)	35,275	16,925	52,200	38,740	16,660	55,400
Principal charge-offs (2)	(39,723)	(14,809)	(54,532)	(39,775)	(11,144)	(50,919)
Interest charge-offs	(9,099)	(3,392)	(12,491)	(7,360)	(2,062)	(9,422)
Recoveries (2)	4,714	1,757	6,471	4,272	1,197	5,469
Allowance at end of period	$138,290	$68,237	$206,527	$144,733	$59,367	$204,100
Average total customer portfolio balance	$1,368,094	$190,228	$1,558,322	$1,347,373	$159,410	$1,506,783

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include the principal amount collected during the period for previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

3.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended April 30,
(in thousands)	2019	2018
Interest income and fees	$84,017	$76,346
Insurance income	7,314	6,271
Other revenues	202	14
Total finance charges and other revenues	$91,533	$82,631
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
During the three months ended April 30, 2019 and 2018, interest income and fees reflected provisions for uncollectible interest of $12.3 million and $11.5 million, respectively. The amount included in interest income and fees related to TDR accounts for the three months ended April 30, 2019 and 2018 were $8.1 million and $5.8 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	April 30, 2019	January 31, 2019
Revolving Credit Facility	$—	$266,500
Senior Notes	227,000	227,000
2017-B VIE Asset-backed Class B Notes	59,397	98,297
2017-B VIE Asset-backed Class C Notes	78,640	78,640
2018-A VIE Asset-backed Class A Notes	80,444	105,971
2018-A VIE Asset-backed Class B Notes	48,514	63,908
2018-A VIE Asset-backed Class C Notes	48,514	63,908
2019-A VIE Asset-backed Class A Notes	254,530	—
2019-A VIE Asset-backed Class B Notes	64,750	—
2019-A VIE Asset-backed Class C Notes	62,510	—
Warehouse Notes	24,684	53,635
Financing lease obligations	5,213	5,075
Total debt and financing lease obligations	954,196	962,934
Less:
Discount on debt	(1,825)	(1,966)
Deferred debt issuance costs	(7,930)	(5,637)
Current maturities of long-term debt and financing lease obligations	(25,191)	(54,109)
Long-term debt and financing lease obligations	$919,250	$901,222
Senior Notes. On July 1, 2014, we issued $250.0 million of unsecured Senior Notes due July 2022 bearing interest at 7.25% (the “Senior Notes”), pursuant to an indenture dated July 1, 2014 (as amended, the “Indenture”), among Conn’s, Inc., its subsidiary guarantors (the “Guarantors”) and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%.
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or  Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of April 30, 2019, $238.1 million would have been free from the distribution restriction covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. From time to time, we securitize customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issue asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
Under the terms of the securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of issued notes, and then to us as the holder of non-issued notes, if any, and residual equity. We retain the servicing of the securitized portfolios and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, retain all credit insurance income together with certain recoveries related to credit insurance and RSAs on charge-offs of the securitized receivables, which are reflected as a reduction to net charge-offs on a consolidated basis.
The asset-backed notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act of 1933, as amended. If an event of default were to occur under the indenture that governs the respective asset-backed notes, the payment of the outstanding amounts may be accelerated, in which event the cash proceeds

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The asset-backed notes outstanding as of April 30, 2019 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class B Notes	$132,180	$131,281	$59,397	12/20/2017	4/15/2021	4.52%	5.31%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.37%
2018-A Class A Notes	219,200	217,832	80,444	8/15/2018	1/17/2023	3.25%	4.79%
2018-A Class B Notes	69,550	69,020	48,514	8/15/2018	1/17/2023	4.65%	5.59%
2018-A Class C Notes	69,550	68,850	48,514	8/15/2018	1/17/2023	6.02%	6.96%
2019-A Class A Notes	254,530	253,026	254,530	4/24/2019	10/16/2023	3.40%	4.87%
2019-A Class B Notes	64,750	64,276	64,750	4/24/2019	10/16/2023	4.36%	5.06%
2019-A Class C Notes	62,510	61,898	62,510	4/24/2019	10/16/2023	5.29%	5.99%
Warehouse Notes	121,060	118,972	24,684	7/16/2018	1/15/2020	Index + 2.50% (3)	5.91%
Total	$1,071,970	$1,062,998	$721,983

(1)	After giving effect to debt issuance costs.

(2)	For the three months ended April 30, 2019, and inclusive of the impact of changes in timing of actual and expected cash flows.

(3)	The rate on the Warehouse Notes is defined as the applicable index plus a 2.50% fixed margin.
On April 24, 2019, the Company completed the issuance and sale of asset-backed notes at a face amount of $381.8 million secured by the transferred customer accounts receivables and restricted cash held by a VIE, which resulted in net proceeds to us of $379.2 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on October 16, 2023 and consist of $254.5 million of 3.40% Series 2019-A, Class A Asset Backed Fixed Rate Notes, $64.8 million of 4.36% Series 2019-A, Class B Asset Backed Fixed Rate Notes and $62.5 million of 5.29%, Series 2019-A, Class C Asset Backed Fixed Rate Notes.
Revolving Credit Facility. On May 23, 2018, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment”), dated as of October 30, 2015, with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of May 23, 2022.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 5.9% for the three months ended April 30, 2019.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2019, we had immediately available borrowing capacity of $429.4 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million. We also had $218.1 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and total eligible inventory balances.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of April 30, 2019, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $274.3 million as a result of the Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at April 30, 2019. A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at April 30, 2019 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	4.09:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	4.60:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.77:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.76:1.00	2.00:1.00
Capital Expenditures, net, must not exceed maximum	$20.3 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
5.     Leases
We lease most of our current store locations and certain of our facilities and operating equipment under operating leases. The fixed, non-cancelable terms of our real estate leases are generally five to 15 years and generally include renewal options that allow us to extend the term beyond the initial non-cancelable term. However, prior to the expiration of the existing contract, the Company will typically renegotiate any lease contracts as opposed to continuing in the current lease under the renewal terms. As such, the lease renewal options are not recognized as part of the right-of-use assets and liabilities. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. Equipment leases generally provide for initial lease terms of three to five years and provide for a purchase right at the end of the lease term at the then fair market value of the equipment.
Certain operating leases contain tenant allowance provisions, which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. We record the full amount to be remitted by the landlord as a reduction to the operating lease right-of-use assets upon commencement of the lease and amortize the balance on a straight-line basis over the life of the lease.
Supplemental lease information is summarized below:

(in thousands)	Balance sheet classification	April 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$230,393
Finance lease assets	Property and equipment, net	4,791
Total leased assets		235,184
Liabilities
Operating (1)	Operating lease liability - current	$41,967
Finance	Current maturities of debt and finance lease obligations	706
Operating	Operating lease liability - non current	311,238
Finance	Long-term debt and finance lease obligations	4,507
Total lease liabilities		$358,418

(1)	Represents the gross operating lease liability before tenant improvement allowances. As of April 30, 2019 we had $18.0 million of tenant improvement allowances to be remitted by the landlord.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Cost		Three Months Ended April 30,
(in thousands)	Income statement classification	2019
Operating lease costs (1)	Selling, general and administrative expense	$13,928

(1)	Includes short-term and variable lease costs, which are not significant.
Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Additional details regarding the Company’s leasing activities as a lessee are presented below:

Other Information	Three Months Ended April 30,
(dollars in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,496
Weighted-average remaining lease term (in years)
Finance Leases	11.8
Operating Leases	7.3
Weighted-average discount rate
Finance Leases	6.2%
Operating Leases (1)	8.7%

(1)	Upon adoption of ASC 842, discount rates for existing operating leases were established as of February 1, 2019.
The following table presents a summary of our minimum contractual commitments and obligations as of April 30, 2019:

	Operating Leases	Finance Leases	Total
(in thousands)
Quarter ending April 30,
2020	$70,214	$1,035	$71,249
2021	69,303	793	70,096
2022	68,072	730	68,802
2023	65,100	539	65,639
2024	59,070	655	59,725
Thereafter	147,272	3,699	150,971
Total undiscounted cash flows	479,031	7,451	486,482
Less: Interest	125,826	2,238	128,064
Total lease liabilities	$353,205	$5,213	$358,418
6.     Contingencies
Securities Litigation. On April 2, 2018, MicroCapital Fund, LP, MicroCapital Fund, Ltd., and MicroCapital LLC (collectively, “MicroCapital”) filed a lawsuit against us and certain of our former executive officers in the U.S. District Court for the Southern District of Texas, Cause No. 4:18-CV-01020 (the “MicroCapital Action”).  The plaintiffs in this action allege that the defendants made false and misleading statements or failed to disclose material facts about our credit and underwriting practices, accounting and internal controls.  Plaintiffs allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Texas and Connecticut common law fraud, and Texas common law negligent misrepresentation against all defendants; as well as violations of section 20A of the Securities Exchange Act of 1934; and Connecticut common law negligent misrepresentation against certain defendants arising from plaintiffs’ purchase of Conn’s, Inc. securities between April 3, 2013 and February 20, 2014.  The complaint does not specify the amount of damages sought.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Court previously had stayed the MicroCapital Action pending resolution of other outstanding litigation (In re Conn’s Inc. Sec. Litig., Cause No. 14-CV-00548 (S.D. Tex.) (the “Consolidated Securities Action”)), which was settled in October 2018. After that settlement, the stay was lifted, and the defendants filed a motion to dismiss plaintiff’s complaint in the MicroCapital Action on November 6, 2018. Briefing on the motion to dismiss was completed on January 16, 2019. The Court’s ruling is pending.
We intend to vigorously defend our interests in the MicroCapital Action. It is not possible at this time to predict the timing or outcome of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a derivative shareholder lawsuit against us and certain of our current and former directors and former executive officers in the U.S. District Court for the Southern District of Texas, captioned as Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe (former executive officer) and Conn’s, Inc., Case No. 4:14-cv-03442 (the “Original Derivative Action”). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. Setting forth substantially similar claims against the same defendants, on February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521, was filed in the U.S. District Court for the Southern District of Texas, which has been consolidated with the Original Derivative Action.
The Court previously approved a stipulation among the parties to stay the Original Derivative Action pending resolution of the Consolidated Securities Action. The stay was lifted on November 1, 2018, and the defendants filed a motion to dismiss plaintiff’s complaint. Briefing on the motion to dismiss was completed December 3, 2018. The Court’s ruling is pending. The parties are currently engaging in discovery.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. We received a copy of the proposed amended petition on October 12, 2018, but the amended proposed petition has not yet been filed. The parties jointly requested a stay on this case pending resolution of the Original Derivative Action. This case remains stayed until at least June 27, 2019.
Prior to filing a lawsuit, an alleged shareholder, Robert J. Casey II (“Casey”), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Casey, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn’s, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. No further activity has occurred in this case since the Final Order and Judgment was entered in the Consolidated Securities Action.
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

CONN’S, INC. AND SUBSIDIARIES
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
The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	April 30, 2019	January 31, 2019
Assets:
Restricted cash	$76,443	$57,475
Due from Conn’s, Inc., net	2,650	5,504
Customer accounts receivable:
Customer accounts receivable	807,614	538,826
Restructured accounts	148,375	135,834
Allowance for uncollectible accounts	(135,024)	(106,327)
Allowance for no-interest option credit programs	(10,744)	(8,047)
Deferred fees and origination costs	(8,324)	(5,321)
Total customer accounts receivable, net	801,897	554,965
Total assets	$880,990	$617,944
Liabilities:
Accrued expenses	$5,069	$3,939
Other liabilities	5,188	5,513
Short-term debt:
Warehouse Notes	24,485	53,635

Long-term debt:
2017-B Class B Notes	59,397	98,297
2017-B Class C Notes	78,640	78,640
2018-A Class A Notes	80,444	105,971
2018-A Class B Notes	48,514	63,908
2018-A Class C Notes	48,514	63,908
2019-A Class A Notes	254,530	—
2019-A Class B Notes	64,750	—
2019-A Class C Notes	62,510	—
	697,299	410,724
Less: deferred debt issuance costs	(5,282)	(2,731)
Total long-term debt	692,017	407,993
Total debt	$716,502	$461,628
Total liabilities	$726,759	$471,080

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We evaluate a segment’s performance based upon operating income before taxes. Selling, general and administrative expenses (“SG&A”) includes the direct expenses of the retail and credit operations, allocated overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment, which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is calculated using an annual rate of 2.5% times the average outstanding portfolio balance for each applicable period.
As of April 30, 2019, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment is presented in the following tables:

	Three Months Ended April 30, 2019			Three Months Ended April 30, 2018
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$88,364	$—	$88,364	$97,020	$—	$97,020
Home appliance	77,290	—	77,290	78,023	—	78,023
Consumer electronics	49,649	—	49,649	52,302	—	52,302
Home office	15,706	—	15,706	18,310	—	18,310
Other	3,436	—	3,436	3,659	—	3,659
Product sales	234,445	—	234,445	249,314	—	249,314
Repair service agreement commissions	24,024	—	24,024	22,863	—	22,863
Service revenues	3,510	—	3,510	3,579	—	3,579
Total net sales	261,979	—	261,979	275,756	—	275,756
Finance charges and other revenues	202	91,331	91,533	14	82,617	82,631
Total revenues	262,181	91,331	353,512	275,770	82,617	358,387
Costs and expenses:
Cost of goods sold	157,228	—	157,228	166,589	—	166,589
Selling, general and administrative expense (1)	79,622	38,292	117,914	77,752	37,126	114,878
Provision for bad debts	129	39,917	40,046	260	43,896	44,156
Charges and credits	(695)	—	(695)	—	—	—
Total costs and expenses	236,284	78,209	314,493	244,601	81,022	325,623
Operating income	25,897	13,122	39,019	31,169	1,595	32,764
Interest expense	—	14,497	14,497	—	16,820	16,820
Loss on extinguishment of debt	—	—	—	—	406	406
Income (loss) before income taxes	$25,897	$(1,375)	$24,522	$31,169	$(15,631)	$15,538
	April 30, 2019			April 30, 2018
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$613,117	$1,477,167	$2,090,284	$375,087	$1,409,662	$1,784,749

(1)
For the three months ended April 30, 2019 and 2018, the amount of corporate overhead allocated to each segment reflected in SG&A was $7.9 million and $8.4 million, respectively. For the three months ended April 30, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $9.7 million and $9.4 million, respectively.

9.	Guarantor Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn’s, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of April 30, 2019 and January 31, 2019, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following financial information presents the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Income, and Condensed Consolidated Statement of Cash Flows for Conn’s, Inc. (the issuer of the Senior Notes), the Guarantors, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and operations. The condensed consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),
(ii) Guarantors,

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) Non-Guarantor Subsidiaries, and
(iv) the parent company and the subsidiaries on a consolidated basis at April 30, 2019 and January 31, 2019 (after the elimination of intercompany balances and transactions).
Condensed Consolidated Balance Sheet as of April 30, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,767	$—	$—	$9,767
Restricted cash	—	1,600	76,443	—	78,043
Customer accounts receivable, net of allowances	—	216,156	426,229	—	642,385
Other accounts receivable	—	57,660	—	—	57,660
Inventories	—	213,102	—	—	213,102
Other current assets	—	22,162	2,650	(6,567)	18,245
Total current assets	—	520,447	505,322	(6,567)	1,019,202
Investment in and advances to subsidiaries	850,483	154,231	—	(1,004,714)	—
Long-term portion of customer accounts receivable, net of allowances	—	277,211	375,668	—	652,879
Property and equipment, net	—	153,696	—	—	153,696
Operating lease right-of-use assets	—	230,393	—	—	230,393
Deferred income taxes	24,863	—	—	—	24,863
Other assets	—	9,251	—	—	9,251
Total assets	$875,346	$1,345,229	$880,990	$(1,011,281)	$2,090,284
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and financing lease obligations	$—	$706	$24,485	$—	$25,191
Accounts payable	—	57,266	—	—	57,266
Accrued expenses	4,800	64,763	5,069	(3,916)	70,716
Operating lease liability - current	—	23,958	—	—	23,958
Other current liabilities	—	11,521	2,447	(2,651)	11,317
Total current liabilities	4,800	158,214	32,001	(6,567)	188,448
Operating lease liability - non current	—	311,238	—	—	311,238
Long-term debt and financing lease obligations	222,727	4,506	692,017	—	919,250
Other long-term liabilities	—	20,788	2,741	—	23,529
Total liabilities	227,527	494,746	726,759	(6,567)	1,442,465
Total stockholders’ equity	647,819	850,483	154,231	(1,004,714)	647,819
Total liabilities and stockholders’ equity	$875,346	$1,345,229	$880,990	$(1,011,281)	$2,090,284
Deferred income taxes related to tax attributes of the Guarantors and Non-Guarantor Subsidiaries are reflected under Conn’s, Inc.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of January 31, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,912	$—	$—	$5,912
Restricted cash	—	1,550	57,475	—	59,025
Customer accounts receivable, net of allowances	—	328,705	324,064	—	652,769
Other accounts receivable	—	67,078	—	—	67,078
Inventories	—	220,034	—	—	220,034
Other current assets	—	12,344	5,504	(8,272)	9,576
Total current assets	—	635,623	387,043	(8,272)	1,014,394
Investment in and advances to subsidiaries	815,524	146,864	—	(962,388)	—
Long-term portion of customer accounts receivable, net of allowances	—	455,443	230,901	—	686,344
Property and equipment, net	—	148,983	—	—	148,983
Deferred income taxes	27,535	—	—	—	27,535
Other assets	—	7,651	—	—	7,651
Total assets	$843,059	$1,394,564	$617,944	$(970,660)	$1,884,907
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and financing lease obligations	$—	$474	$53,635	$—	$54,109
Accounts payable	—	71,118	—	—	71,118
Accrued expenses	686	88,478	3,939	(2,768)	90,335
Other current liabilities	—	24,918	2,592	(5,504)	22,006
Total current liabilities	686	184,988	60,166	(8,272)	237,568
Deferred rent	—	93,127	—	—	93,127
Long-term debt and financing lease obligations	222,398	270,831	407,993	—	901,222
Other long-term liabilities	—	30,094	2,921	—	33,015
Total liabilities	223,084	579,040	471,080	(8,272)	1,264,932
Total stockholders’ equity	619,975	815,524	146,864	(962,388)	619,975
Total liabilities and stockholders’ equity	$843,059	$1,394,564	$617,944	$(970,660)	$1,884,907
Deferred income taxes related to tax attributes of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries are reflected under Conn’s, Inc.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Income for the Three Months Ended April 30, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$261,979	$—	$—	$261,979
Finance charges and other revenues	—	64,025	27,508	—	91,533
Servicing fee revenue	—	8,833	—	(8,833)	—
Total revenues	—	334,837	27,508	(8,833)	353,512
Costs and expenses:
Cost of goods sold	—	157,228	—	—	157,228
Selling, general and administrative expense	—	119,456	7,291	(8,833)	117,914
Provision for bad debts	—	23,984	16,062	—	40,046
Charges and credits	—	(695)	—	—	(695)
Total costs and expenses	—	299,973	23,353	(8,833)	314,493
Operating income (loss)	—	34,864	4,155	—	39,019
Interest expense	4,443	4,587	5,467	—	14,497
Income (loss) before income taxes	(4,443)	30,277	(1,312)	—	24,522
Provision (benefit) for income taxes	(908)	6,190	(269)	—	5,013
Net income (loss)	(3,535)	24,087	(1,043)	—	19,509
Income (loss) from consolidated subsidiaries	23,044	(1,043)	—	(22,001)	—
Consolidated net income (loss)	$19,509	$23,044	$(1,043)	$(22,001)	$19,509
Condensed Consolidated Statement of Income for the Three Months Ended April 30, 2018:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$275,756	$—	$—	$275,756
Finance charges and other revenues	—	45,655	36,976	—	82,631
Servicing fee revenue	—	16,746	—	(16,746)	—
Total revenues	—	338,157	36,976	(16,746)	358,387
Costs and expenses:
Cost of goods sold	—	166,589	—	—	166,589
Selling, general and administrative expense	—	119,793	11,831	(16,746)	114,878
Provision for bad debts	—	7,008	37,148	—	44,156
Total costs and expenses	—	293,390	48,979	(16,746)	325,623
Operating income (loss)	—	44,767	(12,003)	—	32,764
Interest expense	4,443	3,033	9,344	—	16,820
Loss on extinguishment of debt	—	—	406	—	406
Income (loss) before income taxes	(4,443)	41,734	(21,753)	—	15,538
Provision (benefit) for income taxes	(802)	7,537	(3,929)	—	2,806
Net income (loss)	(3,641)	34,197	(17,824)	—	12,732
Income (loss) from consolidated subsidiaries	16,373	(17,824)	—	1,451	—
Consolidated net income (loss)	$12,732	$16,373	$(17,824)	$1,451	$12,732

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the Three Months Ended April 30, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(403)	$285,322	$(235,259)	$—	$49,660
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(379,200)	379,200	—
Sale of customer accounts receivables	—	—	379,200	(379,200)	—
Purchase of property and equipment	—	(13,119)	—	—	(13,119)
Net cash used in investing activities	—	(13,119)	—	—	(13,119)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	381,790	—	381,790
Payments on asset-backed notes	—	—	(95,214)	—	(95,214)
Borrowings from revolving credit facility	—	323,138	—	—	323,138
Payments on revolving credit facility	—	(589,638)	—	—	(589,638)
Payments of debt issuance costs and amendment fees	—	(44)	(3,398)	—	(3,442)
Payments on warehouse facility	—	—	(28,951)	—	(28,951)
Proceeds from stock issued under employee benefit plans	403	—	—	—	403
Tax payments associated with equity-based compensation transactions	—	(1,454)	—	—	(1,454)
Other	—	(300)	—	—	(300)
Net cash provided by (used in) financing activities	403	(268,298)	254,227	—	(13,668)
Net change in cash, cash equivalents and restricted cash	—	3,905	18,968	—	22,873
Cash, cash equivalents and restricted cash, beginning of period	—	7,462	57,475	—	64,937
Cash, cash equivalents and restricted cash, end of period	$—	$11,367	$76,443	$—	$87,810

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the Three Months Ended April 30, 2018:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(267)	$(14,194)	$149,800	$—	$135,339
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(50,774)	50,774	—
Sale of customer accounts receivables	—	—	50,774	(50,774)	—
Purchase of property and equipment	—	(6,169)	—	—	(6,169)
Net cash used in investing activities	—	(6,169)	—	—	(6,169)
Cash flows from financing activities:
Payments on asset-backed notes	—	(50,847)	(181,737)	—	(232,584)
Borrowings from revolving credit facility	—	393,158	—	—	393,158
Payments on revolving credit facility	—	(322,608)	—	—	(322,608)
Borrowings from warehouse facility	—	—	52,226	—	52,226
Payments of debt issuance costs and amendment fees	—	(1)	(532)	—	(533)
Payments on warehouse facility	—	—	(29,905)	—	(29,905)
Proceeds from stock issued under employee benefit plans	267	—	—	—	267
Tax payments associated with equity-based compensation transactions	—	(1,888)	—	—	(1,888)
Payments from extinguishment of debt	—	(294)	—	—	(294)
Other	—	(253)	—	—	(253)
Net cash provided by (used in) financing activities	267	17,267	(159,948)	—	(142,414)
Net change in cash, cash equivalents and restricted cash	—	(3,096)	(10,148)	—	(13,244)
Cash, cash equivalents and restricted cash, beginning of period	—	10,836	85,322	—	96,158
Cash, cash equivalents and restricted cash, end of period	$—	$7,740	$75,174	$—	$82,914

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Subsequent Events
On May 30, 2019, the Company's Board of Directors approved a stock repurchase program, effective as of May 31, 2019, pursuant to which the Company may repurchase up to $75 million of its outstanding common stock. The program will remain effective for one year, unless extended by the Board of Directors.
Under the repurchase program, the Company may purchase shares of its common stock through open market transactions, block purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases under this program will be determined by the Company’s management in its discretion based on a variety of factors, including the market price of the Company's common stock, corporate considerations, general market and economic conditions, and legal requirements. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be modified, discontinued or suspended at any time or from time to time in the Company's discretion. The Company anticipates funding for this program to come from available corporate funds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (the “2019 Form 10-K”) and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Executive Summary
Total revenues were $353.5 million for the three months ended April 30, 2019 compared to $358.4 million for the three months ended April 30, 2018, a decrease of $4.9 million or 1.4%. Retail revenues were $262.2 million for the three months ended April 30, 2019 compared to $275.8 million for the three months ended April 30, 2018, a decrease of $13.6 million or 4.9%. The decrease in retail revenue was primarily driven by a decrease in same store sales of 8.2%, partially offset by new store growth. The decrease in same store sales was 14.8% in markets impacted by Hurricane Harvey and 5.6% in markets not impacted by Hurricane Harvey. We believe the decrease in same store sales in markets impacted by Hurricane Harvey was primarily a result of the impact of rebuilding efforts during the three months ended April 30, 2018. We also believe same store sales were negatively impacted by a greater-than-expected shift towards online applications, which exhibit higher credit risk and lower approval rates, disruption in the transition to our new e-commerce platform to support our full omnichannel offering and the delay in federal tax refunds. Credit revenues were $91.3 million for the three months ended April 30, 2019 compared to $82.6 million for the three months ended April 30, 2018, an increase of $8.7 million or 10.5%. The increase in credit revenue resulted from the origination of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 22.1% from 20.8% for the comparative period in fiscal year 2019, and from a 3.4% increase in the average outstanding balance of the customer accounts receivable portfolio. In addition, insurance income contributed to an increase in credit revenue over the prior year period primarily due to an increase in insurance retrospective income for the three months ended April 30, 2019.

Retail gross margin for the three months ended April 30, 2019 was 40.0%, an increase of 40 basis points from the 39.6% reported for the three months ended April 30, 2018. The increase in retail gross margin was primarily driven by an increase in retrospective income on our RSAs and by improved product margins in almost all product categories.
Selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2019 was $117.9 million compared to $114.9 million for the three months ended April 30, 2018, an increase of $3.0 million or 2.6%. The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs offset by a decrease in advertising expense. The SG&A increase in the credit segment was primarily due to an increase in occupancy costs and third-party legal expenses related to collection efforts on charged off accounts.
Provision for bad debts decreased to $40.0 million for the three months ended April 30, 2019 from $44.2 million for the three months ended April 30, 2018, a decrease of $4.2 million. The decrease was driven by a greater decrease in the allowance for bad debts during three months ended April 30, 2019 compared to the three months ended April 30, 2018, partially offset by a year-over-year increase in net charge-offs of $2.6 million, which was primarily driven by an increase in the average balance of the customer receivable portfolio.
Interest expense decreased to $14.5 million for the three months ended April 30, 2019, compared to $16.8 million for the three months ended April 30, 2018, a decrease of $2.3 million. The decrease was driven by a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Net income for the three months ended April 30, 2019 was $19.5 million or $0.60 per diluted share, compared to $12.7 million, or $0.39 per diluted share, for the three months ended April 30, 2018.
Company Initiatives
In the first quarter of fiscal year 2020, we delivered the best credit segment performance in five years, driven by higher yields, better portfolio performance and lower borrowing costs.  Retail operating margins remained strong, demonstrating our differentiated business model, improved product mix, and emphasis on disciplined cost management. We delivered the following financial and operational results in the first quarter of fiscal year 2020:

•	Earnings per diluted share of $0.60 for the three months ended April 30, 2019, an increase of 53.8% compared to $0.39 for the three months ended April 30, 2018;

•	Record first quarter retail gross margin of 40.0% for the three months ended April 30, 2019, an increase of 40 basis points compared to 39.6% for the three months ended April 30, 2018;

•
Increased, year-over-year, sales purchased through the lease-to-own product offered through Progressive Leasing, which we offer to our customers who do not qualify for our proprietary credit programs, to 8.4% at April 30, 2019 from 7.5% at April 30, 2018;

•	Record quarterly yield on our customer receivables portfolio of 22.1% as a result of the continued seasoning of loans originated under our higher-yielding direct loan program;

•
Increased our credit spread, which is the difference between net yield and charge-offs as a percentage of our average customer accounts receivable portfolio balance, to 9.8% for the three months ended April 30, 2019 from 8.7% for the three months ended April 30, 2018;

•	Reduced, year-over-year, the balance of accounts 60 days past due as a percentage of the total customer portfolio carrying value to 8.7% at April 30, 2019 from 9.1% at April 30, 2018;

•
Continued our successful asset-backed securitization program, securitizing $381.8 million of customer receivables and delivering an all-in cost of funds on the 2019 Class A, Class B and Class C notes, including transaction costs, of approximately 5.26%, which was the lowest all-in cost of funds we have achieved since reentering the asset-backed securities market in 2015;

•
Reduction in interest expense as a result of our deleveraging efforts combined with the continued successful execution of our asset-backed securitization program, which led to a 13.8% reduction in interest expense compared to the first quarter of fiscal year 2019; and

•	Launched our e-commerce channel for sales financed through Conn’s credit.
We believe that we have laid the foundation to execute our long-term growth strategy and prudently manage financial and operational risk while maximizing shareholder value. We remain focused on the following strategic priorities for fiscal year 2020:

•	Increase net income by improving performance across our core operational and financial metrics: same store sales, retail margin, portfolio yield, charge-off rate, and interest expense;

•	Open 12 to 15 new stores in our current geographic footprint to leverage our existing infrastructure;

•	Continue to refine and enhance our underwriting platform;

•	Mitigate increases in our interest expense despite a rising rate environment;

•	Optimize our mix of quality, branded products and gain efficiencies in our warehouse, delivery and transportation operations to increase our retail gross margin;

•	Continue to grow our lease-to-own sales;

•	Continue to grow our e-commerce sales;

•	Maintain disciplined oversight of our SG&A;

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
Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Three Months Ended April 30,
(in thousands)	2019	2018	Change
Revenues:
Total net sales	$261,979	$275,756	$(13,777)
Finance charges and other revenues	91,533	82,631	8,902
Total revenues	353,512	358,387	(4,875)
Costs and expenses:
Cost of goods sold	157,228	166,589	(9,361)
Selling, general and administrative expense	117,914	114,878	3,036
Provision for bad debts	40,046	44,156	(4,110)
Charges and credits	(695)	—	(695)
Total costs and expenses	314,493	325,623	(11,130)
Operating income	39,019	32,764	6,255
Interest expense	14,497	16,820	(2,323)
Loss on extinguishment of debt	—	406	(406)
Income before income taxes	24,522	15,538	8,984
Provision for income taxes	5,013	2,806	2,207
Net income	$19,509	$12,732	$6,777

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
The following table represents total revenues, costs and expenses, operating income and loss before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended April 30,
(dollars in thousands)	2019	2018	Change
Revenues:
Product sales	$234,445	$249,314	$(14,869)
Repair service agreement commissions	24,024	22,863	1,161
Service revenues	3,510	3,579	(69)
Total net sales	261,979	275,756	(13,777)
Finance charges and other	202	14	188
Total revenues	262,181	275,770	(13,589)
Costs and expenses:
Cost of goods sold	157,228	166,589	(9,361)
Selling, general and administrative expense (1)	79,622	77,752	1,870
Provision for bad debts	129	260	(131)
Charges and credits	(695)	—	(695)
Total costs and expenses	236,284	244,601	(8,317)
Operating income	$25,897	$31,169	$(5,272)
Number of stores:
Beginning of period	123	116
Opened	4	2
End of period	127	118

Credit Segment:	Three Months Ended April 30,
(in thousands)	2019	2018	Change
Revenues:
Finance charges and other revenues	$91,331	$82,617	$8,714
Costs and expenses:
Selling, general and administrative expense (1)	38,292	37,126	1,166
Provision for bad debts	39,917	43,896	(3,979)
Total costs and expenses	78,209	81,022	(2,813)
Operating income	13,122	1,595	11,527
Interest expense	14,497	16,820	(2,323)
Loss on extinguishment of debt	—	406	(406)
Loss before income taxes	$(1,375)	$(15,631)	$14,256

(1)
For the three months ended April 30, 2019 and 2018, the amount of overhead allocated to each segment reflected in SG&A was $7.9 million and $8.4 million, respectively. For the three months ended April 30, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $9.7 million and $9.4 million, respectively.

Three months ended April 30, 2019 compared to three months ended April 30, 2018
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended April 30,					%	Same Store
(dollars in thousands)	2019	% of Total	2018	% of Total	Change	Change	% Change
Furniture and mattress	$88,364	33.7%	$97,020	35.2%	$(8,656)	(8.9)%	(10.3)%
Home appliance	77,290	29.5	78,023	28.3	(733)	(0.9)	(3.4)
Consumer electronics	49,649	19.0	52,302	19.0	(2,653)	(5.1)	(8.3)
Home office	15,706	6.0	18,310	6.6	(2,604)	(14.2)	(15.9)
Other	3,436	1.3	3,659	1.3	(223)	(6.1)	(9.3)
Product sales	234,445	89.5%	249,314	90.4	(14,869)	(6.0)	(8.1)
Repair service agreement commissions (1)	24,024	9.2	22,863	8.3	1,161	5.1	(8.7)
Service revenues	3,510	1.3	3,579	1.3	(69)	(1.9)
Total net sales	$261,979	100.0%	$275,756	100.0%	$(13,777)	(5.0)%	(8.2)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in product sales for the three months ended April 30, 2019 was due to a decrease in same store sales. The decrease in same store sales was 14.8% in markets impacted by Hurricane Harvey and 5.6% in markets not impacted by Hurricane Harvey. We believe the decrease in same store sales in markets impacted by Hurricane Harvey was primarily a result of the impact of rebuilding efforts during the three months ended April 30, 2018. We also believe same store sales were negatively impacted by a greater-than-expected shift towards online applications, which exhibit higher credit risk and lower approval rates, disruption in the transition to our new e-commerce platform to support our full omnichannel offering and the delay in federal tax refunds.The following provides a summary of the drivers of same store sales performance of our product categories during the three months ended April 30, 2019 as compared to the three months ended April 30, 2018:

•	Furniture unit volume decreased 11.2%, partially offset by a 1.0% increase in average selling price;

•	Mattress unit volume decreased 14.5%, partially offset by a 4.6% increase in average selling price;

•	Home appliance unit volume decreased 7.2%, partially offset by a 4.1% increase in average selling price;

•	Consumer electronic unit volume decreased 14.2%, partially offset by a 6.8% increase in average selling price; and

•	Home office unit volume decreased 30.1%, partially offset by a 20.4% increase in average selling price.

The increase in the average sales prices in most product categories is due to enhancements to product assortments and shifts in product sales mix towards higher-priced items.

The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended April 30,
(in thousands)	2019	2018	Change
Interest income and fees	$84,017	$76,346	$7,671
Insurance income	7,314	6,271	1,043
Other revenues	202	14	188
Finance charges and other revenues	$91,533	$82,631	$8,902
The increase in interest income and fees resulted from an increase in the yield rate to 22.1% for the three months ended April 30, 2019 from 20.8% for the three months ended April 30, 2018, an increase of 130 basis points, and from an increase of 3.4% in the average balance of the customer accounts receivable portfolio. The increase in the yield rate resulted from the origination of our higher-yielding direct loan product, which represented approximately 77% of our originations for the three months ended April 30, 2019. In addition, insurance income contributed to an increase in credit revenue over the prior year period primarily due to an increase in insurance retrospective income for the three months ended April 30, 2019.
The following table provides key portfolio performance information:

	Three Months Ended April 30,
(dollars in thousands)	2019	2018	Change
Interest income and fees	$84,017	$76,346	$7,671
Net charge-offs	(48,061)	(45,450)	(2,611)
Interest expense	(14,497)	(16,820)	2,323
Net portfolio income	$21,459	$14,076	$7,383
Average outstanding portfolio balance	$1,558,322	$1,506,783	$51,539
Interest income and fee yield (annualized)	22.1%	20.8%
Net charge-off % (annualized)	12.3%	12.1%
Retail Gross Margin

	Three Months Ended April 30,
(dollars in thousands)	2019	2018	Change
Retail total net sales	$261,979	$275,756	$(13,777)
Cost of goods sold	157,228	166,589	(9,361)
Retail gross margin	$104,751	$109,167	$(4,416)
Retail gross margin percentage	40.0%	39.6%
The increase in retail gross margin was primarily driven by an increase in retrospective income on our RSAs and by improved product margins in almost all product categories.

Selling, General and Administrative Expense

	Three Months Ended April 30,
(dollars in thousands)	2019	2018	Change
Retail segment	$79,622	$77,752	$1,870
Credit segment	38,292	37,126	1,166
Selling, general and administrative expense - Consolidated	$117,914	$114,878	$3,036
Selling, general and administrative expense as a percent of total revenues	33.4%	32.1%
The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs offset by a decrease in advertising expense. The SG&A increase in the credit segment was primarily due to an increase in general operational expenses and third-party legal expenses related to collection efforts on charged off accounts. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment for the three months ended April 30, 2019 decreased 10 basis points as compared to the three months ended April 30, 2018.
Provision for Bad Debts

	Three Months Ended April 30,
(dollars in thousands)	2019	2018	Change
Retail segment	$129	$260	$(131)
Credit segment	39,917	43,896	(3,979)
Provision for bad debts - Consolidated	$40,046	$44,156	$(4,110)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	10.2%	11.7%
The provision for bad debts decreased to $40.0 million for the three months ended April 30, 2019 from $44.2 million for the three months ended April 30, 2018, a decrease of $4.2 million. The decrease was driven by a greater decrease in the allowance for bad debts during three months ended April 30, 2019 compared to the three months ended April 30, 2018, partially offset by a year-over-year increase in net charge-offs of $2.6 million, which was primarily driven by an increase in the average balance of the customer receivable portfolio. The decrease in the allowance for bad debts as of three months ended April 30, 2019 was primarily driven by a year-over-year decrease in the loss rate of the customer accounts receivable portfolio balance due to improved credit quality of our customers, compared to a year-over-year increase in the loss rate of the customer accounts receivable portfolio balance as of the three months ended April 30, 2018 and by a greater decrease in the customer accounts receivable portfolio balance as of the three months ended April 30, 2019 compared to the three months ended April 30, 2018.
Charges and Credits
During the three months ended April 30, 2019, we recognized a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters.
Interest Expense
Interest expense decreased to $14.5 million for the three months ended April 30, 2019 from $16.8 million for the three months ended April 30, 2018, a decrease of $2.3 million. The decrease was driven by a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the three months ended April 30, 2018, we recorded a $0.4 million loss on extinguishment of debt related to the retirement of our 2016-B Redeemed Notes.
Provision for Income Taxes

	Three Months Ended April 30,
(dollars in thousands)	2019	2018	Change
Provision for income taxes	$5,013	$2,806	$2,207
Effective tax rate	20.4%	18.1%

The increase in income tax expense for the three months ended April 30, 2019 compared to the three months ended April 30, 2018 was primarily driven by an increase in pre-tax earnings and an increase in the effective tax rate. The primary factor affecting the increase in our effective tax rate for the three months ended April 30, 2019 was a decrease in deductible compensation expense compared to the prior year period.
Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 30%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 77% of our originations during the three months ended April 30, 2019, which have a maximum equivalent interest rate of up to 27% in Oklahoma and up to 30% in Texas, Louisiana and Tennessee under our direct consumer loan programs. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate of 29.99%. These states represented 12% of our originations during the three months ended April 30, 2019.
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
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of April 30,
	2019	2018
Weighted average credit score of outstanding balances (1)	591	592
Average outstanding customer balance	$2,686	$2,462
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	8.7%	9.1%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(4)	25.8%	25.1%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$97,620	$79,497
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	13.5%	13.7%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	23.6%	21.4%

	Three Months Ended April 30,
	2019	2018
Total applications processed (5)	258,787	283,486
Weighted average origination credit score of sales financed (1)	608	609
Percent of total applications approved and utilized	27.6%	29.2%
Average down payment	2.7%	3.1%
Average income of credit customer at origination	$45,200	$43,800
Percent of retail sales paid for by:
In-house financing, including down payments received	68.2%	70.0%
Third-party financing	16.1%	14.9%
Third-party lease-to-own option	8.4%	7.5%
	92.7%	92.4%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)
Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.

(4)
First time re-ages related to customers affected by Hurricane Harvey within FEMA-designated disaster areas included in the re-aged balance as of April 30, 2019 and April 30, 2018 were 1.4% and 3.6%, respectively, of the total customer portfolio carrying value.

(5)	The total applications processed during the three months ended April 30, 2018, we believe, reflect the impact of the rebuilding efforts following Hurricane Harvey.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 10.3% as of April 30, 2019 from 10.9% as of April 30, 2018. The percentage of the carrying value of non-restructured accounts greater than 60 days past due decreased 50 basis points over the prior year period to 7.0% as of April 30, 2019 from 7.5% as of April 30, 2018.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 35.6% as of April 30, 2019 as compared to 36.3% as of April 30, 2018. The decrease reflects lower historical losses on restructured accounts.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 12.3% for the three months ended April 30, 2019 compared to 12.1% for the three months ended April 30, 2018.
As of April 30, 2019 and 2018, balances under no-interest programs included within customer receivables were $362.0 million and $319.8 million, respectively.
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
Operating cash flows.  For the three months ended April 30, 2019, net cash provided by operating activities was $49.7 million compared to $135.3 million for the three months ended April 30, 2018. The decrease in net cash provided by operating activities was primarily driven by a decrease in cash provided by working capital and the collection of an income tax receivable during the three months ended April 30, 2018 offset by an increase in net income when adjusted for non-cash activity.

Investing cash flows.  For the three months ended April 30, 2019, net cash used in investing activities was $13.1 million compared to $6.2 million for the three months ended April 30, 2018. The change was primarily the result of higher capital expenditures due to investments in new stores, renovations and expansions of select existing stores and technology investments we are making to support long-term growth.
Financing cash flows.  For the three months ended April 30, 2019, net cash used in financing activities was $13.7 million compared to net cash used in financing activities of $142.4 million for the three months ended April 30, 2018. During the three months ended April 30, 2019, we issued 2019-A VIE asset-backed notes resulting in net proceeds to us of approximately $379.2 million, net of transaction costs, which were used to pay down the entire balance of the Company’s Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $124.1 million during the three months ended April 30, 2019 compared to approximately $262.5 million in the comparable prior year period.
During the three months ended April 30, 2018, the issuance of additional funding under the Warehouse Notes resulted in net proceeds of $50.8 million, net of transaction costs and restricted cash. The proceeds from the fundings of the Warehouse Notes were used to early retire our Series 2016-B Class B Notes (the “2016-B Redeemed Notes”).
Senior Notes. On July 1, 2014, we issued $250.0 million of the unsecured Senior Notes due July 2022 bearing interest at 7.25% (the “Senior Notes”), pursuant to an indenture dated July 1, 2014 (as amended, the “Indenture”), among Conn’s, Inc., its subsidiary guarantors (the “Guarantors”) and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%.
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or  Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of April 30, 2019, $238.1 million would have been free from the distribution restriction covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. From time to time, we securitize customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issue asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
Under the terms of the securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of issued notes, and then to us as the holder of non-issued notes, if any, and residual equity. We retain the servicing of the securitized portfolios and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, retain all credit insurance income together with certain recoveries related to credit insurance and RSAs on charge-offs of the securitized receivables, which are reflected as a reduction to net charge-offs on a consolidated basis.
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

The asset-backed notes outstanding as of April 30, 2019 consisted of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class B Notes	$132,180	$131,281	$59,397	12/20/2017	4/15/2021	4.52%	5.31%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.37%
2018-A Class A Notes	219,200	217,832	80,444	8/15/2018	1/17/2023	3.25%	4.79%
2018-A Class B Notes	69,550	69,020	48,514	8/15/2018	1/17/2023	4.65%	5.59%
2018-A Class C Notes	69,550	68,850	48,514	8/15/2018	1/17/2023	6.02%	6.96%
2019-A Class A Notes	254,530	253,026	254,530	4/24/2019	10/16/2023	3.40%	4.87%
2019-A Class B Notes	64,750	64,276	64,750	4/24/2019	10/16/2023	4.36%	5.06%
2019-A Class C Notes	62,510	61,898	62,510	4/24/2019	10/16/2023	5.29%	5.99%
Warehouse Notes	121,060	118,972	24,684	7/16/2018	1/15/2020	Index + 2.50% (3)	5.91%
Total	$1,071,970	$1,062,998	$721,983

(1)	After giving effect to debt issuance costs.

(2)	For the three months ended April 30, 2019, and inclusive of the impact of changes in timing of actual and expected cash flows.

(3)	The rate on the Warehouse Notes is defined as the applicable index plus a 2.50% fixed margin.
On April 24, 2019, the Company completed the issuance and sale of asset-backed notes at a face amount of $381.8 million secured by the transferred customer accounts receivables and restricted cash held by a VIE, which resulted in net proceeds to us of $379.2 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on October 16, 2023 and consist of $254.5 million of 3.40% Series 2019-A, Class A Asset Backed Fixed Rate Notes, $64.8 million of 4.36% Series 2019-A, Class B Asset Backed Fixed Rate Notes and $62.5 million of 5.29%, Series 2019-A, Class C Asset Backed Fixed Rate Notes.
Revolving Credit Facility. On May 23, 2018, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment”), dated as of October 30, 2015, with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of May 23, 2022.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 5.9% for the three months ended April 30, 2019.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2019, we had immediately available borrowing capacity of $429.4 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million. We also had $218.1 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of April 30, 2019, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $274.3 million as a result of the Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at April 30, 2019. A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at April 30, 2019 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	4.09:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	4.60:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.77:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.76:1.00	2.00:1.00
Capital Expenditures, net, must not exceed maximum	$20.3 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.3 million and $1.5 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened four new stores during the three months ended April 30, 2019 and currently plan to open a total of 14 to 15 new stores during fiscal year 2020. Additionally, we plan to upgrade several of our facilities and continue to enhance our IT systems during fiscal year 2020. Our anticipated capital expenditures for the remainder of fiscal year 2020 are between $47.0 million and $50.0 million.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of April 30, 2019, beyond cash generated from operations we had (i) immediately available borrowing capacity of $429.4 million under our Revolving Credit Facility, (ii) $218.1 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and our total eligible inventory balances and (iii) $9.8 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of April 30, 2019:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Senior Notes	279,845	16,458	32,915	230,472	—
2017-B Class B Notes (2)	64,664	2,685	61,979	—	—
2017-B Class C Notes (2)	95,241	4,679	9,358	81,204	—
2018-A Class A Notes (2)	90,172	2,614	5,229	82,329	—
2018-A Class B Notes (2)	56,907	2,256	4,512	50,139	—
2018-A Class C Notes (2)	59,380	2,921	5,841	50,618	—
2019-A Class A Notes (2)	293,177	8,654	17,308	267,215	—
2019-A Class B Notes (2)	77,357	2,823	5,646	68,888	—
2019-A Class C Notes (2)	77,278	3,307	6,614	67,357	—
Warehouse Notes (1)	25,609	25,609	—	—	—
Financing lease obligations	7,449	1,034	1,522	1,194	3,699
Operating leases:
Real estate	514,700	70,240	143,125	131,282	170,053
Equipment	2,230	1,052	947	231	—
Contractual commitments (3)	132,919	125,317	5,569	2,033	—
Total	$1,776,928	$269,649	$300,565	$1,032,962	$173,752

(1)	Estimated interest payments are based on the outstanding balance as of April 30, 2019 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.

(3)	Contractual commitments primarily include commitments to purchase inventory of $97.2 million.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered “critical accounting policies” because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our Condensed Consolidated Financial Statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. Other than with respect to the additional policy below, the description of critical accounting policies is included in our 2019 Form 10-K, filed with the SEC on March 26, 2018.
Leases
On February 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). We determine if an arrangement is a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We record lease incentives as a reduction to the operating lease right-of-use assets upon commencement of the lease and amortize the balance on a straight-line basis over the life of the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Rather, the short-term lease payments will be recognized as an expense on a straight-line basis over the lease term. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense is recognized on a straight-line basis over the lease term.

We have made a policy election for all classifications of leases to combine lease and non-lease components and to account for them as a single lease component.
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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of April 30, 2019, there was no outstanding balance under our Revolving Credit Facility.

ITEM 4.	CONTROLS AND PROCEDURES
Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
For the quarter ended April 30, 2019, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth in Note 6, Contingencies, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2019 Form 10-K.

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

3.1
Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Second Amended and Restated Bylaws of Conn’s, Inc. effective as of November 27, 2018 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2018 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2018)

4.1
Base Indenture, dated as of April 24, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

4.2
Series 2019-A Supplement to the Base Indenture, dated as of April 24, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.1
First Receivables Purchase Agreement, dated April 24, 2019, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.2
Second Receivables Purchase Agreement, dated April 24, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.3
Purchase and Sale Agreement, dated April 24, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.4
Servicing Agreement dated as of April 24, 2019, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2020, filed with the SEC on May 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2019 and January 31, 2019, (ii) the Condensed Consolidated Statements of Income for the three months ended April 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Shareholders Equity for the three months ended April 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2019 and 2018 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	May 31, 2019

By:	/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)