Form 10-Q
period 2019-07-31
CONNS INC
filed 2019-09-03
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 29, 2019:

Class	Outstanding
Common stock, $0.01 par value per share	28,903,361

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2019

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	July 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,563	$5,912
Restricted cash (includes VIE balances of $66,444 and $57,475, respectively)	68,219	59,025
Customer accounts receivable, net of allowances (includes VIE balances of $273,685 and $324,064, respectively)	664,980	652,769
Other accounts receivable	67,056	67,078
Inventories	213,513	220,034
Income taxes receivable	763	407
Prepaid expenses and other current assets	9,948	9,169
Total current assets	1,032,042	1,014,394
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $365,180 and $230,901, respectively)	653,831	686,344
Property and equipment, net	174,225	148,983
Operating lease right-of-use assets	248,707	—
Deferred income taxes	25,612	27,535
Other assets	11,808	7,651
Total assets	$2,146,225	$1,884,907
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and finance lease obligations (includes VIE balances of $1,945 and $53,635, respectively)	$2,558	$54,109
Accounts payable	73,205	71,118
Accrued compensation and related expenses	21,737	27,052
Accrued expenses	59,664	54,381
Operating lease liability - current	33,398	—
Income taxes payable	4,308	8,902
Deferred revenues and other credits	11,229	22,006
Total current liabilities	206,099	237,568
Deferred rent	—	93,127
Operating lease liability - non current	331,010	—
Long-term debt and finance lease obligations (includes VIE balances of $554,636 and $407,993, respectively)	945,981	901,222
Other long-term liabilities	26,400	33,015
Total liabilities	1,509,490	1,264,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,000,548 and 31,788,162 shares issued, respectively)	320	318
Treasury stock (at cost; 1,874,846 shares and 0 shares, respectively)	(34,344)	—
Additional paid-in capital	116,645	111,185
Retained earnings	554,114	508,472
Total stockholders’ equity	636,735	619,975
Total liabilities and stockholders’ equity	$2,146,225	$1,884,907
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenues:
Product sales	$274,578	$267,179	$509,023	$516,493
Repair service agreement commissions	27,647	25,662	51,671	48,525
Service revenues	3,837	3,472	7,347	7,051
Total net sales	306,062	296,313	568,041	572,069
Finance charges and other revenues	94,997	88,307	186,530	170,938
Total revenues	401,059	384,620	754,571	743,007
Costs and expenses:
Cost of goods sold	182,065	173,627	339,293	340,216
Selling, general and administrative expense	127,484	120,690	245,398	235,568
Provision for bad debts	49,736	50,751	89,782	94,907
Charges and credits	—	300	(695)	300
Total costs and expenses	359,285	345,368	673,778	670,991
Operating income	41,774	39,252	80,793	72,016
Interest expense	14,396	15,566	28,893	32,386
Loss on extinguishment of debt	—	1,367	—	1,773
Income before income taxes	27,378	22,319	51,900	37,857
Provision for income taxes	7,404	5,308	12,417	8,114
Net income	$19,974	$17,011	$39,483	$29,743
Income per share:
Basic	$0.64	$0.54	$1.25	$0.94
Diluted	$0.62	$0.53	$1.23	$0.92
Weighted average common shares outstanding:
Basic	31,442,909	31,652,017	31,660,320	31,597,225
Diluted	31,958,704	32,242,463	32,198,024	32,210,759
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2019	31,788,162	$318	$111,185	$508,472	—	$—	$619,975
Adoption of ASU 2016-02	—	—	—	6,159	—	—	6,159
Exercise of options and vesting of restricted stock, net of withholding tax	136,206	1	(1,241)	—	—	—	(1,240)
Issuance of common stock under Employee Stock Purchase Plan	12,158	—	198	—	—	—	198
Stock-based compensation	—	—	3,217	—	—	—	3,217
Net income	—	—	—	19,509	—	—	19,509
Balance April 30, 2019	31,936,526	$319	$113,359	$534,140	—	$—	$647,818
Exercise of options and vesting of restricted stock, net of withholding tax	51,384	1	(327)	—	—	—	(326)
Issuance of common stock under Employee Stock Purchase Plan	12,638	—	194	—	—	—	194
Stock-based compensation	—	—	3,419	—	—	—	3,419
Common stock repurchase	—	—	—	—	(1,874,846)	(34,344)	(34,344)
Net income	—	—	—	19,974	—	—	19,974
Balance July 31, 2019	32,000,548	$320	$116,645	$554,114	(1,874,846)	$(34,344)	$636,735

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2018	31,435,775	$314	$101,087	$433,667	—	$—	$535,068
Adoption of ASU 2014-09	—	—	—	957	—	—	957
Exercise of options and vesting of restricted stock, net of withholding tax	143,021	2	(1,850)	—	—	—	(1,848)
Issuance of common stock under Employee Stock Purchase Plan	8,031	—	226	—	—	—	226
Stock-based compensation	—	—	2,520	—	—	—	2,520
Net income	—	—	—	12,732	—	—	12,732
Balance April 30, 2018	31,586,827	$316	$101,983	$447,356	—	$—	$549,655
Exercise of options and vesting of restricted stock, net of withholding tax	100,018	1	(274)	—	—	—	(273)
Issuance of common stock under Employee Stock Purchase Plan	7,569	—	213	—	—	—	213
Stock-based compensation	—	—	3,042	—	—	—	3,042
Net income	—	—	—	17,011	—	—	17,011
Balance July 31, 2018	31,694,414	$317	$104,964	$464,367	—	$—	$569,648
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net income	$39,483	$29,743
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	17,682	15,434
Amortization of right-of-use asset	13,763	—
Amortization of debt issuance costs	4,210	6,382
Provision for bad debts and uncollectible interest	116,272	118,765
Stock-based compensation expense	6,636	5,562
Charges, net of credits, for facility relocations	(680)	—
Deferred income taxes	475	(1,776)
Tenant improvement allowances received from landlords	14,254	4,362
Change in operating assets and liabilities:
Customer accounts receivable	(95,829)	(100,331)
Other accounts receivables	(17,356)	(14,679)
Inventories	6,521	16,167
Other assets	(5,818)	17,359
Accounts payable	763	11,091
Accrued expenses	(7,368)	22,910
Operating leases	(626)	—
Income taxes	(4,810)	31,868
Deferred revenues and other credits	1,872	(7,205)
Net cash provided by operating activities	89,444	155,652
Cash flows from investing activities:
Purchases of property and equipment	(33,330)	(12,166)
Net cash used in investing activities	(33,330)	(12,166)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	381,790	—
Payments on asset-backed notes	(234,162)	(481,883)
Borrowings from revolving credit facility	778,166	839,236
Payments on revolving credit facility	(881,166)	(655,036)
Borrowings from warehouse facility	—	173,286
Payments on warehouse facility	(51,561)	(52,226)
Payments of debt issuance costs and amendment fees	(3,492)	(3,539)
Proceeds from stock issued under employee benefit plans	597	834
Tax payments associated with equity-based compensation transactions	(1,781)	(2,516)
Payment from extinguishment of debt	—	(1,177)
Purchase of treasury stock	(33,019)	—
Other	(641)	(531)
Net cash used in financing activities	(45,269)	(183,552)
Net change in cash, cash equivalents and restricted cash	10,845	(40,066)
Cash, cash equivalents and restricted cash, beginning of period	64,937	96,158
Cash, cash equivalents and restricted cash, end of period	$75,782	$56,092
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$968	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$53,974	$—
Property and equipment purchases not yet paid	$14,241	$4,363
Share repurchases not yet settled	$1,325	$—
Supplemental cash flow data:
Cash interest paid	$21,559	$25,505
Cash income taxes paid, net	$16,859	$(21,969)
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
Cash and Cash Equivalents. As of July 31, 2019 and January 31, 2019, cash and cash equivalents included cash, credit card deposits in transit, and highly liquid debt instruments purchased with a maturity date of three months or less. Credit card deposits in transit included in cash and cash equivalents were $2.3 million and $2.5 million as of July 31, 2019 and January 31, 2019, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of July 31, 2019 and January 31, 2019 includes $53.7 million and $45.3 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $12.7 million and $12.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At July 31, 2019 and January 31, 2019, there was $11.6 million and $11.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At July 31, 2019 and January 31, 2019, the carrying value of customer accounts receivable in non-accrual status was $14.6 million and $13.9 million, respectively. At July 31, 2019 and January 31, 2019, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $95.4 million and $106.5 million, respectively. At July 31, 2019 and January 31, 2019, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $12.1 million and $12.0 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 4, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $5.2 million and $6.1 million as of July 31, 2019 and January 31, 2019, respectively.
Income Taxes. For the six months ended July 31, 2019 and 2018, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2020 and 2019 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the six months ended July 31, 2019 and 2018, the effective tax rate was 23.9% and 21.4%, respectively. The primary factor affecting the increase in our effective tax rate for the six months ended July 31, 2019 was a decrease in deductible compensation expense compared to the prior year period.
Stock-based Compensation. Stock-based compensation expense is recorded, net of estimated forfeitures, for share-based compensation awards over the requisite service period using the straight-line method. An adjustment is made to compensation cost for any difference between the estimated forfeitures and the actual forfeitures related to the awards. For equity-classified share-based compensation awards, expense is recognized based on the grant-date fair value. For stock option grants, we use the Black-Scholes model to determine fair value. For grants of restricted stock units (“RSUs”), the fair value of the grant is the market value of our stock at the date of issuance. For grants of performance-based restricted stock units (“PSUs”), the fair value of the grant is the market value of our stock at the date of issuance adjusted for a market condition, a performance condition and a service condition.
The following table sets forth the RSUs, stock options and PSUs granted during the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
RSUs (1)	100,365	69,478	103,794	149,889
Stock Options (2)	—	—	—	620,166
PSUs (3)	33,894	—	33,894	—
Total stock awards granted	134,259	69,478	137,688	770,055
Aggregate grant date fair value (in thousands)	$2,774	$1,673	$2,845	$17,184
(1) The majority of RSUs issued during the three and six months ended July 31, 2019 and 2018 are scheduled to vest ratably over periods of three to four years from the date of grant.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) The weighted-average assumptions for the option awards granted during the six months ended July 31, 2018 included expected volatility of 68.0%, an expected term of 6.5 years and risk-free interest rate of 2.67%. No dividend yield was included in the weighted-average assumptions for the option awards granted during the six months ended July 31, 2018.
(3) The PSUs issued during the three months ended July 31, 2019 will vest, if at all, upon certification, after the Company’s fiscal year 2022 by the Compensation Committee, of the satisfaction of certain performance conditions.
For the three months ended July 31, 2019 and 2018, stock-based compensation expense was $3.4 million and $3.1 million, respectively. For the six months ended July 31, 2019 and 2018, stock-based compensation expense was $6.6 million and $5.6 million, respectively.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Weighted-average common shares outstanding - Basic	31,442,909	31,652,017	31,660,320	31,597,225
Dilutive effect of stock options, PSUs and RSUs	515,795	590,446	537,704	613,534
Weighted-average common shares outstanding - Diluted	31,958,704	32,242,463	32,198,024	32,210,759
For the three months ended July 31, 2019 and 2018, the weighted-average number of stock options and RSUs not included in the calculation due to their anti-dilutive effect, was 927,969 and 624,291, respectively. For the six months ended July 31, 2019 and 2018, the weighted-average number of stock options and RSUs not included in the calculation due to their anti-dilutive effect, was 892,098 and 497,224, respectively.
As the performance conditions pursuant to the Company’s PSU agreements have not been met in full, 228,477 PSUs are not included in the computation of diluted EPS for the three and six months ended July 31, 2019 and 400,834 PSUs are not included in the computation of diluted EPS for the three and six months ended July 31, 2018.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At July 31, 2019, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $230.2 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At July 31, 2019, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the three and six months ended July 31, 2019, we recognized $1.0 million and $1.4 million of revenue for customer deposits deferred as of the beginning of the period. During the three and six months ended July 31, 2019, we recognized $1.3 million and $2.5 million of revenue for RSA administrative fees deferred as of January 31, 2019.
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
The cumulative effect of the changes made to the Company’s Condensed Consolidated Balance Sheet as a result of the adoption of ASC 842 were as follows (in thousands):

	Impact of Adoption of ASC 842
(in thousands)	Balance at January 31, 2019	Adjustments due to ASC 842	Balance at February 1, 2019
Assets
Current assets (1)	$1,014,394	$(2,983)	$1,011,411
Operating lease right-of-use assets (2)	—	227,421	227,421
Deferred income taxes (3)	27,535	(1,447)	26,088
Liabilities
Current liabilities (4)	237,568	(12,426)	225,142
Operating lease liability - current (5)	—	29,815	29,815
Deferred rent (4)	93,127	(93,127)	—
Operating lease liability - non-current (5)	—	300,170	300,170
Other long-term liabilities (3)	33,015	(7,606)	25,409
Stockholder’s equity (3)	619,975	6,159	626,134

(1)	Reclassification of the $3.0 million January 31, 2019 balance of accounts receivable for tenant improvement allowances to a reduction in the operating lease liability.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements Yet To Be Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The standard will become effective for us in the first quarter of fiscal year 2021 and early adoption was permitted beginning in the first quarter of fiscal year 2020. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2019-04 requires that the current estimate of recoveries are included in the allowance for credit losses. We have formed a cross-functional working group comprised of individuals from various functional areas including credit, finance, accounting, and information technology. While we are currently evaluating the likely impact the adoption of this ASU will have on our Consolidated Financial Statements, the adoption of ASU 2016-13 will result in a material increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.
2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	July 31, 2019	January 31, 2019
Customer accounts receivable portfolio balance	$1,557,920	$1,589,828
Deferred fees and origination costs, net	(15,742)	(16,579)
Allowance for no-interest option credit programs	(15,866)	(19,257)
Allowance for uncollectible interest	(15,213)	(15,555)
Carrying value of customer accounts receivable	1,511,099	1,538,437
Allowance for bad debts	(192,288)	(199,324)
Carrying value of customer accounts receivable, net of allowance for bad debts	1,318,811	1,339,113
Short-term portion of customer accounts receivable, net	(664,980)	(652,769)
Long-term customer accounts receivable, net	$653,831	$686,344

	Carrying Value
(in thousands)	July 31, 2019	January 31, 2019
Customer accounts receivable 60+ days past due (1)	$132,187	$146,188
Re-aged customer accounts receivable (2)(3)	389,591	395,576
Restructured customer accounts receivable (4)	190,654	183,641

(1)
As of July 31, 2019 and January 31, 2019, the carrying value of customer accounts receivable past due one day or greater was $420.5 million and $420.9 million, respectively. These amounts include the 60+ days past due balances shown above.

(2)	The re-aged carrying value as of July 31, 2019 and January 31, 2019 includes $86.0 million and $92.4 million in carrying value that are both 60+ days past due and re-aged.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
The re-aged carrying value as of July 31, 2019 and January 31, 2019 includes $15.9 million and $26.5 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

(4)	The restructured carrying value as of July 31, 2019 and January 31, 2019 includes $44.3 million and $43.9 million in carrying value that are both 60+ days past due and restructured.
The following presents the activity in our allowance for doubtful accounts and uncollectible interest for customer accounts receivable:

	Six Months Ended July 31, 2019			Six Months Ended July 31, 2018
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$147,123	$67,756	$214,879	$148,856	$54,716	$203,572
Provision (1)	79,062	37,067	116,129	85,117	33,146	118,263
Principal charge-offs (2)	(80,330)	(30,267)	(110,597)	(82,124)	(25,264)	(107,388)
Interest charge-offs	(18,479)	(6,963)	(25,442)	(16,161)	(4,972)	(21,133)
Recoveries (2)	9,102	3,430	12,532	7,873	2,422	10,295
Allowance at end of period	$136,478	$71,023	$207,501	$143,561	$60,048	$203,609
Average total customer portfolio balance	$1,360,643	$192,212	$1,552,855	$1,340,360	$162,951	$1,503,311

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include the principal amount collected during the period for previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

3.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Interest income and fees	$85,204	$80,435	$169,221	$156,781
Insurance income	9,590	7,774	16,904	14,045
Other revenues	203	98	405	112
Total finance charges and other revenues	$94,997	$88,307	$186,530	$170,938
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
During the three months ended July 31, 2019 and 2018, interest income and fees reflected provisions for uncollectible interest of $14.4 million and $12.4 million, respectively. The amount included in interest income and fees related to TDR accounts for the three months ended July 31, 2019 and 2018 were $8.6 million and $6.5 million, respectively. During the six months ended July 31, 2019 and 2018, interest income and fees reflected provisions for uncollectible interest of $26.7 million and $23.9 million, respectively. The amount included in interest income and fees related to TDR accounts for the six months ended July 31, 2019 and 2018 were $16.7 million and $12.3 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	July 31, 2019	January 31, 2019
Revolving Credit Facility	$163,500	$266,500
Senior Notes	227,000	227,000
2017-B VIE Asset-backed Class B Notes	29,001	98,297
2017-B VIE Asset-backed Class C Notes	78,640	78,640
2018-A VIE Asset-backed Class A Notes	61,415	105,971
2018-A VIE Asset-backed Class B Notes	37,038	63,908
2018-A VIE Asset-backed Class C Notes	37,038	63,908
2019-A VIE Asset-backed Class A Notes	187,959	—
2019-A VIE Asset-backed Class B Notes	64,750	—
2019-A VIE Asset-backed Class C Notes	62,510	—
Warehouse Notes	2,074	53,635
Financing lease obligations	5,402	5,075
Total debt and financing lease obligations	956,327	962,934
Less:
Discount on debt	(1,684)	(1,966)
Deferred debt issuance costs	(6,104)	(5,637)
Current maturities of long-term debt and financing lease obligations	(2,558)	(54,109)
Long-term debt and financing lease obligations	$945,981	$901,222
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of July 31, 2019, $213.8 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
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
The asset-backed notes outstanding as of July 31, 2019 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class B Notes	$132,180	$131,281	$29,001	12/20/2017	4/15/2021	4.52%	5.30%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.35%
2018-A Class A Notes	219,200	217,832	61,415	8/15/2018	1/17/2023	3.25%	4.82%
2018-A Class B Notes	69,550	69,020	37,038	8/15/2018	1/17/2023	4.65%	5.60%
2018-A Class C Notes	69,550	68,850	37,038	8/15/2018	1/17/2023	6.02%	6.97%
2019-A Class A Notes	254,530	253,026	187,959	4/24/2019	10/16/2023	3.40%	4.71%
2019-A Class B Notes	64,750	64,276	64,750	4/24/2019	10/16/2023	4.36%	5.17%
2019-A Class C Notes	62,510	61,898	62,510	4/24/2019	10/16/2023	5.29%	6.18%
Warehouse Notes	121,060	118,972	2,074	7/16/2018	1/15/2020	Index + 2.50% (3)	6.43%
Total	$1,071,970	$1,062,998	$560,425

(1)	After giving effect to debt issuance costs.

(2)	For the six months ended July 31, 2019, and inclusive of the impact of changes in timing of actual and expected cash flows.

(3)	The rate on the Warehouse Notes is defined as the applicable index plus a 2.50% fixed margin.
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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 6.5% for the six months ended July 31, 2019.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2019, we had immediately available borrowing capacity of $403.0 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million. We also had $81.0 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and total eligible inventory balances.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of July 31, 2019, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $266.4 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at July 31, 2019. A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at July 31, 2019 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed (minimum)	4.69:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed (minimum)	4.38:1.00	1.50:1.00
Leverage Ratio must not exceed (maximum)	1.90:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed (maximum)	1.12:1.00	2.00:1.00
Capital Expenditures, net, must not exceed (maximum)	$27.3 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
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
Supplemental lease information is summarized below:

(in thousands)	Balance sheet classification	July 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$248,707
Finance lease assets	Property and equipment, net	5,993
Total leased assets		254,700
Liabilities
Operating (1)	Operating lease liability - current	$44,804
Finance	Current maturities of debt and finance lease obligations	613
Operating	Operating lease liability - non current	331,010
Finance	Long-term debt and finance lease obligations	4,789
Total lease liabilities		$381,216

(1)	Represents the gross operating lease liability before tenant improvement allowances. As of July 31, 2019 we had $11.4 million of tenant improvement allowances to be remitted by the landlord.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Cost		Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
(in thousands)	Income statement classification
Operating lease costs (1)	Selling, general and administrative expense	$14,587	$28,515

(1)	Includes short-term and variable lease costs, which are not significant.
Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Additional details regarding the Company’s leasing activities as a lessee are presented below:

Other Information	Six Months Ended July 31, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$33,408
Weighted-average remaining lease term (in years)
Finance leases	11.4
Operating leases	7.3
Weighted-average discount rate
Finance leases	6.1%
Operating leases (1)	8.5%

(1)	Upon adoption of ASC 842, discount rates for existing operating leases were established as of February 1, 2019.
The following table presents a summary of our minimum contractual commitments and obligations as of July 31, 2019:

	Operating Leases	Finance Leases	Total
(in thousands)

2020	$74,187	$925	$75,112
2021	73,119	889	74,008
2022	72,213	763	72,976
2023	68,284	731	69,015
2024	61,316	771	62,087
Thereafter	157,042	3,576	160,618
Total undiscounted cash flows	506,161	7,655	513,816
Less: Interest	130,347	2,253	132,600
Total lease liabilities	$375,814	$5,402	$381,216
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Court previously had stayed the MicroCapital Action pending resolution of other outstanding litigation (In re Conn’s Inc. Sec. Litig., Cause No. 14-CV-00548 (S.D. Tex.) (the “Consolidated Securities Action”)), which was settled in October 2018. After that settlement, the stay was lifted, and the defendants filed a motion to dismiss plaintiff’s complaint in the MicroCapital Action on November 6, 2018. Briefing on the motion to dismiss was completed on January 16, 2019. On July 26, 2019, the magistrate judge to which defendants’ motion to dismiss had been assigned issued a report and recommendation, recommending that defendants’ motion to dismiss the complaint be granted in part and denied in part.  Both parties filed timely objections to that report and recommendation on August 9, 2019.  Those objections currently are pending before the Court.
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
Regulatory Matters. On July 15, 2019, we reached a settlement with the SEC relating to the previously disclosed SEC investigation commenced in November 2014 into the Company’s underwriting policies and bad debt provisions from July 31, 2012 to July 31, 2014. In connection with the settlement process, on July 15, 2019, the SEC filed a civil complaint and agreed judgment against the Company and a former officer in the U.S. District Court for the Southern District of Texas.
Without admitting or denying the allegations in the SEC’s complaint, the Company consented to entry of a final judgment pursuant to which it paid a civil monetary penalty of $1.1 million to the SEC.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	July 31, 2019	January 31, 2019
Assets:
Restricted cash	$66,444	$57,475
Due from Conn’s, Inc., net	8,874	5,504
Customer accounts receivable:
Customer accounts receivable	625,436	538,826
Restructured accounts	152,062	135,834
Allowance for uncollectible accounts	(125,142)	(106,327)
Allowance for no-interest option credit programs	(7,278)	(8,047)
Deferred fees and origination costs	(6,213)	(5,321)
Total customer accounts receivable, net	638,865	554,965
Total assets	$714,183	$617,944
Liabilities:
Accrued expenses	$4,465	$3,939
Other liabilities	5,086	5,513
Short-term debt:
Warehouse Notes	1,945	53,635

Long-term debt:
2017-B Class B Notes	29,001	98,297
2017-B Class C Notes	78,640	78,640
2018-A Class A Notes	61,415	105,971
2018-A Class B Notes	37,038	63,908
2018-A Class C Notes	37,038	63,908
2019-A Class A Notes	187,959	—
2019-A Class B Notes	64,750	—
2019-A Class C Notes	62,510	—
	558,351	410,724
Less: deferred debt issuance costs	(3,715)	(2,731)
Total long-term debt	554,636	407,993
Total debt	$556,581	$461,628
Total liabilities	$566,132	$471,080
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of July 31, 2019, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment is presented in the following tables:

	Three Months Ended July 31, 2019			Three Months Ended July 31, 2018
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$99,455	$—	$99,455	$97,066	$—	$97,066
Home appliance	99,356	—	99,356	91,471	—	91,471
Consumer electronics	53,692	—	53,692	55,654	—	55,654
Home office	17,883	—	17,883	19,289	—	19,289
Other	4,192	—	4,192	3,699	—	3,699
Product sales	274,578	—	274,578	267,179	—	267,179
Repair service agreement commissions	27,647	—	27,647	25,662	—	25,662
Service revenues	3,837	—	3,837	3,472	—	3,472
Total net sales	306,062	—	306,062	296,313	—	296,313
Finance charges and other revenues	203	94,794	94,997	98	88,209	88,307
Total revenues	306,265	94,794	401,059	296,411	88,209	384,620
Costs and expenses:
Cost of goods sold	182,065	—	182,065	173,627	—	173,627
Selling, general and administrative expense (1)	88,147	39,337	127,484	83,003	37,687	120,690
Provision for bad debts	(19)	49,755	49,736	243	50,508	50,751
Charges and credits	—	—	—	300	—	300
Total costs and expenses	270,193	89,092	359,285	257,173	88,195	345,368
Operating income	36,072	5,702	41,774	39,238	14	39,252
Interest expense	—	14,396	14,396	—	15,566	15,566
Loss on extinguishment of debt	—	—	—	—	1,367	1,367
Income (loss) before income taxes	$36,072	$(8,694)	$27,378	$39,238	$(16,919)	$22,319

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended July 31, 2019			Six Months Ended July 31, 2018
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$187,819	$—	$187,819	$194,086	$—	$194,086
Home appliance	176,646	—	176,646	169,494	—	169,494
Consumer electronics	103,341	—	103,341	107,956	—	107,956
Home office	33,589	—	33,589	37,599	—	37,599
Other	7,628	—	7,628	7,358	—	7,358
Product sales	509,023	—	509,023	516,493	—	516,493
Repair service agreement commissions	51,671	—	51,671	48,525	—	48,525
Service revenues	7,347	—	7,347	7,051	—	7,051
Total net sales	568,041	—	568,041	572,069	—	572,069
Finance charges and other revenues	405	186,125	186,530	112	170,826	170,938
Total revenues	568,446	186,125	754,571	572,181	170,826	743,007
Costs and expenses:
Cost of goods sold	339,293	—	339,293	340,216	—	340,216
Selling, general and administrative expense (1)	167,769	77,629	245,398	160,755	74,813	235,568
Provision for bad debts	110	89,672	89,782	503	94,404	94,907
Charges and credits	(695)	—	(695)	300	—	300
Total costs and expenses	506,477	167,301	673,778	501,774	169,217	670,991
Operating income	61,969	18,824	80,793	70,407	1,609	72,016
Interest expense	—	28,893	28,893	—	32,386	32,386
Loss on extinguishment of debt	—	—	—	—	1,773	1,773
Income (loss) before income taxes	$61,969	$(10,069)	$51,900	$70,407	$(32,550)	$37,857
	July 31, 2019			July 31, 2018
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$699,382	$1,446,843	$2,146,225	$416,166	$1,380,335	$1,796,501

(1)
For the three months ended July 31, 2019 and 2018, the amount of corporate overhead allocated to each segment reflected in SG&A was $9.7 million and $9.3 million, respectively. For the three months ended July 31, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $9.7 million and $9.4 million, respectively. For the six months ended July 31, 2019 and 2018, the amount of corporate overhead allocated to each segment reflected in SG&A was $17.6 million and $17.6 million, respectively. For the six months ended July 31, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $19.4 million and $18.8 million, respectively.

9.	Guarantor Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn’s, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of July 31, 2019 and January 31, 2019, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following financial information presents the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Income, and Condensed Consolidated Statement of Cash Flows for Conn’s, Inc. (the issuer of the Senior Notes), the Guarantors, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and operations. The condensed consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) Guarantors,
(iii) Non-Guarantor Subsidiaries, and
(iv) the parent company and the subsidiaries on a consolidated basis at July 31, 2019 and January 31, 2019 (after the elimination of intercompany balances and transactions).
Condensed Consolidated Balance Sheet as of July 31, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7,563	$—	$—	$7,563
Restricted cash	—	1,775	66,444	—	68,219
Customer accounts receivable, net of allowances	—	391,295	273,685	—	664,980
Other accounts receivable	—	67,056	—	—	67,056
Inventories	—	213,513	—	—	213,513
Other current assets	—	9,935	8,874	(8,098)	10,711
Total current assets	—	691,137	349,003	(8,098)	1,032,042
Investment in and advances to subsidiaries	834,864	148,049	—	(982,913)	—
Long-term portion of customer accounts receivable, net of allowances	—	288,651	365,180	—	653,831
Property and equipment, net	—	174,225	—	—	174,225
Operating lease right-of-use assets	—	248,707	—	—	248,707
Deferred income taxes	25,612	—	—	—	25,612
Other assets	—	11,808	—	—	11,808
Total assets	$860,476	$1,562,577	$714,183	$(991,011)	$2,146,225
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and financing lease obligations	$—	$613	$1,945	$—	$2,558
Accounts payable	—	73,205	—	—	73,205
Accrued expenses	686	83,754	4,465	(3,196)	85,709
Operating lease liability - current	—	33,398	—	—	33,398
Other current liabilities	—	13,783	2,346	(4,900)	11,229
Total current liabilities	686	204,753	8,756	(8,096)	206,099
Operating lease liability - non current	—	331,010	—	—	331,010
Long-term debt and financing lease obligations	223,055	168,290	554,636	—	945,981
Other long-term liabilities	—	23,660	2,740	—	26,400
Total liabilities	223,741	727,713	566,132	(8,096)	1,509,490
Total stockholders’ equity	636,735	834,864	148,051	(982,915)	636,735
Total liabilities and stockholders’ equity	$860,476	$1,562,577	$714,183	$(991,011)	$2,146,225
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Income for the Three Months Ended July 31, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$306,062	$—	$—	$306,062
Finance charges and other revenues	—	43,327	51,670	—	94,997
Servicing fee revenue	—	8,865	—	(8,865)	—
Total revenues	—	358,254	51,670	(8,865)	401,059
Costs and expenses:
Cost of goods sold	—	182,065	—	—	182,065
Selling, general and administrative expense	—	125,549	10,800	(8,865)	127,484
Provision for bad debts	—	20,355	29,381	—	49,736
Total costs and expenses	—	327,969	40,181	(8,865)	359,285
Operating income	—	30,285	11,489	—	41,774
Interest expense	4,443	1,337	8,616	—	14,396
Income (loss) before income taxes	(4,443)	28,948	2,873	—	27,378
Provision (benefit) for income taxes	(1,218)	7,979	643	—	7,404
Net income (loss)	(3,225)	20,969	2,230	—	19,974
Income from consolidated subsidiaries	23,199	2,230	—	(25,429)	—
Consolidated net income	$19,974	$23,199	$2,230	$(25,429)	$19,974
Condensed Consolidated Statement of Income for the Three Months Ended July 31, 2018:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$296,313	$—	$—	$296,313
Finance charges and other revenues	—	56,653	31,654	—	88,307
Servicing fee revenue	—	3,035	—	(3,035)	—
Total revenues	—	356,001	31,654	(3,035)	384,620
Costs and expenses:
Cost of goods sold	—	173,627	—	—	173,627
Selling, general and administrative expense	—	115,515	8,210	(3,035)	120,690
Provision for bad debts	—	29,868	20,883	—	50,751
Charges and credits	—	300	—	—	300
Total costs and expenses	—	319,310	29,093	(3,035)	345,368
Operating income	—	36,691	2,561	—	39,252
Interest expense	4,448	3,733	7,385	—	15,566
Loss on extinguishment of debt	—	142	1,225	—	1,367
Income (loss) before income taxes	(4,448)	32,816	(6,049)	—	22,319
Provision (benefit) for income taxes	(1,058)	7,805	(1,439)	—	5,308
Net income (loss)	(3,390)	25,011	(4,610)	—	17,011
Income (loss) from consolidated subsidiaries	20,401	(4,610)	—	(15,791)	—
Consolidated net income (loss)	$17,011	$20,401	$(4,610)	$(15,791)	$17,011

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Income for the Six Months Ended July 31, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$568,041	$—	$—	$568,041
Finance charges and other revenues	—	107,352	79,178	—	186,530
Servicing fee revenue	—	17,698	—	(17,698)	—
Total revenues	—	693,091	79,178	(17,698)	754,571
Costs and expenses:
Cost of goods sold	—	339,293	—	—	339,293
Selling, general and administrative expense	—	245,005	18,091	(17,698)	245,398
Provision for bad debts	—	44,339	45,443	—	89,782
Charges and credits	—	(695)	—	—	(695)
Total costs and expenses	—	627,942	63,534	(17,698)	673,778
Operating income	—	65,149	15,644	—	80,793
Interest expense	8,886	5,924	14,083	—	28,893
Income (loss) before income taxes	(8,886)	59,225	1,561	—	51,900
Provision (benefit) for income taxes	(2,126)	14,169	374	—	12,417
Net income (loss)	(6,760)	45,056	1,187	—	39,483
Income from consolidated subsidiaries	46,243	1,187	—	(47,430)	—
Consolidated net income	$39,483	$46,243	$1,187	$(47,430)	$39,483
Condensed Consolidated Statement of Income for the Six Months Ended July 31, 2018:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$572,069	$—	$—	$572,069
Finance charges and other revenues	—	102,308	68,630	—	170,938
Servicing fee revenue	—	19,781	—	(19,781)	—
Total revenues	—	694,158	68,630	(19,781)	743,007
Costs and expenses:
Cost of goods sold	—	340,216	—	—	340,216
Selling, general and administrative expense	—	235,308	20,041	(19,781)	235,568
Provision for bad debts	—	36,876	58,031	—	94,907
Charges and credits	—	300	—	—	300
Total costs and expenses	—	612,700	78,072	(19,781)	670,991
Operating income (loss)	—	81,458	(9,442)	—	72,016
Interest expense	8,891	6,766	16,729	—	32,386
Loss on extinguishment of debt	—	142	1,631	—	1,773
Income (loss) before income taxes	(8,891)	74,550	(27,802)	—	37,857
Provision (benefit) for income taxes	(1,906)	15,979	(5,959)	—	8,114
Net income (loss)	(6,985)	58,571	(21,843)	—	29,743
Income (loss) from consolidated subsidiaries	36,728	(21,843)	—	(14,885)	—
Consolidated net income (loss)	$29,743	$36,728	$(21,843)	$(14,885)	$29,743

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the Six Months Ended July 31, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(597)	$173,701	$(83,660)	$—	$89,444
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(379,200)	379,200	—
Sale of customer accounts receivables	—	—	379,200	(379,200)	—
Purchase of property and equipment	—	(33,330)	—	—	(33,330)
Investment in subsidiary	—	(33,019)	—	33,019	—
Net cash used in investing activities	—	(66,349)	—	33,019	(33,330)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	381,790	—	381,790
Payments on asset-backed notes	—	—	(234,162)	—	(234,162)
Borrowings from revolving credit facility	—	778,166	—	—	778,166
Contribution from subsidiary	33,019	—	—	(33,019)	—
Payments on revolving credit facility	—	(881,166)	—	—	(881,166)
Payments of debt issuance costs and amendment fees	—	(55)	(3,437)	—	(3,492)
Payments on warehouse facility	—	—	(51,561)	—	(51,561)
Proceeds from stock issued under employee benefit plans	597	—	—	—	597
Tax payments associated with equity-based compensation transactions	—	(1,781)	—	—	(1,781)
Purchase of treasury stock	(33,019)	—	—	—	(33,019)
Other	—	(641)	—	—	(641)
Net cash provided by (used in) financing activities	597	(105,477)	92,630	(33,019)	(45,269)
Net change in cash, cash equivalents and restricted cash	—	1,875	8,970	—	10,845
Cash, cash equivalents and restricted cash, beginning of period	—	7,462	57,475	—	64,937
Cash, cash equivalents and restricted cash, end of period	$—	$9,337	$66,445	$—	$75,782

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the Six Months Ended July 31, 2018:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(834)	$(33)	$156,519	$—	$155,652
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(170,144)	170,144	—
Sale of customer accounts receivables	—	—	170,144	(170,144)	—
Purchase of property and equipment	—	(12,166)	—	—	(12,166)
Net cash used in investing activities	—	(12,166)	—	—	(12,166)
Cash flows from financing activities:
Payments on asset-backed notes	—	(169,803)	(312,080)	—	(481,883)
Borrowings from revolving credit facility	—	839,236	—	—	839,236
Payments on revolving credit facility	—	(655,036)	—	—	(655,036)
Borrowings from warehouse facility	—	—	173,286	—	173,286
Payments of debt issuance costs and amendment fees	—	(2,825)	(714)	—	(3,539)
Payments on warehouse facility	—	—	(52,226)	—	(52,226)
Proceeds from stock issued under employee benefit plans	834	—	—	—	834
Tax payments associated with equity-based compensation transactions	—	(2,516)	—	—	(2,516)
Payments from extinguishment of debt	—	(1,177)	—	—	(1,177)
Other	—	(531)	—	—	(531)
Net cash provided by (used in) financing activities	834	7,348	(191,734)	—	(183,552)
Net change in cash, cash equivalents and restricted cash	—	(4,851)	(35,215)	—	(40,066)
Cash, cash equivalents and restricted cash, beginning of period	—	10,836	85,322	—	96,158
Cash, cash equivalents and restricted cash, end of period	$—	$5,985	$50,107	$—	$56,092

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity

Share Repurchases

On May 30, 2019, we entered into a stock repurchase program, effective as of May 31, 2019, pursuant to which we may repurchase up to $75.0 million of our outstanding common stock. The program will remain effective for one year, unless extended by the Board of Directors. During the three months ended July 31, 2019, we repurchased 1,874,846 shares of our common stock at an average weighted cost per share of $18.30 for an aggregate amount of $34.3 million.
11.     Subsequent Events
For the period August 1, 2019 through August 29, 2019, we repurchased an additional 1,207,690 shares of our common stock for $23.6 million at an average price of $19.56 per share. The total shares repurchased through August 29, 2019 under the plan in aggregate is 3,082,536 shares for $57.9 million at an average price of $18.79 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; the expected timing and amount of our share repurchases; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (the “2019 Form 10-K”) and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Executive Summary
Total revenues were $401.1 million for the three months ended July 31, 2019 compared to $384.6 million for the three months ended July 31, 2018, an increase of $16.4 million or 4.3%. Retail revenues were $306.3 million for the three months ended July 31, 2019 compared to $296.4 million for the three months ended July 31, 2018, an increase of $9.9 million or 3.3%. The increase in retail revenue was primarily driven by new store growth, partially offset by a decrease in same store sales of 2.3%. The decrease in same store sales was driven by a decrease of 9.3% in markets impacted by Hurricane Harvey, partially offset by an increase of 0.4% in markets not impacted by Hurricane Harvey. Same store sales include e-commerce sales. We believe the decrease in same store sales in markets impacted by Hurricane Harvey was primarily a result of the impact of rebuilding efforts during the three months ended July 31, 2018. Credit revenues were $94.8 million for the three months ended July 31, 2019 compared to $88.2 million for the three months ended July 31, 2018, an increase of $6.6 million or 7.5%. The increase in credit revenue resulted from the origination of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 21.9% from 21.3% for the comparative period in fiscal year 2019, and from a 3.0% increase in the average outstanding balance of the customer accounts receivable portfolio. In addition, insurance income contributed to an increase in credit revenue over the prior year period primarily due to an increase in insurance retrospective income for the three months ended July 31, 2019.
Retail gross margin for the three months ended July 31, 2019 was 40.5%, a decrease of 90 basis points from the 41.4% reported for the three months ended July 31, 2018. The decrease in retail gross margin was primarily driven by higher margins realized in the comparative three months ended July 31, 2018 due to the one-time benefit of increases in appliance retail pricing related to tariff adjustments and the associated forward purchases of inventory, coupled with increased logistics costs to help support future growth in the three months ended July 31, 2019. The decrease was partially offset by an increase in retrospective income on our repair service agreements (“RSAs”) during the three months ended July 31, 2019.
Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2019 was $127.5 million compared to $120.7 million for the three months ended July 31, 2018, an increase of $6.8 million or 5.6%. The SG&A increase in the retail segment was primarily due to increases in new store occupancy costs and compensation costs period over period offset by a decrease in advertising expense. The SG&A increase in the credit segment was primarily due to an increase in general operational expenses and third-party legal expenses related to collection efforts on charged off accounts.
Provision for bad debts decreased to $49.7 million for the three months ended July 31, 2019 from $50.8 million for the three months ended July 31, 2018, a decrease of $1.1 million. The decrease was primarily driven by lower net charge offs of $1.6 million for the three months ended July 31, 2019 compared to the three months ended July 31, 2018, partially offset by a larger increase in the allowance for bad debts for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The larger increase in the allowance for bad debts was primarily driven by the year-over-year increase in the carrying value of the customer accounts receivable portfolio from July 31, 2018.
Interest expense decreased to $14.4 million for the three months ended July 31, 2019, compared to $15.6 million for the three months ended July 31, 2018, a decrease of $1.2 million. The decrease was driven by a lower weighted average cost of borrowing.
Net income for the three months ended July 31, 2019 was $20.0 million or $0.62 per diluted share, compared to $17.0 million, or $0.53 per diluted share, for the three months ended July 31, 2018.
Company Initiatives
In the second quarter of fiscal year 2020, we delivered strong credit segment performance, driven by higher yields, better portfolio performance and lower borrowing costs.  Retail operating margins remained strong, demonstrating our differentiated business model, improved product mix, and emphasis on disciplined cost management. We delivered the following financial and operational results in the second quarter of fiscal year 2020:

•	Achieved earnings per diluted share of $0.62 for the three months ended July 31, 2019, an increase of 17.0% compared to $0.53 for the three months ended July 31, 2018;

•	Recorded an increase in same store sales of 0.4% in non-hurricane Harvey markets;

•	Recorded retail gross margin of 40.5% representing our fifth consecutive quarter above our target retail gross margin of 40%;

•	Recorded an increase in e-commerce sales of 467% compared to the second quarter of fiscal year 2019;

•	Recorded record second quarter yield on our customer receivables portfolio of 21.9% as a result of the continued seasoning of loans originated under our higher-yielding direct loan program;

•
Increased our credit spread, which is the difference between net yield and charge-offs as a percentage of our average customer accounts receivable portfolio balance, to 8.9% for the three months ended July 31, 2019 from 7.5% for the three months ended July 31, 2018;

•
Reduced interest expense as a result of our deleveraging efforts combined with the continued successful execution of our asset-backed securitization program, which led to a 7.5% reduction in interest expense compared to the second quarter of fiscal year 2019; and

•	Repurchased $34.4 million or approximately 1.9 million shares of the Company’s common stock at an average share price of $18.30.
We believe that we have laid the foundation to execute our long-term growth strategy and prudently manage financial and operational risk while maximizing shareholder value. We remain focused on the following strategic priorities for fiscal year 2020:

•	Increase net income by improving performance across our core operational and financial metrics: same store sales, retail margin, portfolio yield, charge-off rate, and interest expense;

•	Open 14 new stores in our current geographic footprint to leverage our existing infrastructure;

•	Continue to refine and enhance our underwriting platform;

•	Mitigate increases in our interest expense;

•	Optimize our mix of quality, branded products and gain efficiencies in our warehouse, delivery and transportation operations to increase our retail gross margin;

•	Continue to grow our lease-to-own sales;

•	Continue to grow our e-commerce sales;

•	Maintain disciplined oversight of our SG&A;

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
Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues:
Total net sales	$306,062	$296,313	$9,749	$568,041	$572,069	$(4,028)
Finance charges and other revenues	94,997	88,307	6,690	186,530	170,938	15,592
Total revenues	401,059	384,620	16,439	754,571	743,007	11,564
Costs and expenses:
Cost of goods sold	182,065	173,627	8,438	339,293	340,216	(923)
Selling, general and administrative expense	127,484	120,690	6,794	245,398	235,568	9,830
Provision for bad debts	49,736	50,751	(1,015)	89,782	94,907	(5,125)
Charges and credits	—	300	(300)	(695)	300	(995)
Total costs and expenses	359,285	345,368	13,917	673,778	670,991	2,787
Operating income	41,774	39,252	2,522	80,793	72,016	8,777
Interest expense	14,396	15,566	(1,170)	28,893	32,386	(3,493)
Loss on extinguishment of debt	—	1,367	(1,367)	—	1,773	(1,773)
Income before income taxes	27,378	22,319	5,059	51,900	37,857	14,043
Provision for income taxes	7,404	5,308	2,096	12,417	8,114	4,303
Net income	$19,974	$17,011	$2,963	$39,483	$29,743	$9,740

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
The following table represents total revenues, costs and expenses, operating income and loss before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Revenues:
Product sales	$274,578	$267,179	$7,399	$509,023	$516,493	$(7,470)
Repair service agreement commissions	27,647	25,662	1,985	51,671	48,525	3,146
Service revenues	3,837	3,472	365	7,347	7,051	296
Total net sales	306,062	296,313	9,749	568,041	572,069	(4,028)
Finance charges and other	203	98	105	405	112	293
Total revenues	306,265	296,411	9,854	568,446	572,181	(3,735)
Costs and expenses:
Cost of goods sold	182,065	173,627	8,438	339,293	340,216	(923)
Selling, general and administrative expense (1)	88,147	83,003	5,144	167,769	160,755	7,014
Provision for bad debts	(19)	243	(262)	110	503	(393)
Charges and credits	—	300	(300)	(695)	300	(995)
Total costs and expenses	270,193	257,173	13,020	506,477	501,774	4,703
Operating income	$36,072	$39,238	$(3,166)	$61,969	$70,407	$(8,438)
Number of stores:
Beginning of period	127	118		123	116
Opened	4	—		8	2
End of period	131	118		131	118

Credit Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues:
Finance charges and other revenues	$94,794	$88,209	$6,585	$186,125	$170,826	$15,299
Costs and expenses:
Selling, general and administrative expense (1)	39,337	37,687	1,650	77,629	74,813	2,816
Provision for bad debts	49,755	50,508	(753)	89,672	94,404	(4,732)
Total costs and expenses	89,092	88,195	897	167,301	169,217	(1,916)
Operating income	5,702	14	5,688	18,824	1,609	17,215
Interest expense	14,396	15,566	(1,170)	28,893	32,386	(3,493)
Loss on extinguishment of debt	—	1,367	(1,367)	—	1,773	(1,773)
Loss before income taxes	$(8,694)	$(16,919)	$8,225	$(10,069)	$(32,550)	$22,481

(1)
For the three months ended July 31, 2019 and 2018, the amount of overhead allocated to each segment reflected in SG&A was $9.7 million and $9.3 million, respectively. For the three months ended July 31, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $9.7 million and $9.4 million, respectively. For the six months ended July 31, 2019 and 2018, the amount of corporate overhead allocated to each segment reflected in SG&A was $17.6 million and $17.6 million, respectively. For the six months ended July 31, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $19.4 million and $18.8 million, respectively.

Three months ended July 31, 2019 compared to three months ended July 31, 2018
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended July 31,					%	Same Store
(dollars in thousands)	2019	% of Total	2018	% of Total	Change	Change	% Change
Furniture and mattress	$99,455	32.5%	$97,066	32.8%	$2,389	2.5%	—
Home appliance	99,356	32.5	91,471	30.9	7,885	8.6	3.4
Consumer electronics	53,692	17.5	55,654	18.8	(1,962)	(3.5)	(12.2)
Home office	17,883	5.8	19,289	6.5	(1,406)	(7.3)	(11.2)
Other	4,192	1.4	3,699	1.2	493	13.3	6.3
Product sales	274,578	89.7	267,179	90.2	7,399	2.8	(2.1)
Repair service agreement commissions (1)	27,647	9.0	25,662	8.6	1,985	7.7	(3.6)
Service revenues	3,837	1.3	3,472	1.2	365	10.5
Total net sales	$306,062	100.0%	$296,313	100.0%	$9,749	3.3%	(2.3)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The increase in product sales for the three months ended July 31, 2019 was primarily due to new store growth, partially offset by a decrease in same store sales of 2.3%. The decrease in same store sales was driven by a decrease of 9.3% in markets impacted by Hurricane Harvey, partially offset by an increase of 0.4% in markets not impacted by Hurricane Harvey. We believe the decrease in same store sales in markets impacted by Hurricane Harvey was primarily a result of the impact of rebuilding efforts during the three months ended July 31, 2018.

The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended July 31,
(in thousands)	2019	2018	Change
Interest income and fees	$85,204	$80,435	$4,769
Insurance income	9,590	7,774	1,816
Other revenues	203	98	105
Finance charges and other revenues	$94,997	$88,307	$6,690
The increase in interest income and fees resulted from an increase in the yield rate to 21.9% for the three months ended July 31, 2019 from 21.3% for the three months ended July 31, 2018, an increase of 60 basis points, and from an increase of 3.0% in the average balance of the customer accounts receivable portfolio. The increase in the yield rate resulted from the origination of our higher-yielding direct loan product, which represented approximately 75% of our originations for the three months ended July 31, 2019. In addition, insurance income contributed to an increase in credit revenue over the prior year period primarily due to an increase in insurance retrospective income for the three months ended July 31, 2019.
The following table provides key portfolio performance information:

	Three Months Ended July 31,
(dollars in thousands)	2019	2018	Change
Interest income and fees	$85,204	$80,435	$4,769
Net charge-offs	(50,005)	(51,642)	1,637
Interest expense	(14,396)	(15,566)	1,170
Net portfolio income	$20,803	$13,227	$7,576
Average outstanding portfolio balance	$1,542,849	$1,497,635	$45,214
Interest income and fee yield (annualized)	21.9%	21.3%
Net charge-off % (annualized)	13.0%	13.8%
Retail Gross Margin

	Three Months Ended July 31,
(dollars in thousands)	2019	2018	Change
Retail total net sales	$306,062	$296,313	$9,749
Cost of goods sold	182,065	173,627	8,438
Retail gross margin	$123,997	$122,686	$1,311
Retail gross margin percentage	40.5%	41.4%
The decrease in retail gross margin was primarily driven by higher margins realized in the comparative three months ended July 31, 2018 due to the one-time benefit of increases in appliance retail pricing related to tariff adjustments and the associated forward purchases of inventory, coupled with increased logistics costs to help support future growth in the three months ended July 31, 2019. The decrease was partially offset by an increase in retrospective income on our RSAs during the three months ended July 31, 2019.

Selling, General and Administrative Expense

	Three Months Ended July 31,
(dollars in thousands)	2019	2018	Change
Retail segment	$88,147	$83,003	$5,144
Credit segment	39,337	37,687	1,650
Selling, general and administrative expense - Consolidated	$127,484	$120,690	$6,794
Selling, general and administrative expense as a percent of total revenues	31.8%	31.4%
The SG&A increase in the retail segment was primarily due to increases in new store occupancy costs and compensation costs offset by a decrease in advertising expense. The SG&A increase in the credit segment was primarily due to an increase in general operational expenses and third-party legal expenses related to collection efforts on charged off accounts. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment for the three months ended July 31, 2019 increased 10 basis points as compared to the three months ended July 31, 2018.
Provision for Bad Debts

	Three Months Ended July 31,
(dollars in thousands)	2019	2018	Change
Retail segment	$(19)	$243	$(262)
Credit segment	49,755	50,508	(753)
Provision for bad debts - Consolidated	$49,736	$50,751	$(1,015)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	12.9%	13.5%
The provision for bad debts decreased to $49.7 million for the three months ended July 31, 2019 from $50.8 million for the three months ended July 31, 2018, a decrease of $1.1 million. The decrease was driven by lower net charge-offs of $1.6 million for the three months ended July 31, 2019 compared to the three months ended July 31, 2018, partially offset by a larger increase in the allowance for bad debts for the three months ended July 31, 2019. The larger increase in the allowance for bad debts was primarily driven by the year-over-year increase in the carrying value of the customer accounts receivable portfolio from July 31, 2018.
Charges and Credits
During the three months ended July 31, 2018, we incurred $0.3 million in costs associated with a contingency reserve related to a regulatory matter.
Interest Expense
Interest expense decreased to $14.4 million for the three months ended July 31, 2019 from $15.6 million for the three months ended July 31, 2018, a decrease of $1.2 million. The decrease was driven by a lower weighted average cost of borrowing.
Loss on Extinguishment of Debt
During the three months ended July 31, 2018, we recorded a $1.4 million loss on extinguishment of debt related to the retirement of our Series 2017-A Class B and Class C Notes (the “2017-A Redeemed Notes”) and associated call premiums.
Provision for Income Taxes

	Three Months Ended July 31,
(dollars in thousands)	2019	2018	Change
Provision for income taxes	$7,404	$5,308	$2,096
Effective tax rate	27.0%	23.8%
The increase in income tax expense for the three months ended July 31, 2019 compared to the three months ended July 31, 2018 was primarily driven by an increase in pre-tax earnings and an increase in the effective tax rate. The primary factor affecting the increase in our effective tax rate for the three months ended July 31, 2019 was a decrease in deductible compensation expense compared to the prior year period.

Six months ended July 31, 2019 compared to six months ended July 31, 2018
Revenues. The following table provides an analysis of retail net sales by product category in each period, including RSA commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Six Months Ended July 31,					%	Same Store
(dollars in thousands)	2019	% of Total	2018	% of Total	Change	Change	% Change
Furniture and mattress	$187,819	33.1%	$194,086	33.9%	$(6,267)	(3.2)%	(5.3)%
Home appliance	176,646	31.1	169,494	29.6	7,152	4.2	0.2
Consumer electronics	103,341	18.2	107,956	18.9	(4,615)	(4.3)	(10.4)
Home office	33,589	5.9	37,599	6.6	(4,010)	(10.7)	(13.5)
Other	7,628	1.3	7,358	1.3	270	3.7	(1.4)
Product sales	509,023	89.6	516,493	90.3	(7,470)	(1.4)	(5.1)
Repair service agreement commissions (1)	51,671	9.1	48,525	8.5	3,146	6.5	(6.2)
Service revenues	7,347	1.3	7,051	1.2	296	4.2
Total net sales	$568,041	100.0%	$572,069	100.0%	$(4,028)	(0.7)%	(5.2)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in product sales for the six months ended July 31, 2019 was due to a decrease in same store sales partially offset by new store growth. The decrease in same store sales was 11.9% in markets impacted by Hurricane Harvey and 2.5% in markets not impacted by Hurricane Harvey. We believe the decrease in same store sales in markets impacted by Hurricane Harvey was primarily a result of the impact of rebuilding efforts during the six months ended July 31, 2018. We also believe same store sales were negatively impacted, primarily in the first fiscal quarter of fiscal year 2020, by a greater-than-expected shift towards online applications, which exhibit higher credit risk and lower approval rates, disruption in the transition to our new e-commerce platform to support our full omnichannel offering and the delay in federal tax refunds.
The following table provides the change of the components of finance charges and other revenues:

	Six Months Ended July 31,
(in thousands)	2019	2018	Change
Interest income and fees	$169,221	$156,781	$12,440
Insurance income	16,904	14,045	2,859
Other revenues	405	112	293
Finance charges and other revenues	$186,530	$170,938	$15,592
The increase in interest income and fees resulted from an increase in the yield rate to 22.0% for the six months ended July 31, 2019 from 21.0% for the six months ended July 31, 2018, an increase of 100 basis points, and from an increase of 3.3% in the average balance of the customer accounts receivable portfolio. The increase in the yield rate resulted from the origination of our higher-yielding direct loan product, which represented approximately 76% of our originations for the six months ended July 31, 2019. In addition, insurance income contributed to an increase in credit revenue over the prior year period primarily due to an increase in insurance retrospective income for the six months ended July 31, 2019.

The following table provides key portfolio performance information:

	Six Months Ended July 31,
(dollars in thousands)	2019	2018	Change
Interest income and fees	$169,221	$156,781	$12,440
Net charge-offs	(98,066)	(97,093)	(973)
Interest expense	(28,893)	(32,386)	3,493
Net portfolio income	$42,262	$27,302	$14,960
Average outstanding portfolio balance	$1,552,856	$1,503,311	$49,545
Interest income and fee yield (annualized)	22.0%	21.0%
Net charge-off % (annualized)	12.6%	12.9%
Retail Gross Margin

	Six Months Ended July 31,
(dollars in thousands)	2019	2018	Change
Retail total net sales	$568,041	$572,069	$(4,028)
Cost of goods sold	339,293	340,216	(923)
Retail gross margin	$228,748	$231,853	$(3,105)
Retail gross margin percentage	40.3%	40.5%
The decrease in retail gross margin was primarily driven by higher margins realized in the comparative six months ended July 31, 2018 due to the one-time benefit of increases in appliance retail pricing related to tariff adjustments and the associated forward purchases of inventory, coupled with increased logistics costs to help support future growth in the six months ended July 31, 2019. The decrease was partially offset by an increase in retrospective income on our RSAs during the six months ended July 31, 2019.
Selling, General and Administrative Expense

	Six Months Ended July 31,
(dollars in thousands)	2019	2018	Change
Retail segment	$167,769	$160,755	$7,014
Credit segment	77,629	74,813	2,816
Selling, general and administrative expense - Consolidated	$245,398	$235,568	$9,830
Selling, general and administrative expense as a percent of total revenues	32.5%	31.7%
The SG&A increase in the retail segment was primarily due to increases in new store occupancy costs and compensation costs offset by a decrease in advertising expense. The SG&A increase in the credit segment was primarily due to an increase in general operational expenses, occupancy costs and third-party legal expenses related to collection efforts on charged off accounts. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment for the six months ended July 31, 2019 remained flat as compared to the six months ended July 31, 2018.
Provision for Bad Debts

	Six Months Ended July 31,
(dollars in thousands)	2019	2018	Change
Retail segment	$110	$503	$(393)
Credit segment	89,672	94,404	(4,732)
Provision for bad debts - Consolidated	$89,782	$94,907	$(5,125)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	11.5%	12.6%

The provision for bad debts decreased to $89.8 million for the six months ended July 31, 2019 from $94.9 million for the six months ended July 31, 2018, a decrease of $5.1 million. The decrease was driven by a greater decrease in the allowance for bad debts during six months ended July 31, 2019 compared to the six months ended July 31, 2018, partially offset by a year-over-year increase in net charge-offs of $1.0 million, which was primarily driven by an increase in the average balance of the customer receivable portfolio. The decrease in the allowance for bad debts as of six months ended July 31, 2019 was primarily driven by a year-over-year decrease in the incurred loss rate as of the six months ended July 31, 2019 compared to the six months ended July 31, 2018.
Charges and Credits
During the six months ended July 31, 2019, we recognized a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters. During the six months ended July 31, 2018, we incurred $0.3 million in costs associated with a contingency reserve related to a regulatory matter.
Interest Expense
Interest expense decreased to $28.9 million for the six months ended July 31, 2019 from $32.4 million for the six months ended July 31, 2018, a decrease of $3.5 million. The decrease was driven by a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the six months ended July 31, 2018, we recorded a $1.7 million loss on extinguishment of debt related to the retirement of our Series 2016-B Class B Notes (the “2016-B Redeemed Notes”) and 2017-A Redeemed Notes and associated call premiums.
Provision for Income Taxes

	Six Months Ended July 31,
(dollars in thousands)	2019	2018	Change
Provision for income taxes	$12,417	$8,114	$4,303
Effective tax rate	23.9%	21.4%
The increase in income tax expense for the six months ended July 31, 2019 compared to the six months ended July 31, 2018 was primarily driven by an increase in pre-tax earnings and an increase in the effective tax rate. The primary factor affecting the increase in our effective tax rate for the six months ended July 31, 2019 was a decrease in deductible compensation expense compared to the prior year period.
Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 30%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 76% of our originations during the six months ended July 31, 2019, which have a maximum equivalent interest rate of up to 27% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana under our direct consumer loan programs. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate of 29.99%. These states represented 12% of our originations during the six months ended July 31, 2019.
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
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of July 31,
	2019	2018
Weighted average credit score of outstanding balances (1)	594	594
Average outstanding customer balance	$2,711	$2,503
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	8.7%	8.7%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(4)	25.8%	24.9%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$97,510	$83,496
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	13.3%	13.5%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	23.7%	20.9%

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Total applications processed (5)	311,062	295,564	569,849	579,050
Weighted average origination credit score of sales financed (1)	609	610	609	609
Percent of total applications approved and utilized	28.0%	31.4%	27.8%	30.9%
Average income of credit customer at origination	$45,700	$43,700	$45,500	$43,700
Percent of retail sales paid for by:
In-house financing, including down payments received	68.8%	70.5%	68.5%	70.3%
Third-party financing	17.7%	16.4%	16.9%	15.7%
Third-party lease-to-own option	6.5%	6.4%	7.3%	6.9%
	93.0%	93.3%	92.7%	92.9%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)
Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.

(4)
First time re-ages related to customers affected by Hurricane Harvey within FEMA-designated disaster areas included in the re-aged balance as of July 31, 2019 and July 31, 2018 were 1.1% and 2.8%, respectively, of the total customer portfolio carrying value.

(5)	The total applications processed during the three and six months ended July 31, 2018, we believe, reflect the impact of the rebuilding efforts following Hurricane Harvey.
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

For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 10.0% as of July 31, 2019 from 10.7% as of July 31, 2018. This decrease is primarily driven by an increase in customer recoveries, as well as a reduction in the non-TDR loss rate. The percentage of the carrying value of non-restructured accounts greater than 60 days past due decreased 10 basis points over the prior year period to 6.7% as of July 31, 2019 from 6.8% as of July 31, 2018.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 36.2% as of July 31, 2019 as compared to 35.4% as of July 31, 2018.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 13.0% for the three months ended July 31, 2019 compared to 13.8% for the three months ended July 31, 2018. The decrease was primarily due to the seasoning of loans originated with tighter underwriting standards, improved collections execution, improvements in recoveries due to enhancements in our collections program and an increase in our average outstanding portfolio balance.
As of July 31, 2019 and 2018, balances under no-interest programs included within customer receivables were $368.6 million and $315.1 million, respectively.
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
Operating cash flows.  For the six months ended July 31, 2019, net cash provided by operating activities was $89.4 million compared to $155.7 million for the six months ended July 31, 2018. The decrease in net cash provided by operating activities was primarily driven by a decrease in cash provided by working capital and the collection of an income tax refund of $34.5 million during the six months ended July 31, 2018 offset by an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the six months ended July 31, 2019, net cash used in investing activities was $33.3 million compared to $12.2 million for the six months ended July 31, 2018. The change was primarily the result of higher capital expenditures due to investments in new stores, renovations and expansions of select existing stores, a new distribution center and technology investments we are making to support long-term growth.
Financing cash flows.  For the six months ended July 31, 2019, net cash used in financing activities was $45.3 million compared to net cash used in financing activities of $183.6 million for the six months ended July 31, 2018. During the six months ended July 31, 2019, we issued 2019-A VIE asset-backed notes resulting in net proceeds to us of approximately $379.2 million, net of transaction costs, which were used to pay down the entire balance of the Company’s Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $285.7 million during the six months ended July 31, 2019 compared to approximately $534.1 million in the comparable prior year period. During the period ended July 31, 2019, net payments under our Revolving Credit Facility were $103.0 million as compared to net borrowings of $184.2 million during the period ended July 31, 2018.
During the six months ended July 31, 2018, the issuance of additional funding under the Warehouse Notes resulted in net proceeds of $169.7 million, net of transaction costs and restricted cash. The proceeds from the Warehouse Notes were used to early retire the 2016-B Redeemed Notes.
Share Repurchase Program. On May 30, 2019, we entered into a stock repurchase program, effective as of May 31, 2019, pursuant to which we may repurchase up to $75.0 million of our outstanding common stock. The program will remain effective for one year, unless extended by the Board of Directors. During the three months ended July 31, 2019, we repurchased 1,874,846 shares of our common stock at an average weighted cost per share of $18.30 for an aggregate amount of $34.3 million.
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii)

enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of July 31, 2019, $213.8 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
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
The asset-backed notes outstanding as of July 31, 2019 consisted of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class B Notes	$132,180	$131,281	$29,001	12/20/2017	4/15/2021	4.52%	5.30%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.35%
2018-A Class A Notes	219,200	217,832	61,415	8/15/2018	1/17/2023	3.25%	4.82%
2018-A Class B Notes	69,550	69,020	37,038	8/15/2018	1/17/2023	4.65%	5.60%
2018-A Class C Notes	69,550	68,850	37,038	8/15/2018	1/17/2023	6.02%	6.97%
2019-A Class A Notes	254,530	253,026	187,959	4/24/2019	10/16/2023	3.40%	4.71%
2019-A Class B Notes	64,750	64,276	64,750	4/24/2019	10/16/2023	4.36%	5.17%
2019-A Class C Notes	62,510	61,898	62,510	4/24/2019	10/16/2023	5.29%	6.18%
Warehouse Notes	121,060	118,972	2,074	7/16/2018	1/15/2020	Index + 2.50% (3)	6.43%
Total	$1,071,970	$1,062,998	$560,425

(1)	After giving effect to debt issuance costs.

(2)	For the six months ended July 31, 2019, and inclusive of the impact of changes in timing of actual and expected cash flows.

(3)	The rate on the Warehouse Notes is defined as the applicable index plus a 2.50% fixed margin.
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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 6.5% for the six months ended July 31, 2019.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2019, we had immediately available borrowing capacity of $403.0 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million. We also had $81.0 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of July 31, 2019, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $266.4 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at July 31, 2019. A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at July 31, 2019 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed (minimum)	4.69:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed (minimum)	4.38:1.00	1.50:1.00
Leverage Ratio must not exceed (maximum)	1.90:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed (maximum)	1.12:1.00	2.00:1.00
Capital Expenditures, net, must not exceed (maximum)	$27.3 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.3 million and $1.5 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened eight new stores during the first half of fiscal year 2020 and currently plan to open a total of 14 new stores during fiscal year 2020. Additionally, we plan to upgrade several of our facilities and continue to enhance our IT systems during fiscal year 2020. Our anticipated capital expenditures for the remainder of fiscal year 2020 are between $20.0 million and $23.0 million.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of July 31, 2019, beyond cash generated from operations we had (i) immediately available borrowing capacity of $403.0 million under our Revolving Credit Facility, (ii) $81.0 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and our total eligible inventory balances and (iii) $7.6 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of July 31, 2019:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$186,502	$8,175	$178,327	$—	$—
Senior Notes	275,697	16,458	259,239	—	—
2017-B Class B Notes (2)	31,243	1,311	29,932	—	—
2017-B Class C Notes (2)	94,061	4,679	9,358	80,024	—
2018-A Class A Notes (2)	70,344	1,996	3,992	64,356	—
2018-A Class B Notes (2)	44,734	1,722	3,445	39,567	—
2018-A Class C Notes (2)	47,001	2,230	4,459	40,312	—
2019-A Class A Notes (2)	219,912	6,391	12,781	200,740	—
2019-A Class B Notes (2)	78,865	2,823	5,646	70,396	—
2019-A Class C Notes (2)	79,045	3,307	6,614	69,124	—
Warehouse Notes (1)	2,123	2,123	—	—	—
Financing lease obligations	7,677	947	1,652	1,502	3,576
Operating leases:
Real estate	520,918	73,247	146,524	132,095	169,052
Equipment	1,643	964	641	38	—
Contractual commitments (3)	142,584	135,134	5,650	1,800	—
Total	$1,802,349	$261,507	$668,260	$699,954	$172,628

(1)	Estimated interest payments are based on the outstanding balance as of July 31, 2019 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.

(3)	Contractual commitments primarily include commitments to purchase inventory of $117.9 million.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered “critical accounting policies” because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our Condensed Consolidated Financial Statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. Other than with respect to the additional policy below, the description of critical accounting policies is included in our 2019 Form 10-K, filed with the SEC on March 26, 2019.
Leases
On February 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). We determine if an arrangement is a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We record lease incentives as a reduction to the operating lease right-of-use assets upon commencement of the lease and amortize the balance on a straight-line basis over the life of the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Rather, the short-term lease payments will be recognized as an expense on a straight-line basis over the lease term. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Lease expense is recognized on a straight-line basis over the lease term.
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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of July 31, 2019, the balance outstanding under our Revolving Credit Facility was $163.5 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $1.6 million over a 12-month period, based on the outstanding balance at July 31, 2019.

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
For the quarter ended July 31, 2019, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The following table presents information with respect to purchases of Conn’s common stock by Conn’s or its affiliates during the quarter ended July 31, 2019.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
May 1 - 31	—	$—	—	$—
June 1 - 30	745	$17.56	745	$61.9
July 1 - 31	1,130	$18.79	1,130	$40.7
Total	1,875		1,875
(1) On May 30, 2019, our Board of Directors approved a stock repurchase program, effective as of May 31, 2019, pursuant to which we may repurchase up to $75.0 million of our outstanding common stock. The program will remain effective for one year, unless extended by the Board of Directors. See Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share excludes costs associated with the repurchases.

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

10.1*	Executive Severance Agreement by and between Rodney Lastinger and Conn’s Inc., dated as of June 3, 2019
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2020, filed with the SEC on September 3, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2019 and January 31, 2019, (ii) the Condensed Consolidated Statements of Income for the three and six months ended July 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended July 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2019 and 2018 and (v) the notes to the Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	September 3, 2019

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)