Form 10-Q
period 2019-10-31
CONNS INC
filed 2019-12-10
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 3, 2019:

Class	Outstanding
Common stock, $0.01 par value per share	28,697,445

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2019

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	October 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$4,672	$5,912
Restricted cash (includes VIE balances of $47,472 and $57,475, respectively)	49,247	59,025
Customer accounts receivable, net of allowances (includes VIE balances of $190,778 and $324,064, respectively)	666,922	652,769
Other accounts receivable	66,748	67,078
Inventories	247,614	220,034
Income taxes receivable	1,688	407
Prepaid expenses and other current assets	10,861	9,169
Total current assets	1,047,752	1,014,394
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $286,395 and $230,901, respectively)	660,521	686,344
Property and equipment, net	172,341	148,983
Operating lease right-of-use assets	240,879	—
Deferred income taxes	22,908	27,535
Other assets	12,424	7,651
Total assets	$2,156,825	$1,884,907
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and finance lease obligations (includes VIE balances of $0 and $53,635, respectively)	$607	$54,109
Accounts payable	85,908	71,118
Accrued compensation and related expenses	15,187	27,052
Accrued expenses	59,406	54,381
Operating lease liability - current	38,541	—
Income taxes payable	2,184	8,902
Deferred revenues and other credits	10,998	22,006
Total current liabilities	212,831	237,568
Deferred rent	—	93,127
Operating lease liability - non current	322,248	—
Long-term debt and finance lease obligations (includes VIE balances of $438,618 and $407,993, respectively)	965,063	901,222
Other long-term liabilities	26,306	33,015
Total liabilities	1,526,448	1,264,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,037,932 and 31,788,162 shares issued, respectively)	320	318
Treasury stock (at cost; 3,136,665 shares and 0 shares, respectively)	(59,071)	—
Additional paid-in capital	119,870	111,185
Retained earnings	569,258	508,472
Total stockholders’ equity	630,377	619,975
Total liabilities and stockholders’ equity	$2,156,825	$1,884,907
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenues:
Product sales	$250,233	$256,731	$759,256	$773,224
Repair service agreement commissions	26,478	23,579	78,149	72,104
Service revenues	3,411	3,564	10,758	10,615
Total net sales	280,122	283,874	848,163	855,943
Finance charges and other revenues	97,586	89,950	284,116	260,888
Total revenues	377,708	373,824	1,132,279	1,116,831
Costs and expenses:
Cost of goods sold	170,453	166,886	509,746	507,102
Selling, general and administrative expense	125,608	118,380	371,006	353,948
Provision for bad debts	42,586	47,548	132,368	142,455
Charges and credits	3,837	5,537	3,142	5,837
Total costs and expenses	342,484	338,351	1,016,262	1,009,342
Operating income	35,224	35,473	116,017	107,489
Interest expense	15,051	15,098	43,944	47,484
Loss on extinguishment of debt	—	—	—	1,773
Income before income taxes	20,173	20,375	72,073	58,232
Provision for income taxes	5,030	5,745	17,447	13,859
Net income	$15,143	$14,630	$54,626	$44,373
Income per share:
Basic	$0.52	$0.46	$1.77	$1.40
Diluted	$0.51	$0.45	$1.74	$1.38
Weighted average common shares outstanding:
Basic	29,094,062	31,712,862	30,796,114	31,636,270
Diluted	29,710,740	32,321,874	31,353,834	32,251,952
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2019	31,788,162	$318	$111,185	$508,472	—	$—	$619,975
Adoption of ASU 2016-02	—	—	—	6,160	—	—	6,160
Exercise of options and vesting of restricted stock, net of withholding tax	136,206	1	(1,241)	—	—	—	(1,240)
Issuance of common stock under Employee Stock Purchase Plan	12,158	—	198	—	—	—	198
Stock-based compensation	—	—	3,217	—	—	—	3,217
Net income	—	—	—	19,509	—	—	19,509
Balance April 30, 2019	31,936,526	$319	$113,359	$534,141	—	$—	$647,819
Exercise of options and vesting of restricted stock, net of withholding tax	51,384	1	(327)	—	—	—	(326)
Issuance of common stock under Employee Stock Purchase Plan	12,638	—	194	—	—	—	194
Stock-based compensation	—	—	3,419	—	—	—	3,419
Common stock repurchase	—	—	—	—	(1,874,846)	(34,344)	(34,344)
Net income	—	—	—	19,974	—	—	19,974
Balance July 31, 2019	32,000,548	$320	$116,645	$554,115	(1,874,846)	$(34,344)	$636,736
Exercise of options and vesting of restricted stock, net of withholding tax	19,043	—	(211)	—	—	—	(211)
Issuance of common stock under Employee Stock Purchase Plan	18,341	—	220	—	—	—	220
Stock-based compensation	—	—	3,216	—	—	—	3,216
Common stock repurchase	—	—	—	—	(1,261,819)	(24,727)	(24,727)
Net income	—	—	—	15,143	—	—	15,143
Balance October 31, 2019	32,037,932	$320	$119,870	$569,258	(3,136,665)	$(59,071)	$630,377

			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Amount			Total
Balance January 31, 2018	31,435,775	$314	$101,087	$433,667	$535,068
Adoption of ASU 2014-09	—	—	—	957	957
Exercise of options and vesting of restricted stock, net of withholding tax	143,021	2	(1,850)	—	(1,848)
Issuance of common stock under Employee Stock Purchase Plan	8,031	—	226	—	226
Stock-based compensation	—	—	2,520	—	2,520
Net income	—	—	—	12,732	12,732
Balance April 30, 2018	31,586,827	$316	$101,983	$447,356	$549,655
Exercise of options and vesting of restricted stock, net of withholding tax	100,018	1	(274)	—	(273)
Issuance of common stock under Employee Stock Purchase Plan	7,569	—	213	—	213
Stock-based compensation	—	—	3,042	—	3,042
Net income	—	—	—	17,011	17,011
Balance July 31, 2018	31,694,414	$317	$104,964	$464,367	$569,648
Exercise of options and vesting of restricted stock, net of withholding tax	24,585	—	(411)	—	(411)
Issuance of common stock under Employee Stock Purchase Plan	7,636	—	215	—	215
Stock-based compensation	—	—	2,952	—	2,952
Net income	—	—	—	14,630	14,630
Balance October 31, 2018	31,726,635	$317	$107,720	$478,997	$587,034
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net income	$54,626	$44,373
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	27,171	23,262
Amortization of right-of-use asset	20,588	—
Amortization of debt issuance costs	6,410	8,795
Provision for bad debts and uncollectible interest	174,230	179,702
Stock-based compensation expense	9,852	8,514
Charges, net of credits	3,142	—
Deferred income taxes	3,180	(1,847)
Loss (gain) on sale/disposal of property and equipment	68	(620)
Tenant improvement allowances received from landlords	19,685	9,532
Change in operating assets and liabilities:
Customer accounts receivable	(162,075)	(176,195)
Other accounts receivables	(3,138)	10,589
Inventories	(27,581)	(15,269)
Other assets	(7,994)	16,427
Accounts payable	14,313	35,357
Accrued expenses	(8,823)	13,505
Operating leases	(24,703)	—
Income taxes	(6,744)	36,205
Deferred revenues and other credits	322	(10,236)
Net cash provided by operating activities	92,529	182,094
Cash flows from investing activities:
Purchases of property and equipment	(48,324)	(22,609)
Proceeds from asset dispositions	724	—
Net cash used in investing activities	(47,600)	(22,609)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	381,790	358,300
Payments on asset-backed notes	(351,424)	(619,674)
Borrowings from revolving credit facility	1,247,195	1,266,333
Payments on revolving credit facility	(1,215,395)	(1,260,283)
Borrowings from warehouse facility	—	173,286
Payments on warehouse facility	(53,635)	(88,876)
Payments of debt issuance costs and amendment fees	(3,416)	(7,381)
Proceeds from stock issued under employee benefit plans	835	1,055
Tax payments associated with equity-based compensation transactions	(2,009)	(2,931)
Payment from extinguishment of debt	—	(1,177)
Payment for share repurchases	(59,071)	—
Other	(817)	(760)
Net cash used in financing activities	(55,947)	(182,108)
Net change in cash, cash equivalents and restricted cash	(11,018)	(22,623)
Cash, cash equivalents and restricted cash, beginning of period	64,937	96,158
Cash, cash equivalents and restricted cash, end of period	$53,919	$73,535
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,110	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$56,743	$—
Property and equipment purchases not yet paid	$8,558	$5,454
Supplemental cash flow data:
Cash interest paid	$33,496	$33,854
Cash income taxes paid, net	$17,119	$(20,468)
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
Refer to Note 5, Debt and Financing Lease Obligations, and Note 8, Variable Interest Entities, for additional information.
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
Cash and Cash Equivalents. As of October 31, 2019 and January 31, 2019, cash and cash equivalents included cash, credit card deposits in transit, and highly liquid debt instruments purchased with a maturity date of three months or less. Credit card deposits in transit included in cash and cash equivalents were $2.7 million and $2.5 million as of October 31, 2019 and January 31, 2019, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of October 31, 2019 and January 31, 2019 includes $36.5 million and $45.3 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $11.0 million and $12.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At October 31, 2019 and January 31, 2019, there was $10.7 million and $11.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At October 31, 2019 and January 31, 2019, the carrying value of customer accounts receivable in non-accrual status was $14.2 million and $13.9 million, respectively. At October 31, 2019 and January 31, 2019, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $112.7 million and $106.5 million, respectively. At October 31, 2019 and January 31, 2019, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $11.8 million and $12.0 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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
We record an allowance for doubtful accounts on our non-TDR customer accounts receivable that we expect to charge-off over the next 12 months based on historical gross charge-off rates over the last 24 months. We incorporate an adjustment to historical gross charge-off rates for a scaled factor of the year-over-year change in six month average first payment default rates and the

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year-over-year change in the balance of customer accounts receivable that are 60 days or more past due.  In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries, including cash payments from customers, amounts realized from the repossession of the products financed, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance and repair service agreement (“RSA”) policies are also considered. During the three months ended October 31, 2019, we shortened the lookback period used to estimate post-charge-off recoveries for customer balances from a cumulative average collection rate to a 24 month average collection rate.  The 24 month lookback period is consistent with the lookback period used elsewhere in the allowance for bad debt calculation and is more closely aligned with current collections practices.   The impact of the change to a 24 month recovery rate implemented in the third quarter was a reduction to the allowance for doubtful accounts of $2.8 million.
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
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $4.7 million and $6.1 million as of October 31, 2019 and January 31, 2019, respectively.
Income Taxes. For the nine months ended October 31, 2019 and 2018, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2020 and 2019 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the nine months ended October 31, 2019 and 2018, the effective tax rate was 24.2% and 23.8%, respectively. The primary factor affecting the increase in our effective tax rate for the nine months ended October 31, 2019 was a decrease in deductible compensation expense compared to the prior year period.
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
The following table sets forth the RSUs, stock options and PSUs granted during the three and nine months ended October 31, 2019 and 2018:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
RSUs (1)	2,534	3,200	106,328	153,089
Stock Options (2)	—	—	—	620,166
PSUs (3)	—	—	33,894	—
Total stock awards granted	2,534	3,200	140,222	773,255
Aggregate grant date fair value (in thousands)	$65	$120	$2,910	$17,304
(1) The majority of RSUs issued during the three and nine months ended October 31, 2019 and 2018 are scheduled to vest ratably over periods of three to four years from the date of grant.
(2) The weighted-average assumptions for the option awards granted during the nine months ended October 31, 2018 included expected volatility of 68.0%, an expected term of 6.5 years and risk-free interest rate of 2.67%. No dividend yield was included in the weighted-average assumptions for the option awards granted during the nine months ended October 31, 2018.
(3) The PSUs issued during the nine months ended October 31, 2019 will vest, if at all, upon certification, after the Company’s fiscal year 2022 by the Compensation Committee, of the satisfaction of certain performance conditions.
For the three months ended October 31, 2019 and 2018, stock-based compensation expense was $3.2 million and $2.9 million, respectively. For the nine months ended October 31, 2019 and 2018, stock-based compensation expense was $9.9 million and $8.5 million, respectively.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Weighted-average common shares outstanding - Basic	29,094,062	31,712,862	30,796,114	31,636,270
Dilutive effect of stock options, PSUs and RSUs	616,678	609,012	557,720	615,682
Weighted-average common shares outstanding - Diluted	29,710,740	32,321,874	31,353,834	32,251,952
For the three months ended October 31, 2019 and 2018, the weighted-average number of stock options and RSUs not included in the calculation due to their anti-dilutive effect, was 660,304 and 630,698, respectively. For the nine months ended October 31, 2019 and 2018, the weighted-average number of stock options and RSUs not included in the calculation due to their anti-dilutive effect, was 885,554 and 503,747, respectively.
As the performance conditions pursuant to the Company’s PSU agreements have not been met in full, 225,561 PSUs are not included in the computation of diluted EPS for the three and nine months ended October 31, 2019 and 389,167 PSUs are not included in the computation of diluted EPS for the three and nine months ended October 31, 2018.
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

CONN’S, INC. AND SUBSIDIARIES
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At October 31, 2019, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $226.5 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At October 31, 2019, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the three and nine months ended October 31, 2019, we recognized $1.0 million and $1.4 million of revenue for customer deposits deferred as of January 31, 2019. During the three and nine months ended October 31, 2019, we recognized $1.4 million and $3.9 million of revenue for RSA administrative fees deferred as of January 31, 2019.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements Yet to Be Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This is a change from the current incurred loss model. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2019-04 requires the current estimate of recoveries to be included in the allowance for credit losses. The standards will become effective for us on February 1, 2020, and we plan to adopt these standards under the modified retrospective approach. Any changes in reserves at the date of adoption will be recorded in retained earnings as of the beginning of the reporting period of the adoption date as a cumulative-effect adjustment. We performed a scoping analysis of our balance sheet to determine which accounts would be impacted by the new standard. Based on this review, it was determined that, aside from the customer accounts receivable balance, no other financial statement line items would be materially impacted by CECL.
We have formed a cross-functional working group comprised of individuals from various functional areas including credit, finance, accounting, and information technology to oversee our CECL implementation. We have developed a model based on our historical gross charge-off history, adjusted for expected recoveries by running the existing portfolio through preliminary simulations, which incorporate current portfolio composition and economic assumptions and expectations. The results of those preliminary simulations indicate that our reserves for credit losses could increase between 40-60% upon implementation of ASU 2016-13. This projected increase is primarily driven by the required change from incurred to lifetime expected losses. However, we continue to refine and validate our model through review of key assumptions and parallel testing against both our current incurred loss model and a challenger model. These efforts to refine the model will continue through the remainder of fiscal year 2020, with parallel runs to continue into adoption and through fiscal year 2021. The ultimate impact on the date of adoption will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions at the date of adoption, in addition to refinements to our model, methodology and key assumptions.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have established formal policies supporting the accounting, controls and additional disclosures around the ASU 2016-13 implementation. As with our continued efforts to refine the model, we expect our work related to controls and governance to continue through the remainder of fiscal year 2020.
2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	October 31, 2019	January 31, 2019
Customer accounts receivable portfolio balance	$1,567,700	$1,589,828
Deferred fees and origination costs, net	(15,566)	(16,579)
Allowance for no-interest option credit programs	(16,127)	(19,257)
Allowance for uncollectible interest	(17,229)	(15,555)
Carrying value of customer accounts receivable	1,518,778	1,538,437
Allowance for bad debts	(191,335)	(199,324)
Carrying value of customer accounts receivable, net of allowance for bad debts	1,327,443	1,339,113
Short-term portion of customer accounts receivable, net	(666,922)	(652,769)
Long-term customer accounts receivable, net	$660,521	$686,344

	Carrying Value
(in thousands)	October 31, 2019	January 31, 2019
Customer accounts receivable 60+ days past due (1)	$152,825	$146,188
Re-aged customer accounts receivable (2)(3)(4)	422,771	395,576
Restructured customer accounts receivable (5)	201,121	183,641

(1)
As of October 31, 2019 and January 31, 2019, the carrying value of customer accounts receivable past due one day or greater was $482.3 million and $420.9 million, respectively. These amounts include the 60+ days past due balances shown above.

(2)	The re-aged carrying value as of October 31, 2019 and January 31, 2019 includes $98.5 million and $92.4 million in carrying value that are both 60+ days past due and re-aged.

(3)
The re-aged carrying value as of October 31, 2019 and January 31, 2019 includes $12.4 million and $26.5 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

(4)	The re-aged carrying value as of October 31, 2019 includes $7.3 million in first time re-ages related to customers within FEMA-designated Tropical Storm Imelda disaster areas.

(5)	The restructured carrying value as of October 31, 2019 and January 31, 2019 includes $46.9 million and $43.9 million in carrying value that are both 60+ days past due and restructured.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the activity in our allowance for doubtful accounts and uncollectible interest for customer accounts receivable:

	Nine Months Ended October 31, 2019			Nine Months Ended October 31, 2018
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$147,123	$67,756	$214,879	$148,856	$54,716	$203,572
Provision (1)	118,442	55,303	173,745	127,472	51,440	178,912
Principal charge-offs (2)	(116,698)	(44,686)	(161,384)	(119,242)	(38,990)	(158,232)
Interest charge-offs	(27,076)	(10,368)	(37,444)	(23,696)	(7,748)	(31,444)
Recoveries (2)	13,571	5,197	18,768	10,768	3,521	14,289
Allowance at end of period	$135,362	$73,202	$208,564	$144,158	$62,939	$207,097
Average total customer portfolio balance	$1,362,790	$195,471	$1,558,261	$1,341,415	$167,473	$1,508,888

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include the principal amount collected during the period for previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

3.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Securities-related regulatory matter and other legal fees	$—	$—	$—	$300
Employee severance	—	737	—	737
Legal judgment	—	4,800	—	4,800
Write-off of software costs	1,209	—	1,209	—
Facility closure costs	2,628	—	1,933	—
Total charges and credits	$3,837	$5,537	$3,142	$5,837
During the three months ended October 31, 2019, we recognized $3.2 million in impairments from the exiting of certain leases upon the relocation of three distribution centers into one facility. These facility closure costs were offset by a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system. During the nine months ended October 31, 2019, we recognized $3.2 million in impairments from the exiting of certain leases upon the relocation of three distribution centers into one facility. These facility closure costs were offset by a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters and a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system. During the three months ended October 31, 2018, we recorded $0.7 million in severance costs related to a change in the executive management team and $4.8 million in costs related to the judgment (the “TFL LoanCo Judgment”) in favor of TF LoanCo (“TFL”) requiring Conn’s to pay approximately $4.8 million to TFL. See Part II, Item 8., in Note 12, Contingencies, of the 2019 Form 10-K for additional details of the TFL Judgment costs incurred during the three months ended October 31, 2018. During the nine months ended October 31, 2018, we recorded $0.3 million in costs associated with a contingency reserve related to a regulatory matter, $0.7 million in severance costs related to a change in the executive management team and $4.8 million in costs related to the TFL Judgment.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Interest income and fees	$87,484	$82,964	$256,705	$239,745
Insurance income	9,905	6,807	26,809	20,852
Other revenues	197	179	602	291
Total finance charges and other revenues	$97,586	$89,950	$284,116	$260,888
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
During the three months ended October 31, 2019 and 2018, interest income and fees reflected provisions for uncollectible interest of $15.2 million and $13.4 million, respectively. The amount included in interest income and fees related to TDR accounts for the three months ended October 31, 2019 and 2018 were $9.0 million and $7.1 million, respectively. During the nine months ended October 31, 2019 and 2018, interest income and fees reflected provisions for uncollectible interest of $41.9 million and $37.2 million, respectively. The amount included in interest income and fees related to TDR accounts for the nine months ended October 31, 2019 and 2018 were $25.7 million and $19.4 million, respectively.
5.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	October 31, 2019	January 31, 2019
Revolving Credit Facility	$298,300	$266,500
Senior Notes	227,000	227,000
2017-B VIE Asset-backed Class B Notes	3,765	98,297
2017-B VIE Asset-backed Class C Notes	78,640	78,640
2018-A VIE Asset-backed Class A Notes	46,667	105,971
2018-A VIE Asset-backed Class B Notes	28,144	63,908
2018-A VIE Asset-backed Class C Notes	28,144	63,908
2019-A VIE Asset-backed Class A Notes	128,470	—
2019-A VIE Asset-backed Class B Notes	64,750	—
2019-A VIE Asset-backed Class C Notes	62,510	—
Warehouse Notes	—	53,635
Financing lease obligations	5,368	5,075
Total debt and financing lease obligations	971,758	962,934
Less:
Discount on debt	(1,545)	(1,966)
Deferred debt issuance costs	(4,543)	(5,637)
Current maturities of long-term debt and financing lease obligations	(607)	(54,109)
Long-term debt and financing lease obligations	$965,063	$901,222
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of October 31, 2019, $196.7 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. From time to time, we securitize customer accounts receivable by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issue asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
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
The asset-backed notes are offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A or in compliance with Regulation S under the Securities Act of 1933, as amended. If an event of default were to occur under the indenture that governs the respective asset-backed notes, the payment of the outstanding amounts may be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to the residual equity holder would instead be directed entirely toward repayment of the asset-backed notes, or if the receivables are liquidated, all liquidation proceeds could be directed solely to repayment of the asset-backed notes as governed by the respective terms of the asset-backed notes. The holders of the asset-backed notes have no recourse to assets outside of the VIEs. Events of default include, but are not limited to, failure to make required payments on the asset-backed notes or specified bankruptcy-related events.
The asset-backed notes outstanding as of October 31, 2019 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class B Notes	$132,180	$131,281	$3,765	12/20/2017	4/15/2021	4.52%	5.32%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.37%
2018-A Class A Notes	219,200	217,832	46,667	8/15/2018	1/17/2023	3.25%	4.81%
2018-A Class B Notes	69,550	69,020	28,144	8/15/2018	1/17/2023	4.65%	5.60%
2018-A Class C Notes	69,550	68,850	28,144	8/15/2018	1/17/2023	6.02%	6.97%
2019-A Class A Notes	254,530	253,026	128,470	4/24/2019	10/16/2023	3.40%	4.75%
2019-A Class B Notes	64,750	64,276	64,750	4/24/2019	10/16/2023	4.36%	5.20%
2019-A Class C Notes	62,510	61,898	62,510	4/24/2019	10/16/2023	5.29%	6.18%
Total	$950,910	$944,026	$441,090

(1)	After giving effect to debt issuance costs.

(2)	For the nine months ended October 31, 2019, and inclusive of the impact of changes in timing of actual and expected cash flows.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 12 for additional information regarding asset-backed notes.
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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 6.2% for the nine months ended October 31, 2019.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2019, we had immediately available borrowing capacity of $349.2 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of October 31, 2019, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $190.2 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at October 31, 2019. A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at October 31, 2019 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed (minimum)	4.05:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed (minimum)	4.36:1.00	1.50:1.00
Leverage Ratio must not exceed (maximum)	2.00:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed (maximum)	1.37:1.00	2.00:1.00
Capital Expenditures, net, must not exceed (maximum)	$32.3 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
6.     Leases
We lease most of our current store locations and certain of our facilities and operating equipment under operating leases. The fixed, non-cancelable terms of our real estate leases are generally five to fifteen years and generally include renewal options that allow us to extend the term beyond the initial non-cancelable term. However, prior to the expiration of the existing contract, the Company will typically renegotiate any lease contracts as opposed to continuing in the current lease under the renewal terms. As such, the lease renewal options are not recognized as part of the right-of-use assets and liabilities. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. Equipment leases generally provide for initial lease terms of three to five years and provide for a purchase right at the end of the lease term at the then fair market value of the equipment.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain operating leases contain tenant allowance provisions, which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. We record the full amount to be remitted by the landlord as a reduction to the operating lease right-of-use assets upon commencement of the lease and amortize the balance on a straight-line basis over the life of the lease.
Supplemental lease information is summarized below:

(in thousands)	Balance sheet classification	October 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$240,879
Finance lease assets	Property and equipment, net	5,436
Total leased assets		246,315
Liabilities
Operating (1)	Operating lease liability - current	$46,513
Finance	Current maturities of debt and finance lease obligations	607
Operating	Operating lease liability - non current	322,248
Finance	Long-term debt and finance lease obligations	4,761
Total lease liabilities		$374,129

(1)	Represents the gross operating lease liability before tenant improvement allowances. As of October 31, 2019, we had $8.0 million of tenant improvement allowances to be remitted by the landlord.

Lease Cost		Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
(in thousands)	Income statement classification
Operating lease costs (1)	Selling, general and administrative expense	$14,838	$43,353
Impairment of ROU asset	Charges and credits	1,933	1,933
Total Operating Lease Cost		$16,771	$45,286

(1)	Includes short-term and variable lease costs, which are not significant.
Operating lease right-of-use assets (“ROU Assets”) and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Operating lease ROU Assets are regularly reviewed for impairment under the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall. During the three and nine months ended October 31, 2019, we recognized $1.9 million of impairments of ROU Assets on the condensed consolidated statement of income from the exiting of certain leases upon relocation of three of our distribution centers into one facility.
Additional details regarding the Company’s leasing activities as a lessee are presented below:

Other Information	Nine Months Ended October 31, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$51,109
Weighted-average remaining lease term (in years)
Finance leases	11.2
Operating leases	7.1
Weighted-average discount rate
Finance leases	6.1%
Operating leases (1)	8.4%

(1)	Upon adoption of ASC 842, discount rates for existing operating leases were established as of February 1, 2019.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of our minimum contractual commitments and obligations as of October 31, 2019:

	Operating Leases	Finance Leases	Total
(in thousands)

2020	$75,016	$927	$75,943
2021	73,241	916	74,157
2022	72,146	726	72,872
2023	67,374	734	68,108
2024	58,799	750	59,549
Thereafter	145,986	3,512	149,498
Total undiscounted cash flows	492,562	7,565	500,127
Less: Interest	123,801	2,197	125,998
Total lease liabilities	$368,761	$5,368	$374,129
7.     Contingencies
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
The Court previously had stayed the MicroCapital Action pending resolution of other outstanding litigation (In re Conn’s Inc. Sec. Litig., Cause No. 14-CV-00548 (S.D. Tex.) (the “Consolidated Securities Action”)), which was settled in October 2018. After that settlement, the stay was lifted, and the defendants filed a motion to dismiss plaintiff’s complaint in the MicroCapital Action on November 6, 2018. Briefing on the motion to dismiss was completed on January 16, 2019. On July 26, 2019, the magistrate judge to which defendants’ motion to dismiss had been assigned issued a report and recommendation, recommending that defendants’ motion to dismiss the complaint be granted in part and denied in part.  Both parties filed timely objections to that report and recommendation on August 9, 2019.  On September 25, 2019, the district court adopted the magistrate judge’s report and recommendation, which permitted MicroCapital to file an amended complaint, which MicroCapital filed on October 30, 2019. On November 8, 2019, the parties filed a joint discovery and case management plan, proposing various deadlines. Defendants filed their answer to the amended complaint on November 27, 2019.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Court previously approved a stipulation among the parties to stay the Original Derivative Action pending resolution of the Consolidated Securities Action. The stay was lifted on November 1, 2018, and the defendants filed a motion to dismiss plaintiff’s complaint. Briefing on the motion to dismiss was completed December 3, 2018, and the parties began engaging in discovery. On May 29, 2019, the magistrate judge, to which defendants’ motion to dismiss had been assigned, issued a report and recommendation, recommending that defendants’ motion to dismiss the complaint be granted, but recommended that the plaintiff be permitted to replead his claims. The district court adopted the recommendation on July 5, 2019.
On July 19, 2019, plaintiff filed an amended complaint. On August 13, 2019, the magistrate judge issued a new scheduling order, which permitted defendants to file a motion to dismiss the amended complaint on demand-futility grounds. That briefing was completed on October 15, 2019. On November 1, 2019, the magistrate judge heard argument on the motion to dismiss and postponed certain deadlines. That motion to dismiss remains pending.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. We received a copy of the proposed amended petition on October 12, 2018, but the amended proposed petition has not yet been filed. The parties jointly requested a stay on this case pending resolution of the Original Derivative Action. This case remains stayed until at least January 10, 2020.
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
8.     Variable Interest Entities
From time to time, we securitize customer accounts receivable by transferring the receivables to various bankruptcy-remote VIEs. Under the terms of the respective securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. We retain the servicing of the securitized portfolio and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables, and we currently hold all of the residual equity. In addition, we, rather than the VIEs, will retain all credit insurance income together with certain recoveries related to credit insurance and RSAs on charge-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIEs.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	October 31, 2019	January 31, 2019
Assets:
Restricted cash	$47,472	$57,475
Due from Conn’s, Inc., net	10,181	5,504
Customer accounts receivable:
Customer accounts receivable	454,573	538,826
Restructured accounts	130,820	135,834
Allowance for uncollectible accounts	(99,514)	(106,327)
Allowance for no-interest option credit programs	(4,478)	(8,047)
Deferred fees and origination costs	(4,228)	(5,321)
Total customer accounts receivable, net	477,173	554,965
Total assets	$534,826	$617,944
Liabilities:
Accrued expenses	$3,455	$3,939
Other liabilities	4,557	5,513
Short-term debt:
Warehouse Notes	—	53,635

Long-term debt:
2017-B Class B Notes	3,765	98,297
2017-B Class C Notes	78,640	78,640
2018-A Class A Notes	46,667	105,971
2018-A Class B Notes	28,144	63,908
2018-A Class C Notes	28,144	63,908
2019-A Class A Notes	128,470	—
2019-A Class B Notes	64,750	—
2019-A Class C Notes	62,510	—
	441,090	410,724
Less: deferred debt issuance costs	(2,472)	(2,731)
Total long-term debt	438,618	407,993
Total debt	$438,618	$461,628
Total liabilities	$446,630	$471,080
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of asset-backed notes have no recourse to assets outside of the respective VIEs.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Segment Information
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
As of October 31, 2019, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment is presented in the following tables:

	Three Months Ended October 31, 2019			Three Months Ended October 31, 2018
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$89,070	$—	$89,070	$91,342	$—	$91,342
Home appliance	90,343	—	90,343	79,542	—	79,542
Consumer electronics	48,113	—	48,113	60,008	—	60,008
Home office	18,681	—	18,681	22,661	—	22,661
Other	4,026	—	4,026	3,178	—	3,178
Product sales	250,233	—	250,233	256,731	—	256,731
Repair service agreement commissions	26,478	—	26,478	23,579	—	23,579
Service revenues	3,411	—	3,411	3,564	—	3,564
Total net sales	280,122	—	280,122	283,874	—	283,874
Finance charges and other revenues	197	97,389	97,586	179	89,771	89,950
Total revenues	280,319	97,389	377,708	284,053	89,771	373,824
Costs and expenses:
Cost of goods sold	170,453	—	170,453	166,886	—	166,886
Selling, general and administrative expense (1)	87,105	38,503	125,608	80,894	37,486	118,380
Provision for bad debts	535	42,051	42,586	286	47,262	47,548
Charges and credits	2,628	1,209	3,837	737	4,800	5,537
Total costs and expenses	260,721	81,763	342,484	248,803	89,548	338,351
Operating income	19,598	15,626	35,224	35,250	223	35,473
Interest expense	—	15,051	15,051	—	15,098	15,098
Income (loss) before income taxes	$19,598	$575	$20,173	$35,250	$(14,875)	$20,375

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended October 31, 2019			Nine Months Ended October 31, 2018
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$276,889	$—	$276,889	$285,428	$—	$285,428
Home appliance	266,989	—	266,989	249,036	—	249,036
Consumer electronics	151,454	—	151,454	167,964	—	167,964
Home office	52,270	—	52,270	60,260	—	60,260
Other	11,654	—	11,654	10,536	—	10,536
Product sales	759,256	—	759,256	773,224	—	773,224
Repair service agreement commissions	78,149	—	78,149	72,104	—	72,104
Service revenues	10,758	—	10,758	10,615	—	10,615
Total net sales	848,163	—	848,163	855,943	—	855,943
Finance charges and other revenues	602	283,514	284,116	291	260,597	260,888
Total revenues	848,765	283,514	1,132,279	856,234	260,597	1,116,831
Costs and expenses:
Cost of goods sold	509,746	—	509,746	507,102	—	507,102
Selling, general and administrative expense (1)	254,874	116,132	371,006	241,649	112,299	353,948
Provision for bad debts	645	131,723	132,368	789	141,666	142,455
Charges and credits	1,933	1,209	3,142	1,037	4,800	5,837
Total costs and expenses	767,198	249,064	1,016,262	750,577	258,765	1,009,342
Operating income	81,567	34,450	116,017	105,657	1,832	107,489
Interest expense	—	43,944	43,944	—	47,484	47,484
Loss on extinguishment of debt	—	—	—	—	1,773	1,773
Income (loss) before income taxes	$81,567	$(9,494)	$72,073	$105,657	$(47,425)	$58,232
	October 31, 2019			October 31, 2018
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$672,181	$1,484,644	$2,156,825	$453,279	$1,387,733	$1,841,012

(1)
For the three months ended October 31, 2019 and 2018, the amount of corporate overhead allocated to each segment reflected in SG&A was $5.7 million and $9.1 million, respectively. For the three months ended October 31, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $9.8 million and $9.5 million, respectively. For the nine months ended October 31, 2019 and 2018, the amount of corporate overhead allocated to each segment reflected in SG&A was $23.4 million and $26.7 million, respectively. For the nine months ended October 31, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $29.2 million and $28.3 million, respectively.

10.	Guarantor Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn’s, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of October 31, 2019 and January 31, 2019, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following financial information presents the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Income, and Condensed Consolidated Statement of Cash Flows for Conn’s, Inc. (the issuer of the Senior Notes), the Guarantors, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and operations. The condensed consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) Guarantors,
(iii) Non-Guarantor Subsidiaries, and
(iv) the parent company and the subsidiaries on a consolidated basis at October 31, 2019 and January 31, 2019 (after the elimination of intercompany balances and transactions).
Condensed Consolidated Balance Sheet as of October 31, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4,672	$—	$—	$4,672
Restricted cash	—	1,775	47,472	—	49,247
Customer accounts receivable, net of allowances	—	476,144	190,778	—	666,922
Other accounts receivable	—	66,748	—	—	66,748
Inventories	—	247,614	—	—	247,614
Other current assets	—	14,153	10,181	(11,785)	12,549
Total current assets	—	811,106	248,431	(11,785)	1,047,752
Investment in and advances to subsidiaries	835,653	88,196	—	(923,849)	—
Long-term portion of customer accounts receivable, net of allowances	—	374,126	286,395	—	660,521
Property and equipment, net	—	172,341	—	—	172,341
Operating lease right-of-use assets	—	240,879	—	—	240,879
Deferred income taxes	22,908	—	—	—	22,908
Other assets	—	12,424	—	—	12,424
Total assets	$858,561	$1,699,072	$534,826	$(935,634)	$2,156,825
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and financing lease obligations	$—	$607	$—	$—	$607
Accounts payable	—	85,908	—	—	85,908
Accrued expenses	4,800	70,939	3,455	(2,417)	76,777
Operating lease liability - current	—	38,541	—	—	38,541
Other current liabilities	—	17,646	2,720	(9,368)	10,998
Total current liabilities	4,800	213,641	6,175	(11,785)	212,831
Operating lease liability - non current	—	322,248	—	—	322,248
Long-term debt and financing lease obligations	223,384	303,061	438,618	—	965,063
Other long-term liabilities	—	24,469	1,837	—	26,306
Total liabilities	228,184	863,419	446,630	(11,785)	1,526,448
Total stockholders’ equity	630,377	835,653	88,196	(923,849)	630,377
Total liabilities and stockholders’ equity	$858,561	$1,699,072	$534,826	$(935,634)	$2,156,825
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Income for the Three Months Ended October 31, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$280,122	$—	$—	$280,122
Finance charges and other revenues	—	56,758	40,828	—	97,586
Servicing fee revenue	—	7,778	—	(7,778)	—
Total revenues	—	344,658	40,828	(7,778)	377,708
Costs and expenses:
Cost of goods sold	—	170,453	—	—	170,453
Selling, general and administrative expense	—	125,402	7,984	(7,778)	125,608
Provision for bad debts	—	26,973	15,613	—	42,586
Charges and credits	—	3,837	—	—	3,837
Total costs and expenses	—	326,665	23,597	(7,778)	342,484
Operating income	—	17,993	17,231	—	35,224
Interest expense	4,444	3,918	6,689	—	15,051
Income (loss) before income taxes	(4,444)	14,075	10,542	—	20,173
Provision (benefit) for income taxes	(1,101)	3,575	2,556	—	5,030
Net income (loss)	(3,343)	10,500	7,986	—	15,143
Income from consolidated subsidiaries	18,486	7,986	—	(26,472)	—
Consolidated net income	$15,143	$18,486	$7,986	$(26,472)	$15,143
Condensed Consolidated Statement of Income for the Three Months Ended October 31, 2018:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$283,874	$—	$—	$283,874
Finance charges and other revenues	—	48,666	41,284	—	89,950
Servicing fee revenue	—	12,226	—	(12,226)	—
Total revenues	—	344,766	41,284	(12,226)	373,824
Costs and expenses:
Cost of goods sold	—	166,886	—	—	166,886
Selling, general and administrative expense	—	118,234	12,372	(12,226)	118,380
Provision for bad debts	—	7,715	39,833	—	47,548
Charges and credits	—	5,537	—	—	5,537
Total costs and expenses	—	298,372	52,205	(12,226)	338,351
Operating income (loss)	—	46,394	(10,921)	—	35,473
Interest expense	4,448	2,106	8,544	—	15,098
Income (loss) before income taxes	(4,448)	44,288	(19,465)	—	20,375
Provision (benefit) for income taxes	(1,254)	12,487	(5,488)	—	5,745
Net income (loss)	(3,194)	31,801	(13,977)	—	14,630
Income (loss) from consolidated subsidiaries	17,824	(13,977)	—	(3,847)	—
Consolidated net income (loss)	$14,630	$17,824	$(13,977)	$(3,847)	$14,630

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Income for the Nine Months Ended October 31, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$848,163	$—	$—	$848,163
Finance charges and other revenues	—	164,110	120,006	—	284,116
Servicing fee revenue	—	25,476	—	(25,476)	—
Total revenues	—	1,037,749	120,006	(25,476)	1,132,279
Costs and expenses:
Cost of goods sold	—	509,746	—	—	509,746
Selling, general and administrative expense	—	370,407	26,075	(25,476)	371,006
Provision for bad debts	—	71,312	61,056	—	132,368
Charges and credits	—	3,142	—	—	3,142
Total costs and expenses	—	954,607	87,131	(25,476)	1,016,262
Operating income	—	83,142	32,875	—	116,017
Interest expense	13,330	9,842	20,772	—	43,944
Income (loss) before income taxes	(13,330)	73,300	12,103	—	72,073
Provision (benefit) for income taxes	(3,227)	17,744	2,930	—	17,447
Net income (loss)	(10,103)	55,556	9,173	—	54,626
Income from consolidated subsidiaries	64,729	9,173	—	(73,902)	—
Consolidated net income	$54,626	$64,729	$9,173	$(73,902)	$54,626
Condensed Consolidated Statement of Income for the Nine Months Ended October 31, 2018:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$855,943	$—	$—	$855,943
Finance charges and other revenues	—	150,974	109,914	—	260,888
Servicing fee revenue	—	32,007	—	(32,007)	—
Total revenues	—	1,038,924	109,914	(32,007)	1,116,831
Costs and expenses:
Cost of goods sold	—	507,102	—	—	507,102
Selling, general and administrative expense	—	353,542	32,413	(32,007)	353,948
Provision for bad debts	—	44,591	97,864	—	142,455
Charges and credits	—	5,837	—	—	5,837
Total costs and expenses	—	911,072	130,277	(32,007)	1,009,342
Operating income (loss)	—	127,852	(20,363)	—	107,489
Interest expense	13,339	8,872	25,273	—	47,484
Loss on extinguishment of debt	—	142	1,631	—	1,773
Income (loss) before income taxes	(13,339)	118,838	(47,267)	—	58,232
Provision (benefit) for income taxes	(3,175)	28,284	(11,250)	—	13,859
Net income (loss)	(10,164)	90,554	(36,017)	—	44,373
Income (loss) from consolidated subsidiaries	54,537	(36,017)	—	(18,520)	—
Consolidated net income (loss)	$44,373	$54,537	$(36,017)	$(18,520)	$44,373

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended October 31, 2019:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$25,217	$50,692	$16,620	$—	$92,529
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(379,200)	379,200	—
Sale of customer accounts receivables	—	—	379,200	(379,200)	—
Purchase of property and equipment	—	(48,324)	—	—	(48,324)
Proceeds from asset dispositions	—	724	—	—	724
Investment in subsidiary	—	(33,019)	—	33,019	—
Net cash used in investing activities	—	(80,619)	—	33,019	(47,600)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	381,790	—	381,790
Payments on asset-backed notes	—	—	(351,424)	—	(351,424)
Borrowings from revolving credit facility	—	1,247,195	—	—	1,247,195
Contribution from subsidiary	33,019	—	—	(33,019)	—
Payments on revolving credit facility	—	(1,215,395)	—	—	(1,215,395)
Payments of debt issuance costs and amendment fees	—	(62)	(3,354)	—	(3,416)
Payments on warehouse facility	—	—	(53,635)	—	(53,635)
Proceeds from stock issued under employee benefit plans	835	—	—	—	835
Tax payments associated with equity-based compensation transactions	—	(2,009)	—	—	(2,009)
Payment for share repurchases	(59,071)	—	—	—	(59,071)
Other	—	(817)	—	—	(817)
Net cash provided by (used in) financing activities	(25,217)	28,912	(26,623)	(33,019)	(55,947)
Net change in cash, cash equivalents and restricted cash	—	(1,015)	(10,003)	—	(11,018)
Cash, cash equivalents and restricted cash, beginning of period	—	7,462	57,475	—	64,937
Cash, cash equivalents and restricted cash, end of period	$—	$6,447	$47,472	$—	$53,919

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended October 31, 2018:

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,055)	$188,302	$(5,153)	$—	$182,094
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(525,846)	525,846	—
Sale of customer accounts receivables	—	—	525,846	(525,846)	—
Purchase of property and equipment	—	(22,609)	—	—	(22,609)
Net cash used in investing activities	—	(22,609)	—	—	(22,609)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	358,300	—	358,300
Payments on asset-backed notes	—	(169,443)	(450,231)	—	(619,674)
Borrowings from revolving credit facility	—	1,266,333	—	—	1,266,333
Payments on revolving credit facility	—	(1,260,283)	—	—	(1,260,283)
Borrowings from warehouse facility	—	—	173,286	—	173,286
Payments of debt issuance costs and amendment fees	—	(3,226)	(4,155)	—	(7,381)
Payments on warehouse facility	—	—	(88,876)	—	(88,876)
Proceeds from stock issued under employee benefit plans	1,055	—	—	—	1,055
Tax payments associated with equity-based compensation transactions	—	(2,931)	—	—	(2,931)
Payments from extinguishment of debt	—	(1,177)	—	—	(1,177)
Other	—	(760)	—	—	(760)
Net cash provided by (used in) financing activities	1,055	(171,487)	(11,676)	—	(182,108)
Net change in cash, cash equivalents and restricted cash	—	(5,794)	(16,829)	—	(22,623)
Cash, cash equivalents and restricted cash, beginning of period	—	10,836	85,322	—	96,158
Cash, cash equivalents and restricted cash, end of period	$—	$5,042	$68,493	$—	$73,535

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity
Share Repurchases. On May 30, 2019, we entered into a stock repurchase program pursuant to which we may repurchase up to $75.0 million of our outstanding common stock. The program will remain effective for one year, unless extended by the Board of Directors. During the three months ended October 31, 2019, we repurchased 1,261,819 shares of our common stock at an average weighted cost per share of $19.58 for an aggregate amount of $24.7 million. During the nine months ended October 31, 2019, we repurchased 3,136,665 shares of our common stock at an average weighted cost per share of $18.82 for an aggregate amount of $59.1 million.
12.     Subsequent Events
Asset-backed Note. On November 26, 2019, an affiliate of the Company (“the Issuer”) completed the issuance and sale of asset-backed notes in the aggregate principal amount of $486.0 million secured by the transferred customer accounts receivable and restricted cash held by a VIE, which resulted in net proceeds to us of $482.8 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s asset-based credit facility and for other general corporate purposes. The asset-backed notes mature on June 17, 2024 and consist of $317.2 million of the Issuer’s 2.66% Class A, Series 2019-B Asset Backed Fixed Rate Notes, $85.5 million of 3.62% Class B, Series 2019-B Asset Backed Fixed Rate Notes, and $83.3 million of 4.60% Class C, Series 2019-B Asset Backed Fixed Rate Notes.
Share Repurchases. For the period November 1, 2019 through December 6, 2019, we repurchased an additional 348,776 shares of our common stock for $7.2 million at an average price of $20.68 per share. The total shares repurchased through December 6, 2019 under the plan in aggregate is 3,485,441 shares for $66.2 million at an average price of $19.00 per share.

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
Executive Summary
Total revenues were $377.7 million for the three months ended October 31, 2019 compared to $373.8 million for the three months ended October 31, 2018, an increase of $3.9 million or 1.0%. Retail revenues were $280.3 million for the three months ended October 31, 2019 compared to $284.1 million for the three months ended October 31, 2018, a decrease of $3.7 million or 1.3%. The decrease in retail revenue was primarily driven by a decrease in same store sales of 8.4%, partially offset by new store growth. The decrease in same store sales was driven by a decrease of 12.8% in markets impacted by Hurricane Harvey, and by a decrease of 6.7% in markets not impacted by Hurricane Harvey. We believe the decrease in markets impacted by Hurricane Harvey were impacted by rebuilding efforts during the three months ended October 31, 2018. Same store sales include e-commerce sales. The decrease in same store sales reflects underwriting adjustments made during the three months ended October 31, 2019, which negatively impacted same store sales.  In addition, a combination of significant price deflation for premium large screen televisions and an increase in production by second- and third-tier manufacturers, which has made cash purchases of large screen televisions more accessible to our core customer, negatively impacted same store sales during the quarter. Credit revenues were $97.4 million for the three months ended October 31, 2019 compared to $89.8 million for the three months ended October 31, 2018, an increase of $7.6 million or 8.5%. The increase in credit revenue resulted from the origination of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 22.1% from 21.7% for the comparative period in fiscal year 2019, and from a 3.2% increase in the average outstanding balance of the customer accounts receivable portfolio. In addition, insurance income contributed to an increase in credit revenue over the prior year period primarily due to an increase in insurance retrospective income for the three months ended October 31, 2019.

Retail gross margin for the three months ended October 31, 2019 was 39.2%, a decrease of 200 basis points from the 41.2% reported for the three months ended October 31, 2018. The decrease in retail gross margin was primarily driven by higher margins realized in the comparative three months ended October 31, 2018 due to the one-time benefit of increases in appliance retail pricing related to tariff adjustments and the associated forward purchases of inventory, coupled with increased logistics costs to help support future growth in the three months ended October 31, 2019. The decrease was partially offset by an increase in retrospective income on our repair service agreements (“RSAs”) during the three months ended October 31, 2019.
Selling, general and administrative expense (“SG&A”) for the three months ended October 31, 2019 was $125.6 million compared to $118.4 million for the three months ended October 31, 2018, an increase of $7.2 million or 6.1%. The SG&A increase in the retail segment was primarily due to increases in new store occupancy costs, compensation costs and an increase in advertising expense, partially offset by a decrease in corporate overhead allocation. The SG&A increase in the credit segment was primarily due to an increase in general operational expenses and third-party legal expenses related to collection efforts on charged off accounts.
Provision for bad debts decreased to $42.6 million for the three months ended October 31, 2019 from $47.5 million for the three months ended October 31, 2018, a decrease of $5.0 million. The decrease was driven by lower net charge-offs of $2.3 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 and a decrease in the allowance for bad debts for the three months ended October 31, 2019. The decrease in the allowance for bad debts was primarily driven by a year-over-year decrease in the incurred loss rate and an increase in customer recovery rate, partially offset by an increase in first payment default and delinquency rates and a greater increase in the year-over-year change in carrying value of the customer accounts receivable portfolio balance.
Interest expense was $15.1 million for the three months ended October 31, 2019 and $15.1 million for the three months ended October 31, 2018.
Net income for the three months ended October 31, 2019 was $15.1 million or $0.51 per diluted share, compared to $14.6 million, or $0.45 per diluted share, for the three months ended October 31, 2018.
Company Initiatives
In the third quarter of fiscal year 2020, we delivered strong credit segment performance, driven by higher yields, better portfolio performance and lower borrowing costs.  Retail operating margins remained strong, demonstrating our differentiated business model, improved product mix, and emphasis on disciplined cost management. We delivered the following financial and operational results in the third quarter of fiscal year 2020:

•	Achieved earnings per diluted share of $0.51 for the three months ended October 31, 2019, an increase of 13.3% compared to $0.45 for the three months ended October 31, 2018;

•	Recorded an increase in e-commerce sales of 350% compared to the third quarter of fiscal year 2019;

•	Recorded record third quarter yield on our customer receivables portfolio of 22.1% as a result of the continued seasoning of loans originated under our higher-yielding direct loan program;

•	Recorded positive credit segment income before taxes for the first time in five and half years;

•
Increased our credit spread, which is the difference between net yield and charge-offs as a percentage of our average customer accounts receivable portfolio balance, to 10.7% for the three months ended October 31, 2019 from 9.4% for the three months ended October 31, 2018;

•	Repurchased $24.7 million or approximately 1.3 million shares of the Company’s common stock at an average share price of $19.58; and

•	Opened six new stores for a total of 14 new stores for fiscal year 2020.
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
Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues:
Total net sales	$280,122	$283,874	$(3,752)	$848,163	$855,943	$(7,780)
Finance charges and other revenues	97,586	89,950	7,636	284,116	260,888	23,228
Total revenues	377,708	373,824	3,884	1,132,279	1,116,831	15,448
Costs and expenses:
Cost of goods sold	170,453	166,886	3,567	509,746	507,102	2,644
Selling, general and administrative expense	125,608	118,380	7,228	371,006	353,948	17,058
Provision for bad debts	42,586	47,548	(4,962)	132,368	142,455	(10,087)
Charges and credits	3,837	5,537	(1,700)	3,142	5,837	(2,695)
Total costs and expenses	342,484	338,351	4,133	1,016,262	1,009,342	6,920
Operating income	35,224	35,473	(249)	116,017	107,489	8,528
Interest expense	15,051	15,098	(47)	43,944	47,484	(3,540)
Loss on extinguishment of debt	—	—	—	—	1,773	(1,773)
Income before income taxes	20,173	20,375	(202)	72,073	58,232	13,841
Provision for income taxes	5,030	5,745	(715)	17,447	13,859	3,588
Net income	$15,143	$14,630	$513	$54,626	$44,373	$10,253

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
The following table represents total revenues, costs and expenses, operating income and loss before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(dollars in thousands)	2019	2018	Change	2019	2018	Change
Revenues:
Product sales	$250,233	$256,731	$(6,498)	$759,256	$773,224	$(13,968)
Repair service agreement commissions	26,478	23,579	2,899	78,149	72,104	6,045
Service revenues	3,411	3,564	(153)	10,758	10,615	143
Total net sales	280,122	283,874	(3,752)	848,163	855,943	(7,780)
Finance charges and other	197	179	18	602	291	311
Total revenues	280,319	284,053	(3,734)	848,765	856,234	(7,469)
Costs and expenses:
Cost of goods sold	170,453	166,886	3,567	509,746	507,102	2,644
Selling, general and administrative expense (1)	87,105	80,894	6,211	254,874	241,649	13,225
Provision for bad debts	535	286	249	645	789	(144)
Charges and credits	2,628	737	1,891	1,933	1,037	896
Total costs and expenses	260,721	248,803	11,918	767,198	750,577	16,621
Operating income	$19,598	$35,250	$(15,652)	$81,567	$105,657	$(24,090)
Number of stores:
Beginning of period	131	118		123	116
Opened	6	3		14	5
End of period	137	121		137	121

Credit Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenues:
Finance charges and other revenues	$97,389	$89,771	$7,618	$283,514	$260,597	$22,917
Costs and expenses:
Selling, general and administrative expense (1)	38,503	37,486	1,017	116,132	112,299	3,833
Provision for bad debts	42,051	47,262	(5,211)	131,723	141,666	(9,943)
Charges and credits	1,209	4,800	(3,591)	1,209	4,800	(3,591)
Total costs and expenses	81,763	89,548	(7,785)	249,064	258,765	(9,701)
Operating income	15,626	223	15,403	34,450	1,832	32,618
Interest expense	15,051	15,098	(47)	43,944	47,484	(3,540)
Loss on extinguishment of debt	—	—	—	—	1,773	(1,773)
Loss before income taxes	$575	$(14,875)	$15,450	$(9,494)	$(47,425)	$37,931

(1)
For the three months ended October 31, 2019 and 2018, the amount of overhead allocated to each segment reflected in SG&A was $5.7 million and $9.1 million, respectively. For the three months ended October 31, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $9.8 million and $9.5 million, respectively. For the nine months ended October 31, 2019 and 2018, the amount of corporate overhead allocated to each segment reflected in SG&A was $23.4 million and $26.7 million, respectively. For the nine months ended October 31, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $29.2 million and $28.3 million, respectively.

Three months ended October 31, 2019 compared to three months ended October 31, 2018
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended October 31,					%	Same Store
(dollars in thousands)	2019	% of Total	2018	% of Total	Change	Change	% Change
Furniture and mattress	$89,070	31.8%	$91,342	32.2%	$(2,272)	(2.5)%	(7.7)%
Home appliance	90,343	32.3	79,542	28.0	10,801	13.6	5.5
Consumer electronics	48,113	17.2	60,008	21.1	(11,895)	(19.8)	(25.6)
Home office	18,681	6.7	22,661	8.0	(3,980)	(17.6)	(20.8)
Other	4,026	1.4	3,178	1.1	848	26.7	10.7
Product sales	250,233	89.4	256,731	90.4	(6,498)	(2.5)	(8.6)
Repair service agreement commissions (1)	26,478	9.5	23,579	8.3	2,899	12.3	(6.2)
Service revenues	3,411	1.1	3,564	1.3	(153)	(4.3)
Total net sales	$280,122	100.0%	$283,874	100.0%	$(3,752)	(1.3)%	(8.4)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in product sales for the three months ended October 31, 2019 was primarily due to a decrease in same store sales of 8.4%, partially offset by new store growth. The decrease in same store sales was driven by a decrease of 12.8% in markets impacted by Hurricane Harvey and 6.7% in markets not impacted by Hurricane Harvey. We believe the decrease in markets impacted by Hurricane Harvey were impacted by rebuilding efforts during the three months ended October 31, 2018. The decrease in same store sales reflects underwriting adjustments made during the three months ended October 31, 2019, which negatively impacted same store sales.  In addition, a combination of significant price deflation for premium large screen televisions and an increase in production by second- and third-tier manufacturers, which has made cash purchases of large screen televisions more accessible to our core customer, negatively impacted same store sales during the quarter.

The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended October 31,
(in thousands)	2019	2018	Change
Interest income and fees	$87,484	$82,964	$4,520
Insurance income	9,905	6,807	3,098
Other revenues	197	179	18
Finance charges and other revenues	$97,586	$89,950	$7,636
The increase in interest income and fees resulted from an increase in the yield rate to 22.1% for the three months ended October 31, 2019 from 21.7% for the three months ended October 31, 2018, an increase of 40 basis points, and from an increase of 3.2% in the average balance of the customer accounts receivable portfolio. The increase in the yield rate resulted from the origination of our higher-yielding direct loan product, which represented approximately 75% of our originations for the three months ended October 31, 2019. In addition, insurance income contributed to an increase in credit revenue over the prior year period primarily due to an increase in insurance retrospective income for the three months ended October 31, 2019.
The following table provides key portfolio performance information:

	Three Months Ended October 31,
(dollars in thousands)	2019	2018	Change
Interest income and fees	$87,484	$82,964	$4,520
Net charge-offs	(44,551)	(46,850)	2,299
Interest expense	(15,051)	(15,098)	47
Net portfolio income	$27,882	$21,016	$6,866
Average outstanding portfolio balance	$1,567,633	$1,518,513	$49,120
Interest income and fee yield (annualized)	22.1%	21.7%
Net charge-off % (annualized)	11.4%	12.3%
Retail Gross Margin

	Three Months Ended October 31,
(dollars in thousands)	2019	2018	Change
Retail total net sales	$280,122	$283,874	$(3,752)
Cost of goods sold	170,453	166,886	3,567
Retail gross margin	$109,669	$116,988	$(7,319)
Retail gross margin percentage	39.2%	41.2%
The decrease in retail gross margin was primarily driven by higher margins realized in the comparative three months ended October 31, 2018 due to the one-time benefit of increases in appliance retail pricing related to tariff adjustments and the associated forward purchases of inventory, coupled with increased logistics costs to help support future growth in the three months ended October 31, 2019. The decrease was partially offset by an increase in retrospective income on our RSAs during the three months ended October 31, 2019.

Selling, General and Administrative Expense

	Three Months Ended October 31,
(dollars in thousands)	2019	2018	Change
Retail segment	$87,105	$80,894	$6,211
Credit segment	38,503	37,486	1,017
Selling, general and administrative expense - Consolidated	$125,608	$118,380	$7,228
Selling, general and administrative expense as a percent of total revenues	33.3%	31.7%
The SG&A increase in the retail segment was primarily due to increases in new store occupancy costs, compensation costs and advertising expense, offset by a decrease in corporate overhead allocation. The SG&A increase in the credit segment was primarily due to an increase in general operational expenses and third-party legal expenses related to collection efforts on charged off accounts. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment for the three months ended October 31, 2019 decreased 10 basis points as compared to the three months ended October 31, 2018.
Provision for Bad Debts

	Three Months Ended October 31,
(dollars in thousands)	2019	2018	Change
Retail segment	$535	$286	$249
Credit segment	42,051	47,262	(5,211)
Provision for bad debts - Consolidated	$42,586	$47,548	$(4,962)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	10.7%	12.4%
The provision for bad debts decreased to $42.6 million for the three months ended October 31, 2019 from $47.5 million for the three months ended October 31, 2018, a decrease of $5.0 million. The decrease was driven by lower net charge-offs of $2.3 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 and a decrease in the allowance for bad debts for the three months ended October 31, 2019. The decrease in the allowance for bad debts was primarily driven by a year-over-year decrease in the incurred loss rate and an increase in customer recovery rate, partially offset by an increase in first payment default and delinquency rates and a greater increase in the year-over-year change in carrying value of the customer accounts receivable portfolio balance.
Charges and Credits

	Three Months Ended October 31,
(in thousands)	2019	2018	Change
Employee severance	$—	$737	$(737)
Legal judgment	—	4,800	(4,800)
Write-off of software costs	1,209	—	1,209
Facility closure costs	2,628	—	2,628
Total charges and credits	$3,837	$5,537	$(1,700)
During the three months ended October 31, 2019, we recognized $3.2 million in impairments from the exiting of certain leases upon the relocation of three distribution centers into one facility. Facility closure costs were offset by a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments and write-off of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system. During the three months ended October 31, 2018, we recorded severance costs related to a change in the executive management team of $0.7 million and costs related to the judgment (the “TFL LoanCo Judgment”) in favor of TF LoanCo (“TFL”) requiring Conn’s to pay approximately $4.8 million to TFL. See Part II, Item 8., in Note 12, Contingencies, of the 2019 Form 10-K for the fiscal year ended January 31, 2019 for additional details of the TFL Judgment.

Interest Expense
Interest expense was $15.1 million for the three months ended October 31, 2019 and $15.1 million for the three months ended October 31, 2018.
Provision for Income Taxes

	Three Months Ended October 31,
(dollars in thousands)	2019	2018	Change
Provision for income taxes	$5,030	$5,745	$(715)
Effective tax rate	24.9%	28.2%
The decrease in income tax expense for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 was primarily driven by a decrease in pre-tax earnings and a decrease in the effective tax rate. The primary factor affecting the decrease in our effective tax rate for the three months ended October 31, 2019 was a decrease in state income tax expense compared to the prior year period.
Nine months ended October 31, 2019 compared to nine months ended October 31, 2018
Revenues. The following table provides an analysis of retail net sales by product category in each period, including RSA commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Nine Months Ended October 31,					%	Same Store
(dollars in thousands)	2019	% of Total	2018	% of Total	Change	Change	% Change
Furniture and mattress	$276,889	32.6%	$285,428	33.4%	$(8,539)	(3.0)%	(6.1)%
Home appliance	266,989	31.5	249,036	29.1	17,953	7.2	1.9
Consumer electronics	151,454	17.9	167,964	19.6	(16,510)	(9.8)	(15.8)
Home office	52,270	6.2	60,260	7.1	(7,990)	(13.3)	(16.3)
Other	11,654	1.4	10,536	1.2	1,118	10.6	2.5
Product sales	759,256	89.6	773,224	90.4	(13,968)	(1.8)	(6.3)
Repair service agreement commissions (1)	78,149	9.2	72,104	8.4	6,045	8.4	(6.3)
Service revenues	10,758	1.2	10,615	1.2	143	1.3
Total net sales	$848,163	100.0%	$855,943	100.0%	$(7,780)	(0.9)%	(6.3)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in product sales for the nine months ended October 31, 2019 was due to a decrease in same store sales of 6.3% partially offset by new store growth. The decrease in same store sales was 12.2% in markets impacted by Hurricane Harvey and 4.0% in markets not impacted by Hurricane Harvey. We believe the decrease in markets impacted by Hurricane Harvey were impacted by rebuilding efforts during the nine months ended October 31, 2018. The decrease in same store sales reflects underwriting adjustments made during the nine months ended October 31, 2019, which negatively impacted same store sales.  In addition, a combination of significant price deflation for premium large screen televisions and an increase in production by second- and third-tier manufacturers, which has made cash purchases of large screen televisions more accessible to our core customer, negatively impacted same store sales during the nine months ended October 31, 2019. We also believe same store sales were negatively impacted, primarily in the first fiscal quarter of fiscal year 2020, by a greater-than-expected shift towards online applications, which exhibit higher credit risk and lower approval rates, disruption in the transition to our new e-commerce platform to support our full omnichannel offering and the delay in customers receiving federal tax refunds.

The following table provides the change of the components of finance charges and other revenues:

	Nine Months Ended October 31,
(in thousands)	2019	2018	Change
Interest income and fees	$256,705	$239,745	$16,960
Insurance income	26,809	20,852	5,957
Other revenues	602	291	311
Finance charges and other revenues	$284,116	$260,888	$23,228
The increase in interest income and fees resulted from an increase in the yield rate to 22.0% for the nine months ended October 31, 2019 from 21.2% for the nine months ended October 31, 2018, an increase of 80 basis points, and from an increase of 3.3% in the average balance of the customer accounts receivable portfolio. The increase in the yield rate resulted from the origination of our higher-yielding direct loan product, which represented approximately 76% of our originations for the nine months ended October 31, 2019. In addition, insurance income contributed to an increase in credit revenue over the prior year period primarily due to an increase in insurance retrospective income for the nine months ended October 31, 2019.
The following table provides key portfolio performance information:

	Nine Months Ended October 31,
(dollars in thousands)	2019	2018	Change
Interest income and fees	$256,705	$239,745	$16,960
Net charge-offs	(142,616)	(143,943)	1,327
Interest expense	(43,944)	(47,484)	3,540
Net portfolio income	$70,145	$48,318	$21,827
Average outstanding portfolio balance	$1,558,260	$1,508,887	$49,373
Interest income and fee yield (annualized)	22.0%	21.2%
Net charge-off % (annualized)	12.2%	12.7%
Retail Gross Margin

	Nine Months Ended October 31,
(dollars in thousands)	2019	2018	Change
Retail total net sales	$848,163	$855,943	$(7,780)
Cost of goods sold	509,746	507,102	2,644
Retail gross margin	$338,417	$348,841	$(10,424)
Retail gross margin percentage	39.9%	40.8%
The decrease in retail gross margin was primarily driven by higher margins realized in the comparative nine months ended October 31, 2018 due to the one-time benefit of increases in appliance retail pricing related to tariff adjustments and the associated forward purchases of inventory, coupled with increased logistics costs to help support future growth in the nine months ended October 31, 2019. The decrease was partially offset by an increase in retrospective income on our RSAs during the nine months ended October 31, 2019.

Selling, General and Administrative Expense

	Nine Months Ended October 31,
(dollars in thousands)	2019	2018	Change
Retail segment	$254,874	$241,649	$13,225
Credit segment	116,132	112,299	3,833
Selling, general and administrative expense - Consolidated	$371,006	$353,948	$17,058
Selling, general and administrative expense as a percent of total revenues	32.8%	31.7%
The SG&A increase in the retail segment was primarily due to increases in new store occupancy costs, compensation costs and advertising expense, offset by a decrease in fees related to professional services. The SG&A increase in the credit segment was primarily due to an increase in general operational expenses and third-party legal expenses related to collection efforts on charged off accounts. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment for the nine months ended October 31, 2019 remained flat as compared to the nine months ended October 31, 2018.
Provision for Bad Debts

	Nine Months Ended October 31,
(dollars in thousands)	2019	2018	Change
Retail segment	$645	$789	$(144)
Credit segment	131,723	141,666	(9,943)
Provision for bad debts - Consolidated	$132,368	$142,455	$(10,087)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	11.3%	12.5%
The provision for bad debts decreased to $132.4 million for the nine months ended October 31, 2019 from $142.5 million for the nine months ended October 31, 2018, a decrease of $10.1 million. The decrease was driven by a greater decrease in the allowance for bad debts during the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, and by a year-over-year decrease in net charge-offs of $1.3 million. The decrease in the allowance for bad debts for the nine months ended October 31, 2019 was primarily driven by a year-over-year decrease in the incurred loss rate and an increase in customer recovery rate as of the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, partially offset by an increase in first payment default and delinquency rates.
Charges and Credits

	Nine Months Ended October 31,
(in thousands)	2019	2018	Change
Securities-related regulatory matter and other legal fees	$—	$300	$(300)
Employee severance	—	737	(737)
Legal judgment	—	4,800	(4,800)
Write-off of software costs	1,209	—	1,209
Facility closure costs	1,933	—	1,933
Total charges and credits	$3,142	$5,837	$(2,695)
During the nine months ended October 31, 2019, we recognized $3.2 million in impairments from the exiting of certain leases upon the relocation of three distribution centers into one facility. Facility closure costs were offset by a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters and a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments and write-off of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system. During the nine months ended October 31, 2018, we recorded a contingency reserve related to a regulatory matter, severance costs related to a change in the executive management team, and costs related to the TFL Judgment.

Interest Expense
Interest expense decreased to $43.9 million for the nine months ended October 31, 2019 from $47.5 million for the nine months ended October 31, 2018, a decrease of $3.6 million. The decrease was driven by a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the nine months ended October 31, 2018, we recorded a $1.8 million loss on extinguishment of debt related to the retirement of our Series 2016-B Class B Notes (the “2016-B Redeemed Notes”) and Series 2017-A Class B and Class C Notes and associated call premiums.
Provision for Income Taxes

	Nine Months Ended October 31,
(dollars in thousands)	2019	2018	Change
Provision for income taxes	$17,447	$13,859	$3,588
Effective tax rate	24.2%	23.8%
The increase in income tax expense for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018 was primarily driven by an increase in pre-tax earnings and an increase in the effective tax rate. The primary factor affecting the increase in our effective tax rate for the nine months ended October 31, 2019 was a decrease in deductible compensation expense compared to the prior year period.
Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 76% of our originations during the nine months ended October 31, 2019, which have a maximum equivalent interest rate of up to 27% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana under our direct consumer loan programs. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 12% of our originations during the nine months ended October 31, 2019.
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

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of October 31,
	2019	2018
Weighted average credit score of outstanding balances (1)	592	593
Average outstanding customer balance	$2,735	$2,578
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	10.1%	9.3%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(4)(5)	27.8%	26.1%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$110,016	$86,807
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	13.3%	13.6%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	21.8%	21.7%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Total applications processed (6)	305,525	283,274	875,374	862,324
Weighted average origination credit score of sales financed (1)	608	610	608	609
Percent of total applications approved and utilized	25.6%	28.5%	27.1%	30.1%
Average income of credit customer at origination	$46,100	$45,400	$45,700	$44,200
Percent of retail sales paid for by:
In-house financing, including down payments received	66.7%	69.7%	67.9%	70.1%
Third-party financing	18.5%	15.6%	17.5%	15.7%
Third-party lease-to-own option	7.0%	8.0%	7.2%	7.3%
	92.2%	93.3%	92.6%	93.1%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)
Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.

(4)
First time re-ages related to customers affected by Hurricane Harvey within FEMA-designated disaster areas included in the re-aged balance as of October 31, 2019 and October 31, 2018 were 0.8% and 2.2%, respectively, of the total customer portfolio carrying value.

(5)
First time re-ages related to customers affected by Tropical Storm Imelda within FEMA-designated disaster areas included in the re-aged balance as of October 31, 2019 were 0.5% of the total customer portfolio carrying value.

(6)	The total applications processed during the three and nine months ended October 31, 2018, we believe, reflect the impact of the rebuilding efforts following Hurricane Harvey.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 9.9% as of October 31, 2019 from 10.7% as of October 31, 2018. This decrease is primarily driven by an increase in customer recoveries, as well as a reduction in the non-TDR loss rate. The percentage of the carrying value of non-restructured accounts greater than 60 days past due increased 80 basis points over the prior year period to 8.1% as of October 31, 2019 from 7.3% as of October 31, 2018.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 35.7% as of October 31, 2019 as compared to 34.7% as of October 31, 2018.

The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 11.4% for the three months ended October 31, 2019 compared to 12.3% for the three months ended October 31, 2018. The decrease was primarily due to the seasoning of loans originated with tighter underwriting standards, improved collections execution and improvements in recoveries due to enhancements in our collections program.
As of October 31, 2019 and 2018, balances under no-interest programs included within customer receivables were $337.6 million and $331.1 million, respectively.
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
Operating cash flows.  For the nine months ended October 31, 2019, net cash provided by operating activities was $92.5 million compared to $182.1 million for the nine months ended October 31, 2018. The decrease in net cash provided by operating activities was primarily driven by a decrease in cash provided by working capital, which was primarily due to timing of receipts and payments on inventory, and the collection of an income tax refund of $34.5 million during the nine months ended October 31, 2018, partially offset by an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the nine months ended October 31, 2019, net cash used in investing activities was $47.6 million compared to $22.6 million for the nine months ended October 31, 2018. The change was primarily the result of higher capital expenditures due to investments in new stores, renovations and expansions of select existing stores, a new distribution center and technology investments we are making to support long-term growth.
Financing cash flows.  For the nine months ended October 31, 2019, net cash used in financing activities was $55.9 million compared to net cash used in financing activities of $182.1 million for the nine months ended October 31, 2018. During the nine months ended October 31, 2019, we issued 2019-A VIE asset-backed notes resulting in net proceeds to us of approximately $379.2 million, net of transaction costs, which were used to pay down the entire balance of the Company’s Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $405.1 million during the nine months ended October 31, 2019 compared to approximately $708.6 million in the comparable prior year period. During the period ended October 31, 2019, net payments under our Revolving Credit Facility were $31.8 million as compared to net borrowings of $6.1 million during the period ended October 31, 2018.
During the nine months ended October 31, 2018, the issuance of additional funding under the Warehouse Notes resulted in net proceeds of $169.7 million, net of transaction costs and restricted cash. The proceeds from the Warehouse Notes were used to early retire the 2016-B Redeemed Notes.
Share Repurchase Program. On May 30, 2019, we entered into a stock repurchase program pursuant to which we may repurchase up to $75.0 million of our outstanding common stock. The program will remain effective for one year, unless extended by the Board of Directors. During the nine months ended October 31, 2019, we repurchased 3,136,665 shares of our common stock at an average weighted cost per share of $18.82 for an aggregate amount of $59.1 million.
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of October 31, 2019, $196.7 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. From time to time, we securitize customer accounts receivable by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issue asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
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
The asset-backed notes are offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A or in compliance with Regulation S under the Securities Act of 1933, as amended. If an event of default were to occur under the indenture that governs the respective asset-backed notes, the payment of the outstanding amounts may be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to the residual equity holder would instead be directed entirely toward repayment of the asset-backed notes, or if the receivables are liquidated, all liquidation proceeds could be directed solely to repayment of the asset-backed notes as governed by the respective terms of the asset-backed notes. The holders of the asset-backed notes have no recourse to assets outside of the VIEs. Events of default include, but are not limited to, failure to make required payments on the asset-backed notes or specified bankruptcy-related events.
The asset-backed notes outstanding as of October 31, 2019 consisted of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class B Notes	$132,180	$131,281	$3,765	12/20/2017	4/15/2021	4.52%	5.32%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.37%
2018-A Class A Notes	219,200	217,832	46,667	8/15/2018	1/17/2023	3.25%	4.81%
2018-A Class B Notes	69,550	69,020	28,144	8/15/2018	1/17/2023	4.65%	5.60%
2018-A Class C Notes	69,550	68,850	28,144	8/15/2018	1/17/2023	6.02%	6.97%
2019-A Class A Notes	254,530	253,026	128,470	4/24/2019	10/16/2023	3.40%	4.75%
2019-A Class B Notes	64,750	64,276	64,750	4/24/2019	10/16/2023	4.36%	5.20%
2019-A Class C Notes	62,510	61,898	62,510	4/24/2019	10/16/2023	5.29%	6.18%
Total	$950,910	$944,026	$441,090

(1)	After giving effect to debt issuance costs.

(2)	For the nine months ended October 31, 2019, and inclusive of the impact of changes in timing of actual and expected cash flows.
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
See Note 12 for additional information regarding asset-backed notes.
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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 6.2% for the nine months ended October 31, 2019.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2019, we had immediately available borrowing capacity of $349.2 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of October 31, 2019, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $190.2 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at October 31, 2019. A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at October 31, 2019 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed (minimum)	4.05:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed (minimum)	4.36:1.00	1.50:1.00
Leverage Ratio must not exceed (maximum)	2.00:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed (maximum)	1.37:1.00	2.00:1.00
Capital Expenditures, net, must not exceed (maximum)	$32.3 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.3 million and $1.5 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened 14 new stores during the nine months ended October 31, 2019, in line with our previously announced plan to open a total of 14 new stores during fiscal year 2020. Our anticipated capital expenditures for the remainder of fiscal year 2020 are between $10.0 million and $12.0 million, which includes continued enhancements to our IT systems and expenditures for new stores to be opened in fiscal year 2021.

Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of October 31, 2019, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $349.2 million under our Revolving Credit Facility and (ii) $4.7 million of cash on hand. However, we have, in the past, sought to raise additional capital.
We expect that, for the next 12 months, cash generated from operations, proceeds from potential accounts receivable securitizations and our Revolving Credit Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures discussed above in Capital expenditures.
We may repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our financial position. These actions could include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, the Company’s cash position, compliance with debt covenants and restrictions and other considerations.
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of October 31, 2019:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$333,069	$13,573	$319,496	$—	$—
Senior Notes	271,548	16,458	255,090	—	—
2017-B Class B Notes (2)	4,013	170	3,843	—	—
2017-B Class C Notes (2)	92,882	4,679	9,358	78,845	—
2018-A Class A Notes (2)	51,546	1,517	3,033	46,996	—
2018-A Class B Notes (2)	32,353	1,309	2,617	28,427	—
2018-A Class C Notes (2)	33,592	1,694	3,388	28,510	—
2019-A Class A Notes (2)	145,774	4,368	8,736	132,670	—
2019-A Class B Notes (2)	75,934	2,823	5,646	67,465	—
2019-A Class C Notes (2)	75,611	3,307	6,614	65,690	—
Financing lease obligations	7,565	927	1,642	1,484	3,512
Operating leases:
Real estate	549,154	76,075	154,070	136,625	182,384
Equipment	1,363	849	495	19	—
Contractual commitments (3)	140,938	135,129	4,129	1,680	—
Total	$1,815,342	$262,878	$778,157	$588,411	$185,896

(1)	Estimated interest payments are based on the outstanding balance as of October 31, 2019 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.

(3)	Contractual commitments primarily include commitments to purchase inventory of $115.9 million.

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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of October 31, 2019, the balance outstanding under our Revolving Credit Facility was $298.3 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $3.0 million over a 12-month period, based on the outstanding balance at October 31, 2019.

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
During the quarter ended October 31, 2019, we implemented a new loan servicing system, which did not require material changes to our internal controls. Apart from the foregoing, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 7, Contingencies, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2019 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of Conn’s common stock by Conn’s or its affiliates during the quarter ended October 31, 2019.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
August 1 - 31	1,262	$19.58	1,262	$15.9
September 1 - 30	—	$—	—	$15.9
October 1 - 31	—	$—	—	$15.9
Total	1,262		1,262
(1) On May 30, 2019, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $75.0 million of our outstanding common stock. The program will remain effective for one year, unless extended by the Board of Directors. See Note 11 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
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

3.1
Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Second Amended and Restated Bylaws of Conn’s, Inc. effective as of November 27, 2018 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2018 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2018)

4.1
Base Indenture, dated as of November 26, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

4.2
Series 2019-B Supplement to the Base Indenture, dated as of November 26, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.1
First Receivables Purchase Agreement, dated November 26, 2019, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.2
Second Receivables Purchase Agreement, dated November 26, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.3
Purchase and Sale Agreement, dated November 26, 2019, by and between the Seller and Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.4
Servicing Agreement, dated as of November 26, 2019, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2020, filed with the SEC on December 10, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at October 31, 2019 and January 31, 2019, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended October 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2019 and 2018 and (v) the notes to the Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	December 10, 2019

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)