Form 10-K
period 2020-01-31
CONNS INC
filed 2020-04-14
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2019, was $304.7 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on such date.
There were 29,007,164 shares of common stock, $0.01 par value per share, outstanding on April 1, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Conn’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be filed by Conn’s with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after January 31, 2020.

CONN’S INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2020

This Annual Report on Form 10-K includes our trademarks such as “Conn’s,” “Conn’s HomePlus,” “YE$ YOU’RE APPROVED,” “YES Money,” “YE$ Money,” “YES Lease,” “YE$ Lease,” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc. This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s, Inc. and, as apparent from the context, its consolidated bankruptcy-remote variable-interest entities (“VIEs”), and its wholly-owned subsidiaries.

PART I
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements, including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility (as defined herein); proceeds from accessing debt or equity markets; the identified material weakness in our internal control over financial reporting; the effects of epidemics or pandemics, including the COVID-19 outbreak; the impact of the restatement and correction of the Company’s previously issued financial statements; the identified weakness in the Company’s internal control over financial reporting and the Company’s ability to remediate that material weakness; the initiation of legal or regulatory proceedings with respect to the restatement and corrections; the adverse effects on the Company’s business, results of operations, financial condition and stock price as a result of the restatement and correction process; and other risks detailed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

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
Retail Segment. We began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2020, we operated 137 retail stores located in 14 states. Our stores typically range in size from 25,000 to 50,000 square feet and are predominantly located in areas densely populated by our core customers.

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

•	Home appliance, including refrigerators, freezers, washers, dryers, dishwashers and ranges. We offer brands such as Samsung, LG, General Electric, and Frigidaire.

•
Consumer electronics, including LED, OLED, QLED, 4K Ultra HD, 8K, smart televisions, gaming products and home theater and portable audio equipment. We offer brands such as Samsung, LG, Sony, Bose and Microsoft Xbox.

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
We mitigate credit risk by originating to a substantial number of customers who have purchased from us in the past. These repeat customers have historically exhibited a lower probability of default than new customers.  For fiscal year 2020 and 2019, 49% and 55%, respectively, of our originations were to repeat customers who financed a purchase through our in-house credit programs more than five months after financing an initial purchase through our in-house credit programs.  As of January 31, 2020 and 2019,

60% and 62%, respectively, of balances due under our in-house credit programs were from repeat customers who have previously financed with us.
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
As of January 31, 2020, we operated 64 of our 137 stores in Texas. According to the U.S. Department of Commerce’s Bureau of Economic Analysis (the “Bureau of Economic Analysis”), Texas was the second largest state by nominal GDP in 2019. In addition, from calendar year 2014 to 2019, Texas experienced population growth of 7.5% compared to the United States (“U.S.”) population growth of 3.1% over the same period. Moreover, the unemployment rate in Texas was 3.5% as of January 2020.
Furniture and Mattress.  According to the Bureau of Economic Analysis, personal consumption expenditures for household furniture and mattresses were $132.7 billion for calendar year 2019, an increase of 6.7% from $124.4 billion in 2018. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores, internet retailers, and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs and catalog retailers. For fiscal year 2020, we generated 35.6% of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin. Given our ability to provide customer financing and next day delivery, we believe that we have strong competitive advantages and significant growth opportunities in this market and expect to continue to grow the balance of sale of our furniture and mattress product category. Product design, innovation and technological advancements have been key drivers of sales in this market.
Home Appliance. According to the Bureau of Economic Analysis, personal consumption expenditures for home appliances were $58.9 billion for calendar year 2019, an increase of 2.3% from $57.6 billion in 2018. Major household appliances, such as refrigerators and washer/dryers, accounted for 83.9% of this total at $49.5 billion in 2019. For fiscal year 2020, we generated 34.6% of total product sales from the sale of home appliances. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from home improvement centers, large appliance and electronics superstores, national chains, warehouse clubs, department stores, regional chains, local dealers/single-store operators, manufacturer-direct websites and internet retailers.
Key drivers of sales in the appliance market include product design and innovation, brand and quality. We carry products with features that include large-capacity, high-efficiency laundry appliances, refrigerator design innovation, technological advancements such as smart home connectivity and variations on these features from leading brands.
Consumer Electronics and Home Office.  According to the Bureau of Economic Analysis, electronics spending was $248.4 billion for calendar year 2019, an increase of 6.9% from $232.4 billion for calendar year 2018. Televisions accounted for $33.7 billion of the overall personal consumption expenditures, versus $32.4 billion in the prior year. Personal computers and peripheral equipment accounted for $54.9 billion of the overall expenditures, compared to $50.8 billion in the prior year. For fiscal year 2020, we generated 21.2% of total product sales from the sale of consumer electronics and 7.0% of total product sales from the sale of home office products. The electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, warehouse clubs, regional chains, local dealers/single-store operators, manufacturer-direct websites, manufacturer-direct stores, consumer electronics departments of selected department and discount stores and internet retailers.
Technological advancements and the introduction of new products largely drive demand in the electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate new technologies and advances in existing technologies, including OLED, QLED, 4K Ultra HD, 8K, smart televisions, gaming products, home theater and touch-screen computers. New technologies offer better clarity and quality of video, increased computer processing speed, availability of additional 4K content and other significant advantages.
Consumer Credit. Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which primarily excludes loans secured by real estate, was $4.2 trillion as of December 31, 2019, an increase of 5.0% from $4.0 trillion at December 31, 2018. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) and fixed-term (e.g., automobile loans), and at times is secured by the products being purchased.
Competition. Our competitive strength is based on offering financing options, including our proprietary in-house credit programs, to our core credit-constrained customers, enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, next day delivery capabilities, low payment guarantee, and product repair service. Currently, we compete against a diverse group of retailers, including national mass merchants such as Wal-Mart, Target, Sam’s Club, Sears and Costco, specialized national retailers such as Best Buy, Ashley Furniture and Mattress Firm, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, and consumer electronics similar, and often identical, to those items we sell. We also compete with internet retailers such as Amazon, Wayfair and manufacturer-direct websites. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Certain of our competitors are beginning to offer third party financing or provide other forms of credit, which compete with our in-house credit programs for credit-constrained consumers. We also compete against companies offering credit-constrained consumers products for the home similar to those offered by us under weekly or monthly lease-to-own payment options. Competitors include Aaron’s and Rent-A-Center, as well as many smaller, independent companies.
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
Seasonality
Our business is seasonal which typically means that a higher portion of sales and operating profit are realized during the fourth quarter due primarily to the holiday selling season. In addition, during the first quarter, our portfolio performance benefits from the timing of personal income tax refunds received by our customers, which typically results in higher cash collection rates.
Merchandising
Vendors. We purchase products from a wide range of manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period and are renewable at the option of the parties. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2020, 85.7% of our total inventory purchases were from six vendors, including 33.6%, 16.3% and 11.0% of our total inventory purchases from Samsung, LG and Corinthian, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Other than industry-wide shortages that occur from time to time, we have not experienced significant difficulty in maintaining adequate sources of merchandise and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.
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
Credit Operations
General.  We sell our products by offering our customers financing through our proprietary in-house credit programs, the use of third-party financing, and by taking cash or credit card payments. For the fiscal year 2020, approximately 67.6% of purchases were financed through our proprietary in-house credit programs, approximately 24.8% of purchases were financed through the use of third-party financing, and approximately 7.6% of purchases were made with cash or credit card.
Underwriting. Decisions to extend credit to our retail customers are made by our internal credit underwriting department, which is separate and distinct from our other operations, including credit monitoring and collections and retail sales. In addition to auto-decision algorithms, we employ a team of credit underwriting personnel of approximately 55 individuals to make credit granting decisions using our proprietary underwriting process. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels; a review of the customer’s previous credit history with us; and the particular products being purchased. Our underwriting models determine the finance terms, including down payment, limit amounts and credit terms. During fiscal year 2020, for the credit applications that were approved and utilized, 59% were approved automatically. The remaining credit decisions were based on the evaluation of the customer’s creditworthiness by a qualified in-house credit underwriter or required additional documentation from the applicant. For certain credit applicants that may have past credit problems or lack credit history, we use stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and minimum down payment levels. Our underwriting employees are trained to follow our methodology in approving credit.

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
Credit monitoring and collections.  Our collection activities involve a combination of efforts that take place primarily in our Beaumont and San Antonio, Texas, collection centers. As of January 31, 2020, we employed approximately 440 full and part time individual collectors and support personnel who service our active customer credit portfolio. We also utilize collection agencies to service portions of our charged-off portfolio, which provide approximately 270 additional agents. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are generally necessities for the home. We utilize a credit collection strategy that includes telephone calls and messages, internal collectors that contact borrowers, collection letters, e-mails, text messages and third-party legal services that process claims and attend bankruptcy hearings and voluntary repossession. Our employees are trained to follow our methodology in collecting our accounts and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo skill assessment training, coaching and call monitoring within their respective departments. Our personnel are required to complete regular refresher training and testing.
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
Customers can make payments through our web portal, over the phone, by ACH, third-party bill pay arrangements, by mail to our lock box or in-person at our store locations. During fiscal year 2020, we received 25.5% of the payments on credit accounts in our store locations, which helps us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases. We regularly extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We typically charge the customer an extension fee, where permitted, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options the customer must demonstrate a willingness and ability to resume making contractual monthly payments.
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

Store Operations
Stores. We operate retail stores in 14 states. The following table summarizes the number of stores in operation at January 31, 2020 in each of our markets:

Geographic Location	Number of Locations	Retail Square Feet	Other Square Feet
Alabama	4	154,585	28,383
Arizona	11	384,283	73,936
Colorado	7	243,383	47,623
Georgia	1	40,935	8,446
Louisiana	10	407,899	98,227
Mississippi	2	73,780	13,892
Nevada	3	118,511	26,072
New Mexico	4	138,285	23,325
North Carolina	11	419,584	83,889
Oklahoma	4	135,215	27,740
South Carolina	4	140,145	21,516
Tennessee	6	214,116	46,455
Texas	64	2,299,887	361,537
Virginia	6	207,538	43,235
Store totals	137	4,978,146	904,276
Distribution and Service Centers and Cross-dock Facilities (excluding cross-docks within stores)	20	—	3,084,076
Corporate Offices	4	—	222,438
Total	161	4,978,146	4,210,790
Our stores have an average selling space of approximately 36,000 square feet, plus a storage area for fast-moving and smaller products that customers prefer to carry out rather than wait for in-home delivery. Seventeen of our retail stores also contain cross-dock facilities.
We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores, distribution and service centers and cross-dock facilities to retain the flexibility of managing our financial commitment to a location if we later decide that a store or market is performing below our standards or the market would be better served by a relocation. As of January 31, 2020, we leased almost all of our store, distribution and service center and cross-dock locations.
Personnel and compensation.  We staff a typical store with a store manager, an assistant manager, an operations manager, an average of 18 sales personnel and other support staff, including cashiers and porters based on store size and location. Managers have an average tenure with us of approximately four years and typically have prior sales floor experience. In addition to store managers, we have 18 district managers.
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

E-Commerce
We are focused on expanding the capabilities of our website to generate customer traffic for both our digital and physical stores. Our website provides new and existing customers with the ability to purchase substantially all of our product offerings, view prices, apply for credit and make payments on their credit accounts. We update our website regularly to reflect new products, product availability and current promotional offers. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales and growth in our credit collections. We are focused on improving the customer experience by making it easier for customers to apply for and be approved for credit on-line. In late fiscal year 2019, we started to offer certain credit-qualified customers the ability to complete an entire purchase transaction financed online through our proprietary in-house credit programs. Our website averaged approximately 65,000 credit applications per month during fiscal year 2020. This compares to average monthly website applications of approximately 59,000 and 57,000 during fiscal year 2019 and 2018, respectively.
The website is supported by a call center, allowing us to better assist customers with their credit and product needs.
Distribution and Inventory Management
We currently operate 10 regional distribution centers, which are located in Houston, San Antonio, Dallas, Beaumont, El Paso, and McAllen, Texas; Phoenix, Arizona; Denver, Colorado; Charlotte, North Carolina; and Nashville, Tennessee, one service center located in Houston, Texas, 9 smaller cross-dock facilities and 17 stores with cross-dock facilities. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regional inventory and accounting controls.
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
Employees
As of January 31, 2020, we had approximately 4,200 full-time employees and 225 part-time employees. We offer a comprehensive benefits package for eligible employees, including health, life, short- and long-term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay. None of our employees are subject to collective bargaining agreements governing their employment with us, and we believe that our employee relations are good. We have a formal dispute resolution plan that requires mandatory arbitration for employment-related issues.
Regulation
The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements and limitations on the origination, servicing and enforcement of retail installment sale accounts and consumer loans as well as our acts and practices in connection with these activities. Applicable federal laws include, but are not limited to, the Truth in Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”), the Telephone Consumer Protection Act (“TCPA”), the Gramm-Leach-Bliley Act (“GLBA”), the Electronic Fund Transfer Act (“EFTA”), the Military Lending Act (“MLA”), the Servicemembers Civil Relief Act (“SCRA”) and the implementing regulations of the foregoing statutes. The Federal Trade Commission (“FTC”) has broad consumer protection enforcement authority under Section 5 of the Federal Trade Commission Act (“FTCA”), which prohibits “unfair or deceptive acts or practices in or affecting commerce.” The FTC also can enforce specific consumer protection statutes, such as the ECOA, FCRA, FDCPA, TCPA, GLBA, EFTA, MLA, SCRA and TILA, and has authority to issue regulations in respect of certain of these.
The Consumer Financial Protection Bureau (“CFPB”) was created in 2010 upon the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The CFPB has rulemaking and enforcement authority over nonbanks engaging in offering or providing a consumer financial product or service (such as extending credit and servicing loans) as well as any affiliate of such “covered person” that acts as a “service provider” to such covered person. The federal consumer financial laws over which the CFPB has enforcement and rulemaking authority include TILA, ECOA, FCRA, FDCPA, and GLBA as well as authority under Title X of the Dodd-Frank Act to prohibit “unfair, deceptive or abusive acts or practices” (“UDAAP”) in connection with consumer financial products and services. The scope of UDAAP is broad and often uncertain, but the CFPB has been active in enforcing UDAAP claims. The CFPB has broad power to impose civil monetary penalties, restitution, and other corrective action under the various laws described above and, for this reason, poses a significant regulatory risk to the origination, servicing, and collection of our retail installment contracts and consumer loans.
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
In Texas, Oklahoma, Louisiana and Tennessee, Conn Credit Corporation, Inc., an affiliate of Conn Appliances, Inc., offers a consumer loan product to our customers. In conjunction with our direct loan program, Conn Credit Corporation, Inc., Conn Appliances, Inc., and Conn Credit I, LP, each hold consumer lender licenses as required by their respective state laws. For customers of most stores located outside of Texas, Oklahoma, Louisiana, and Tennessee, Conn Appliances, Inc. offers a retail installment sale contract.
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
Our sale of credit insurance products, insured by an unaffiliated third-party insurance provider, that include property, life, disability and involuntary unemployment credit insurance is also highly regulated. These products are only offered with a retail installment sales or loan contract agreement purchase. State laws currently impose disclosure obligations and other restrictions with respect to our sales of these products, impose limitations on the amount of premiums that we may charge and require licensing of certain of our employees and operating entities. State laws with respect to these products vary from state to state. Failure to comply with these laws could expose us to consumer litigation and government enforcement action, possibly resulting in substantial penalties and claims for damages, and in certain circumstances, may subject us to injunctions or require us to refund premiums or change our policies and procedures with respect to these products and the marketing of these products or a combination of the foregoing. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.
In conjunction with the sale of merchandise, we offer our customers the opportunity to purchase repair service agreements on specified products. These contracts are entered into between the customer and an unaffiliated third-party service provider. The contracts enable the customer to obtain repair and/or replacement of certain eligible products in the event of specified failures as described in the terms and conditions of the contract. The service provider, which is financially and legally obligated to perform under these contracts, has entered into a contract with our affiliate to administer the contracts. We post descriptions of these contracts and links to the contract terms on our website. Service contracts require payment of a segregated fee which may be paid by cash, check or financed by customers entering into retail installment sale contracts with Conn Appliances, Inc. or loan agreements with Conn Credit Corporation, Inc. The federal Magnusson-Moss Warranty Act governs written warranties and service contracts. For service contracts entered into with Texas customers, state law requires registration of the service provider and Conn Appliances, Inc. as an administrator, a reimbursement insurance policy and other requirements on the service provider, responsibilities on service contract sellers, record-keeping requirements, restrictions on the sale or marketing of service contracts, required contract terms and disclosures, and cancellation requirements, among other requirements and prohibitions. Other states vary in their regulation of these contracts. Violation of these laws can result in injunctive relief, civil penalties, and/or other remedies. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.
Tradenames and Trademarks
We have registered the trademarks “Conn’s,” “Conn’s HomePlus,” “YE$ YOU’RE APPROVED,” “YES Money,” “YE$ Money,” “YES Lease,” “YE$ Lease,” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc. Our trademark registrations generally last for ten-year periods and are renewed prior to expiration for additional ten-year periods.
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
The COVID-19 outbreak in the United States is causing, and other pandemics, epidemics or outbreaks may cause, effects which may materially and adversely affect our business, results of operations and financial condition. In response to the COVID-19 outbreak in the United States, extraordinary store closure and stay-at-home orders have reduced customer traffic and led to a temporary reduction in operating hours in our stores and a limited number of temporary store closures. Due to the uncertainty around the COVID-19 outbreak, we are not currently able to assess the timing of a resumption of normal stores hours or the timing of reopening any existing stores that may be forced to close. Furthermore, the COVID-19 outbreak may impact the number and timing of new store openings. These events are disrupting our business and operations, and the full scale and scope of their effect is currently uncertain and not possible to reasonably predict at this time.
In addition, the significant economic disruption caused by the outbreak could have an adverse effect on our credit segment if, for example, customers are unable to make timely payments on their accounts due to job loss, reduction of hours or furlough.
As the COVID-19 pandemic continues to unfold, or if other widespread epidemics, pandemics, or outbreaks were to occur, particularly if any such epidemic, pandemic or outbreak were to affect regions where we derive a significant amount of our revenue or profit or where our suppliers are located (as with the COVID-19 pandemic), governmental and public responses could materially and adversely disrupt our business and operations, and our business and results of operations may be materially and adversely affected.
For example, our operations could be disrupted if any of our employees were suspected of having such an illness since this could require us to quarantine some or all such employees or others or disinfect our stores.
Also, such diseases are often transmitted through human contact, and even without governmental orders prohibiting public gatherings, the risk of contracting diseases could cause employees or customers to avoid gathering in public places, which could adversely affect store traffic or the ability to adequately staff stores. We could also be materially and adversely affected if government authorities impose (or, in the case of the current pandemic, expand) mandatory closures, seek voluntary closures, impose restrictions (or additional restrictions) on operations of retailers, or restrict the import or export of products, or if suppliers issue mass recalls of products. Even if such measures are not implemented and an outbreak of virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business, results of operations and financial condition.
An economic downturn, outbreaks, including the COVID-19 outbreak, or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in a material adverse effect on us. Many factors affect consumer spending, including regional or world events, war, diseases, outbreaks or epidemics (including the ongoing COVID-19 crisis), conditions in financial markets, local, state and national budgets and fiscal operations and conditions, general business conditions, interest rates, inflation, energy prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence. Consumer purchases of our products and customers making payments to us decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. Decreases in consumer confidence, instability in financial markets and political environment and volatile oil prices have negatively impacted our markets and may present significant challenges to our operations in the future. Additionally, we believe a portion of our customer base continues to experience significant economic challenges and uncertainty, including stagnant incomes or incomes that have not returned to pre-recession levels, and that those challenges could be intensified by various macroeconomic factors, including increasing inflationary pressures and significant recent disruption in financial markets in connection with the COVID-19 outbreak, increased unemployment, dramatic price swings in the cost of energy, and other factors.
We may not be able to open or profitably operate new stores in existing, adjacent or new geographic markets. There are a number of factors that could affect our ability to successfully execute our store growth strategy, including:

•	The impact of the COVID-19 outbreak;

•	Difficulties associated with the hiring, training and retention of skilled personnel, including store managers;

•	The availability of financial resources;

•	The availability of favorable sites in existing, adjacent or new markets on terms, including price, consistent with our business plan;

•	Competition in existing, adjacent or new markets;

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
We have identified a material weakness in our internal controls over financial reporting related to information technology general controls (“ITGCs”) which, if not remediated appropriately or timely, could result in a loss of investor confidence, result in material misstatements in our financial statements, and adversely affect our stock price. Internal controls related to our information technology systems are critical to maintaining adequate internal controls that provide reasonable assurance with respect to our financial reports. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, management identified a material weakness in internal controls related to ITGCs in the areas of user access and program change management related to the implementation of certain new financially significant applications that, when viewed in combination, aggregated to a material weakness. As a result, management concluded that our internal control over ITGCs was not effective as of January 31, 2020. As described in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, we are implementing remedial measures that we believe will effectively remedy the material weakness, including expanding the management and governance over our information technology system controls, implementing enhanced process controls around internal user access management (including provisioning, removal, and periodic review), and further restricting privileged access and improving segregation of duties within information technology environments based on roles and responsibilities. While there can be no assurance that our efforts will be successful, we plan to remediate the material weakness as early as practicable in fiscal year 2021. If we are unable to remediate the material weakness timely and sufficiently, or are otherwise unable to maintain effective internal controls over financial reporting, we could be required to restate future financial results, which could materially and adversely affect our business, results of operations and financial condition, require us to expend significant resources to correct the deficiencies, impair our access to capital, subject us to fines, penalties or judgments, harm our reputation, negatively affect investor confidence and adversely affect our stock price.
The restatement of our condensed consolidated statements of income for the three-month period ended October 31, 2019 may lead to additional risks and uncertainties, including loss of investor and counterparty confidence and negative impacts on our stock price. We have restated our condensed consolidated interim financial statements for the three and nine month periods ended

October 31, 2019 to correct accounting errors in our calculation and reporting of finance charges and other revenues and provision for bad debts resulting from an error in our allowance for bad debts and uncollectible interest related to the implementation of the Company’s new loan management system. For a discussion of the accounting errors identified and the impacts of the restatement, please see Part II, Item 8., in Note 17. Quarterly Information (Unaudited) of the Consolidated Financial Statements of this Annual Report on Form 10-K.
In connection with this restatement, we have also identified a material weakness in our internal control over financial reporting and our management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of January 31, 2020. For a description of the material weakness and our planned remediation, please see Part II, Item 9A., Controls and Procedures, of this Annual Report on Form 10-K.
As a result of the restatement, we may become subject to a number of additional costs and risks, including unanticipated costs in connection with or related to the restatement and the remediation of our disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team may be diverted by these efforts. We could be subject in the future to legal or regulatory proceedings in connection with the restatement. Any such future proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.
If we are unable to effectively manage the growth of our business, our revenues may not increase, our cost of operations may rise and our results of operations may decline. As we continue to implement a growth plan and expand our store base, we will face various business risks associated with growth, including the risk that our management, financial controls and information systems will be inadequate to support our expansion. Our growth will require management to expend significant time, effort, and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. While we have engaged in and focused on these elements, we cannot predict whether we will be able to effectively manage the increased demand resulting from expansion in current markets or into new markets, or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to successfully manage the challenges of growth, do not continue to improve our systems and controls or encounter unexpected difficulties during expansion, our growth plan may not yield the results we currently anticipate and we could be materially adversely affected.
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
To the extent we undertake expansion into additional states that allow for direct consumer lending, and do not have the proper legal and regulatory compliance infrastructure, consumer lending licenses or personnel, or otherwise do not successfully execute such an expansion, or our customers do not positively respond to such an expansion, it could have a material adverse effect on us.
We have plans for significant future capital needs and the inability to access our Revolving Credit Facility or the capital markets on favorable terms or at all may have a material adverse effect on us. We generally finance our operations primarily through a combination of cash flow generated from operations, borrowings under our Revolving Credit Facility, and securitizations of customer receivables through the capital markets. Our ability to access capital through our existing Revolving Credit Facility, raise additional capital by expanding our Revolving Credit Facility, or undertake future securitization or other debt or equity transactions on economically favorable terms or at all, depends in large part on factors that are beyond our control, including:

•	Conditions in the securities and finance markets generally, including as a result of the COVID19 outbreak, and for securitized instruments in particular;

•	A negative bias toward our industry by capital market participants;

•	Our credit rating or the credit rating of any securities we may issue;

•	General economic conditions and the results of our earnings, cash flows and balance sheet;

•	Security or collateral requirements;

•	The credit quality and performance of our customer receivables;

•	Regulatory restrictions applicable to us;

•	Our overall business and industry prospects;

•	Our overall sales performance, profitability, cash flow, balance sheet quality, regulatory restrictions;

•	Our ability to provide or obtain financial support for required credit enhancement;

•	Our ability to adequately service our financial instruments;

•	Our ability to make required representations and warranties;

•	Our ability to meet debt covenant requirements; and

•	Prevailing interest rates.
The amount of our planned capital expenditures may be limited by, among other factors, the availability of capital to fund new store openings and customer receivable portfolio growth. If adequate capital is not available at the time we need it, we may have to curtail future growth or change our expansion plans, which could have a material adverse effect on us.
We use our customer receivables, in addition to our inventory, as collateral to support our capital needs. As the aggregate amount and performance of our customer receivables has fluctuated, from time to time we have required amendments to our credit facilities in order to stay in compliance with our obligations thereunder. If we require such amendments in the future and are unable to obtain them, or if we are unable to arrange substitute financing facilities or other sources of capital, then we may be unable to continue drawing funds under our Revolving Credit Facility, which would force us to limit or cease offering credit through our finance programs. Likewise, if the borrowing base under our Revolving Credit Facility is reduced, or otherwise becomes unavailable, or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit the amount of credit that we make available through our customer credit programs. A reduction in our ability to offer customer credit could have a material adverse effect on us. Further, our inability, or limitations on our ability, to obtain funding through securitization facilities or other sources may materially adversely affect our ability to provide additional credit to existing customers, which could have a material adverse effect on our profitability under our credit programs if such existing customers fail to repay outstanding credit. Additionally, the inability of any of the financial institutions providing our financing facilities to fund their respective commitments could materially adversely affect our ability to fund our credit programs, capital expenditures and other general corporate needs.
Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness. As of January 31, 2020, we had aggregate outstanding indebtedness, including under our Revolving Credit Facility, senior notes and various classes of asset-backed notes, of $1.03 billion. This level of indebtedness could:

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

We might not be able to access the securitization market for capital from time to time in the future, which may require us to seek alternative and more costly sources of financing. We have successfully consummated a number of securitization transactions, however, there can be no assurances that we will be able to complete additional securitization transactions if securitization markets become constrained. The economic recession that began in 2009 and events in the securitization markets, as well as the debt markets and the economy generally, caused significant dislocations, lack of liquidity in the market for asset-backed securities, and a severe disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Additional or prolonged disruptions in the securitization market, such as a recession triggered by the effects of the current COVID-19 crisis, could preclude our ability to use securitization as a financing source, or could render it an inefficient source of financing making us more dependent on alternative sourcing of financing that might not be as favorable as securitizations or might be otherwise unfavorable or unavailable altogether.
Securitization structures are subject to an evolving regulatory environment that may affect the availability and attractiveness of securitization as a financing option. In the U.S., following the economic recession that began in 2009, there has been increased political and regulatory scrutiny of the asset-backed securities industry, which has resulted in increased regulation. The impact of such regulations on investors in securitization markets and the incentives for certain investors to hold asset-backed securities remain unclear, and may have a material adverse effect on the liquidity of such securities, which could have a material adverse effect on our liquidity. Additionally, rules from various agencies now require sponsors of asset-backed securities to retain an ownership stake in securitization transactions. Any adverse changes to these regulations could effectively limit our access to securitization as a source of financing or alter the structure of securitizations, which could pose risks to our participation in any securitizations or could reduce or eliminate the economic incentives to us of participating in securitizations.
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
A breach of the covenants could result in an event of default under our Revolving Credit Facility or the indenture governing our senior notes or our asset backed notes. Such a default may allow the applicable creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-default provision applies. Furthermore, if we are unable to repay the amounts due and payable under our Revolving Credit Facility, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness, which could have a material adverse effect on us. In the event our lenders accelerate the repayment of our borrowings, we may not have sufficient funds to repay that indebtedness.
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
Our ability to collect from credit customers may be impaired by store closings. In the event of store closings, such as those ordered in certain regions due to the COVID-19 outbreak, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers remit payments in store and have not traditionally made payments to a non-store location.
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
Our policy of re-aging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs, and may lead to higher delinquency statistics in the future, which could have a material adverse effect on our financial results. Re-aging is offered to certain of our past-due customers if they meet the conditions of our re-age policy. Our decision to offer a delinquent customer a re-age program is based on that borrower’s specific condition, our history with the borrower, the amount of the loan and various other factors. When we re-age a customer’s account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the re-aging process and has the ability to re-age an account multiple times during its life. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacts the timing and amount of charge-offs and, potentially, our future financial results. If these accounts had been charged off sooner, our net loss rates for earlier periods might have been higher. If the customer defaults on the re-aged account, our re-aging may have simply postponed a delinquency, and our future delinquency statistics will be correspondingly higher.
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
Changes in the economy, credit policies and practices, and the credit and capital markets have required, and will continue to require, frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models, including in connection with recent market uncertainty driven by the COVID-19 pandemic and other matters. This will be of particular importance when we adopt ASU 2016-13 (CECL) in fiscal year 2021, as the CECL models rely upon certain economy based estimates. The application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.
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

Some of our customers may be recent immigrants and some may not be US citizens. Further, statements from our nation’s capital regarding immigration policies that affect states that share a border with Mexico may negatively impact our retail sales.  We follow customer identification procedures including accepting government-issued picture identification, but we do not verify the immigration status of our customers. If we or the retail credit offering sector receive negative publicity around making loans to potentially undocumented immigrants, it may draw additional attention from regulatory agencies or advocacy groups, which may harm our sales and collections results. While our credit models look to approve customers who have stability of residency and employment, it is possible that a significant change in immigration patterns, policies or enforcement could cause our customers to reduce their business with us, or not engage in business transactions with us, and cause a reduction in sales or an increase in account delinquencies. Further, continued political statements coming from our nation’s capital regarding immigration policies that affect states that share a border with Mexico may continue to create sales challenges and to negatively impact our retail sales in stores along the Mexican border. There is no assurance that a significant change in US immigration patterns, laws, regulations or enforcement will not occur, and any such significant change could have a material adverse impact on us.
If we lose key management or are unable to attract and retain the qualified sales and credit granting and collection personnel required for our business, our operating results could suffer. Our success depends to a significant degree on the skills, experience and continued service of our key executives and the identification of suitable successors for them. While our key executives are subject to non-competition restrictions and other negative contractual covenants, if we lose the services of any of these individuals and we are unable to identify a suitable successor, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, our business and operations could be harmed, and we could have difficulty in implementing our strategy. In addition, our sales and credit operations are largely dependent upon our labor force. As our business grows, and as we incur turnover in current positions, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Additionally, if we are unable to attract and retain qualified credit granting and collection personnel, our ability to perform quality underwriting of new credit transactions and maintain workloads for our collections personnel at a manageable level could be materially adversely affected, and our operations could be materially adversely impacted, resulting in higher delinquency and net charge-offs on our credit portfolio. Competition for qualified employees could require us to pay higher wages, and increases in the federal, state or local minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future or our operating expenses increase, our net sales and operating results could suffer.
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
Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	Expansion by our existing competitors or entry by new competitors into markets where we currently operate;

•	Lower pricing;

•	Aggressive advertising and marketing;

•	Extension of credit to customers on terms more favorable than we offer;

•	Extension of credit options to customers with lower credit quality than qualifies for the credit programs we offer;

•	Larger store size, or innovative store formats, which may result in greater operational efficiencies; and

•	Adoption of improved retail sales methods.
Competition from any of these sources could cause us to lose market share, sales and customers, limit our ability to attract new customers, increase expenditures or reduce prices, any of which could have a material adverse effect on us.
Changes in customer demand and product mix could materially adversely affect our business. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our ability to maintain and increase sales depends to a large extent on the introduction and availability of new products and technologies and our ability to respond timely to customer demands and preferences for such new products. It is possible that the introduction of new products will never achieve widespread consumer acceptance or will be supplanted by alternative products and technologies that do not offer us a similar sales opportunity or are sold at lower price points or margins. We may be unable to anticipate these buying patterns, which could result in a material adverse effect on us. In addition, we often make commitments to purchase products from our vendors several months in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell could affect our inventory strategies, which may have an adverse effect on us, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.
Furthermore, due to our increasing emphasis on furniture and mattress offerings, we are building larger new stores and investing additional capital to expand existing stores to accommodate those offerings. If we are unable to execute on our furniture and mattress offering strategy, it could have a material adverse effect on us.
We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors. Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins. Suppliers may also take various steps, including manufacturing lower-cost inventory in higher volumes, to increase their own profitability, which may negatively impact our margins and, as a result, our profitability. Typically, new products, such as OLED, QLED, 4K Ultra HD, 8K, smart televisions and internet-ready televisions are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of products helps drive unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. We continue to adjust our marketing strategies to address this challenge through the introduction of new product categories, new products within our existing categories and product innovations. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products, such as personal electronics products, and declines in average selling prices of key products, such as consumer electronics and home appliances. If sales of lower margin items continue to increase and replace sales of higher margin items, or if our consumer electronics products average selling prices decrease due to the maturity of their life cycle, our gross margin and overall gross profit levels may be materially adversely affected.
A disruption in our relationships with, the operations of, or the supply of product from any of our key suppliers, including those suppliers and manufacturers located in Asia and Mexico, could have a material adverse effect on us. The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers. We do not have long-term supply agreements or exclusive arrangements with a number of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We have limited contractual assurance of the continued supply of merchandise we currently, or would like to, offer our customers. We also rely on our suppliers for funds in the form of vendor allowances. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, while we purchase products from approximately 65 manufacturers and distributors, we rely heavily on a relatively small number of suppliers. For example, during fiscal year 2020, 85.7% of our total inventory purchases were from six vendors. The loss of any one or more of our key suppliers or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts, could have a material adverse effect on our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices, and on our results of operations and financial condition.
If one of our vendors were to go out of business or were to be unable to fund amounts due to us, including payments due for returns of product and warranty claims, it could have a material adverse effect on our results of operations and financial condition.

Catastrophic or other unforeseen events, including outbreaks such as COVID-19, whether inside or outside the U.S., could materially adversely impact the supply and delivery to us of products manufactured far from our sales facilities, including manufacturers or suppliers located in Asia and Mexico, which could materially adversely impact our results of operations. In addition, because many of the products we sell are manufactured outside of the U.S., we may experience labor unrest or an increase in the cost of imported vendor products, or an inability to secure imported merchandise, as a result of border taxes, tariffs, or trade disputes at any time for reasons beyond our control. Any slow-downs, disruptions or strikes at any of the ports may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers and reduced revenues and earnings. If imported merchandise becomes more expensive, unavailable or difficult to obtain, we may not be able to meet the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import.
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
Turmoil in financial markets and economic disruptions around the world may also negatively impact our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels, and product quality, and operate their businesses, all of which could materially adversely affect our supply chain. It may also cause them to change their pricing policies, which could adversely impact demand for their products. Economic disruptions and market instability may make it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories. In addition, to the extent that any manufacturer utilizes labor practices that are not commonly accepted in the U.S., we could be materially adversely affected by any resulting negative publicity.
Our changes in same store sales fluctuate significantly. Our historical changes in same store sales have fluctuated significantly from quarter to quarter. A number of factors have historically affected, or may in the future affect, our same store sales, including:

•	Changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets;

•	General economic conditions;

•	Economic challenges faced by our customer base;

•	New product introductions;

•	Changes in our marketing programs;

•	Consumer trends;

•	Changes in our merchandise mix;

•	Changes in the relative sales price points of our major product categories;

•	Underwriting standards for our customers purchasing merchandise on credit;

•	Our ability to offer credit programs attractive to our customers;

•	The impact of any new stores on our existing stores;

•	Our ability to manage our supply chain and inventory as a result of relocations of and restructurings to our distribution centers;

•	Weather events and conditions in our markets;

•	COVID-19 and other outbreaks;

•	Timing of promotional events;

•	Timing, location and participants of major sporting events;

•	The number of new store openings;

•	The percentage of our stores that are mature stores that tend to be smaller or have fewer assortment of higher margin products, such as furniture;

•	The locations of our stores and the traffic drawn to those areas;

•	How often we update our stores;

•	Our ability to execute our business strategy effectively;

•	Staffing levels; and

•	Lease-to-own penetration rates.

•	Decreases in our same store sales negatively affect our results of operations.
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
We have procedures and controls in place that we believe are reasonable to monitor compliance with the numerous federal and state laws and regulations and believe we are in compliance with such laws and regulations. However, these laws and regulations are complex, differ between jurisdictions and are often subject to interpretation. As we expand into additional jurisdictions and offer new credit products such as our direct consumer loans, the complexities grow. Compliance with these laws and regulations is expensive and requires the time and attention of management. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, lose existing or new customers, or suffer damage to our reputation. Changes in these laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we may not be able to predict the impact such changes would have on our profitability.
The CFPB may reshape the consumer financial laws and there continues to be uncertainty as to how the agency’s actions will impact our business. The Dodd-Frank Act comprehensively overhauled the financial services industry within the U.S. and established the CFPB. The CFPB has enforcement and rulemaking authority under certain federal consumer financial laws, including, but not limited to, the TILA, ECOA, FCRA, FDCPA, and GLBA. This means, for example, that the CFPB has the ability to adopt rules that interpret provisions of the FDCPA, potentially affecting all facets of debt collection. In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including bulletins that address furnisher requirements and the application of the CFPB’s prohibition on “unfair, deceptive, or abusive” acts or practices with respect to debt collection.
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
We are required to comply with laws and regulations regulating extensions of credit and other dealings with customers and our failure to comply with applicable laws and regulations, or any adverse change in those laws or regulations, could have a negative impact on our business. A substantial portion of our customers finance purchases through our credit offerings. The extension of credit to consumers and related collection efforts is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, TILA, ECOA, the Dodd-Frank Act, FCRA, GLBA, FTCA, FDCPA, MLA, SCRA, the Texas Debt Collection Act and the Telephone Consumer Protection Act (“TCPA”). Our business practices, marketing and advertising terms, procedures and practices for credit applications and underwriting, terms of credit extensions and related disclosures, data privacy and protection practices, and collection practices, may be subject to periodic or special reviews by regulatory and enforcement authorities under the foregoing laws. These reviews could range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If, as part of these reviews, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of sanctions and remedies including requiring changes in advertising and collection practices, changes in our credit application and underwriting practices, changes in our data privacy or protection practices, changes in the terms of our credit or other financial products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our credit or other financial products within one or more states, or nationwide.
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
We face the risk of litigation resulting from calls and text messages in violation of the TCPA. Contacting current and prospective customers in connection with delinquent accounts and marketing efforts are parts of our business. The TCPA restricts certain calling and the use of automated SMS text messages without proper consent. This has resulted and may in the future result in civil claims against us. The scope and interpretation of the TCPA applicable to calling and texting are continuously evolving and developing, and there are differing interpretations of the TCPA among the jurisdictions in which we operate. In some cases, violations of the TCPA may be enforced by individual customers through class actions, and statutory penalties for TCPA violations range from $500 to $1,500 per violation. If we do not comply with the TCPA or if we become liable under the TCPA, we could face direct liability and our business and financial condition could be materially adversely affected.
We have been named as a defendant in multiple securities class action lawsuits and shareholder derivative lawsuits. Potential similar or related litigation or investigations could result in substantial damages and may divert management’s time and attention from our business. We and certain of our current and former officers and directors are named as defendants in securities class action lawsuits and in related shareholder derivative lawsuits. Each of these matters is described in more detail in Part II, Item 8., in Note 12, Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K.
The lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business and also harm our relationships with existing customers and vendors. They may also materially damage our reputation and the value of our brand. Our legal expenses incurred in defending the lawsuits could be significant, and a ruling against us, or a settlement of any of these matters, could have a material adverse effect on us.
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
Our stores are concentrated in the southern region of the U.S., especially Texas, which subjects us to regional risks, such as the economy, outbreaks, the performance of energy markets, weather conditions, hurricanes and other natural or man-made disasters. If the southern region of the U.S. suffers an economic downturn or any other adverse regional event, such as an outbreak, a collapse of the oil and gas market, or inclement weather, it could have a material adverse effect on us as a result of the concentration of our stores in such region. Several of our competitors operate stores in various regions across the U.S. and thus may not be as vulnerable to the risks associated with operating in a concentrated region. The states and the local economies where many of our stores are located are dependent, to a degree, on the oil and gas industries, which can be very volatile due to fluctuations of commodities prices or other causes. Because of fears of climate change and adverse effects of drilling explosions and oil spills, legislation has been considered, and governmental regulations and orders have been issued, which, combined with the local economic and employment conditions caused by both, could materially adversely impact the oil and gas industries and the economic health of areas in which a significant number of our stores are located.
Acts of violence at or threatened against our stores or the centers in which they are located, including active shooter situations and terrorism, could unfavorably impact our sales, which could have a material adverse effect on us. Any act of violence at or threatened against our stores or the centers in which they are located, including active shooter situations and terrorist activities, may result in restricted access to our stores and/or store closures in the short-term, and in the long-term, may cause our customers to avoid our stores. Any such situation could adversely impact cash flows and make it more difficult to fully staff our stores, which could have a material adverse effect on us.
A large number of our stores are located in the State of Texas, which subjects us to concentrated regulatory risks. Negative or unexpected legislative or regulatory changes in Texas could have a material adverse effect on us. In Texas, the Office of the Consumer Credit Commissioner (“OCCC”) issues the consumer loan licenses that permit us to offer direct consumer loans. The OCCC also regulates us as a licensee. We have 64 retail stores in Texas. If we fail to establish or implement a proper regulatory infrastructure to comply with Texas’ regulatory requirements, the OCCC could restrict or rescind our consumer loan licenses. A restriction on or a loss of such licenses issued could have a material adverse effect on our financial performance and cause reputational harm. Failure on our part to comply with applicable consumer lending laws of the State of Texas could also expose us to consumer litigation and regulatory enforcement action, possibly resulting in substantial penalties and claims for damages and, in certain circumstances, may subject us to injunctions, require us to refund finance charges already paid, forgo finance charges not yet paid under credit accounts, change our credit extension, servicing, collection, and marketing practices or a combination of the foregoing. Should Texas or the OCCC change laws, regulations or codes related to consumer loans, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. We believe that we are in substantial compliance with the applicable consumer credit laws in the State of Texas.
Our information technology systems for our key business processes are vulnerable to damage that could harm our business. Our ability to operate our business, including our ability to manage our credit and collections, operations and inventory levels, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems, including our credit underwriting, loan management, inventory management and collections systems, to track inventory information at the store level, communicate customer information, aggregate daily sales and expense information and manage our credit portfolio, including processing credit applications and managing collections. In addition, we license these systems from third parties. These systems and our operations are subject to damage or interruption from, among other things:

•	Power loss, computer systems failures and internet, telecommunications or data network failures;

•	Operator negligence, unauthorized access or improper operation by, or supervision of, employees;

•	Physical and electronic loss of data or security breaches, misappropriation and similar events;

•	Computer viruses;

•	Intentional acts of vandalism and similar events;

•	Failures on behalf of third parties from which we license certain of these systems to provide timely, quality and regular access to or maintenance of such systems; and

•	Hurricanes, fires, floods and other natural disasters.
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
Our information technology systems may not be adequate to meet our evolving business and emerging regulatory needs and the failure to successfully implement new systems could negatively impact our business and financial results. We are investing capital in new information technology systems and implementing modifications and upgrades to existing systems to support our growth plan. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We are taking actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to our business and collections, but there can be no guarantee of success. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. Any disruption in our information technology systems, or our inability to improve, or failure to upgrade, integrate or expand our systems to meet our evolving business and emerging regulatory requirements, could impair our ability to achieve critical strategic initiatives and could have a material adverse effect on us.
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

Most states and many local jurisdictions in which we operate require registration and licenses to sell these products or otherwise conduct our business. These states and local jurisdictions have, in many cases, established criteria we must satisfy in order to obtain, maintain and renew these licenses. For example, certain states or other jurisdictions require us to meet or exceed certain operational, advertising, disclosure, collection and recordkeeping requirements and to maintain a minimum amount of net worth or equity. From time to time, we are subject to audits in these jurisdictions to ensure we are satisfying the applicable requirements in order to maintain these necessary licenses. If, for any reason, we are unable to satisfy these requirements, we might be unable to maintain our insurance licenses in the states and other jurisdictions in which we operate, we might be subject to various fines and penalties or store closures, or our requests for new or renewed licenses may be denied, any of which consequences could have a material adverse effect on us. In addition, any material claims or future material litigation involving our credit insurance agreements, repair service agreements or product replacement policies, or any decline in the commissions we retain from our sales of these insurance products, may have a material adverse effect on us. Commissions earned on our credit insurance, repair service agreement or product replacement agreement products could also be materially adversely affected by changes in statutory premium rates, commission rates, adverse claims experience and other factors.
We could lose our access to customer and credit data sources, which could cause us competitive harm and have a material adverse effect on us. We are heavily dependent on customer and credit data provided by third party providers. Our data providers could stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach or regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our business would be negatively impacted, which would adversely affect our operating results and financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain comparable data from alternative sources on favorable terms or at all if our current sources become unavailable.
If we cannot continue to offer third party payment solutions for customers who do not qualify for our proprietary credit offerings, our business may be impaired. Currently, if a customer does not qualify for our credit offering for a particular purchase in our stores, but qualifies with Progressive, a payment solutions provider not affiliated with us, then we sell the applicable merchandise to Progressive, which leases the merchandise to the customer under a lease-to-own arrangement, and we record a cash sale from this arrangement. In fiscal year 2020, Progressive represented approximately 7.0% of our retail revenue. Further, we offer Synchrony, a third-party credit solution provider for well-qualified customers who do not wish to utilize our proprietary credit offerings. We record a Synchrony sale as a cash sale. In fiscal year 2020, Synchrony represented approximately 17.8% our of retail revenue. Progressive’s and Synchrony’s respective business models are subject to various risks that are outside of our control. If, as a result of any of these risks, Progressive or Synchrony are unable to, or otherwise determine not to continue operating with us at a level or on terms similar to the level or on terms we have historically operated, or if we are unable to establish a new partnership with different providers on favorable terms or at all, then we could lose sales or revenue, our financial results could be adversely affected, our ability to execute our growth plan could be impeded and we could otherwise suffer a material adverse effect.
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
We utilize four third-party home delivery service providers. The loss of any one provider could have a material negative impact on our home delivery operations. If our third-party merchandise delivery services are unable to meet our promised delivery schedule, unable to maintain expense controls, or cease operations, including due to the economic impact of various factors including the COVID-19 outbreak or energy market disruption, our net sales may decline due to a decline in customer satisfaction, and profitability levels may be negatively impacted. For many purchases, we offer next day delivery to our customers that we outsource to one of four third-party delivery service providers. The loss of any one service provider, or the failure to establish and maintain relationships with these or other similar service providers, could have a material negative impact on our home delivery operations. These third-parties are subject to risks that are beyond our control and, if they fail to timely or satisfactorily deliver our products, we may lose business from customers in the future and could suffer damage to our reputation. The loss of customers or damage to our reputation could have a material adverse effect on us. Further, if our third-party delivery service providers are unable to maintain expense controls, our profitability and results of operations may be negatively impacted.
Changes in trade policy, currency exchange rate fluctuations and other factors beyond our control could materially adversely affect our business. A significant portion of our inventory is manufactured or assembled overseas in Asia and in Mexico. Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China, and created the potential for significant additional changes in trade policies. While the impact of the tariffs was minimal to the Company in fiscal year 2020, because many of the products that we sell are manufactured in foreign jurisdictions, including China, such tariffs could have a negative impact on our business in the future. Additionally, in November 2018, the U.S., Mexico and Canada signed the United States-Mexico-Canada Agreement (the “USMCA”), which is designed to overhaul and update the North American Free Trade Agreement (“NAFTA”). The three countries agreed to a revised version of the USMCA in December 2019. The USMCA has been ratified by all three countries, and as a result, has replaced NAFTA. If the U.S. were to withdraw from or materially modify other international trade agreements, certain foreign-sourced goods that we sell may no longer be available at commercially attractive prices or at all, resulting in a material adverse effect on us. Continued diminished trade relations between the U.S. and other countries, as well as the continued escalation of tariffs, could have a material adverse effect on us. Additionally, currency fluctuations, border taxes, import tariffs, or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on us. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on us.
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
Failure to successfully utilize and manage e-commerce, and to compete effectively with the growing e-commerce sector, could materially adversely affect our business and prospects. Our website provides new and existing customers with the ability to review our product offerings and prices, apply for credit, and make payments on their credit accounts. Customers may apply for credit, be approved for credit, and complete a transaction to purchase merchandise on our website. Customers may also purchase certain products on our website using a credit card. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales and growth in our credit sales. In order to promote our products and services, allow our customers to complete credit applications in the privacy of their homes and on their mobile devices and make payments on their accounts, and drive traffic to our stores, we must effectively create, design, publish and distribute content over the internet. In late fiscal year 2020, we started to offer certain credit-qualified customers the ability to complete an entire purchase transaction financed online through our proprietary in-house credit programs. We are monitoring and adjusting the availability of our new online sales channels for credit performance and profitability. There can be no assurance that we will be able to design and publish web content with a high level of effectiveness or grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross margin or operating margin, and may have a material adverse effect on us.
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

Our corporate actions may be substantially controlled by our principal stockholders and affiliated entities. A large proportion of our outstanding common stock is beneficially owned by a small group of principal stockholders and their affiliates, including Stephens Inc., Stephens Group, BlackRock, Inc., The Vanguard Group and Dimensional Fund Advisors LP. Large holders, such as these, may be able to affect matters requiring approval by Company stockholders, including the election of directors and the approval of mergers or other business combination transactions. The concentration of ownership of our shares of common stock by the relatively small number of investors and hedge funds may:

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
Our failure to maintain an effective system of internal controls could result in significant deficiencies or material weaknesses, and further result in inaccurate reporting of financial results and harm our business. We are required to comply with a variety of reporting, accounting and other rules and regulations. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems and significant deficiencies or material weaknesses, such as the material weakness described in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, are possible. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, or if we are unable to appropriately or timely remediate any such effectiveness, such failure could cause us to restate financial results that have been made public, cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, require us to expend significant resources to remediate the deficiencies, impair our access to capital and otherwise materially adversely impact us.
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
Market Information and Holders
As of April 1, 2020, we had approximately 431 common stockholders of record and an estimated 7,575 beneficial owners of our common stock. The principal market for our common stock is the NASDAQ Global Select Market, where it is traded under the symbol “CONN.”
Dividends
No cash dividends were declared or paid in fiscal year 2020 or fiscal year 2019. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of January 31, 2020, relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by stockholders	1,826,908	$12.11	2,283,886

Equity compensation plans not approved by stockholders	—	—	—
Total	1,826,908	$12.11	2,283,886

(1)	Inclusive of 744,191 stock options, 588,823 restricted stock units (“RSUs”) and 493,894 performance-based RSUs (“PSUs”).

(2)
The $12.11 is inclusive of the 588,823 shares related to RSUs which only have a service requirement and the 493,894 PSUs that have a service, performance and market requirement. Neither the RSUs nor PSUs have an exercise price. The weighted-average exercise price of the 744,191 outstanding stock options is $29.73.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the NASDAQ U.S. Stock Market Index and a customized peer group index comprised of Restoration Hardware, Pier 1 Imports, First Cash, Aaron’s, Rent-A-Center, La-Z-Boy, Sleep Number, Ethan Allen, EZCORP, Haverty Furniture and Tuesday Morning (the “Peer Group”). The graph assumes an investment of $100 at the close of trading on January 31, 2015, and reinvestment of any dividends. The stock performance shown below is based solely on historical data and is not necessarily indicative of future performance.

	Base Period	Value for the Fiscal Years Ended January 31,
	January 31, 2015	2016	2017	2018	2019	2020
Company/Index:
Conn’s, Inc.	$100.00	$78.27	$67.03	$211.56	$133.04	$55.65
NASDAQ U.S. Stock Market Index	$100.00	$100.70	$124.09	$165.59	$164.45	$208.91
Peer Group	$100.00	$62.68	$64.52	$98.26	$110.96	$135.61
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

Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of Conn’s common stock by Conn’s or its affiliates during the quarter ended January 31, 2020.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
November 1 - 30	139	$21.63	139	$12.9
December 1 - 31	209	$20.05	209	$8.7
January 1 - 31	—	$—	—	$8.7
Total	348		348

(1)
On May 30, 2019, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $75.0 million of our outstanding common stock. The stock repurchase program expires on May 30, 2020. See Note 16, Stockholder’s Equity, in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.

(2)	Average price paid per share excludes costs associated with the repurchases.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table sets forth selected historical financial information and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of our future results of operations or financial condition. Refer to Part 1, Item 1A., Risk Factors, included in this Annual Report on Form 10-K. We have derived the selected statement of operations and balance sheet data as of and for each of the years ended January 31, 2020, 2019, 2018, 2017 and 2016 from our audited consolidated financial statements.

	As of and for the Year Ended January 31,
(dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenues:
Total net sales	$1,163,235	$1,194,674	$1,191,967	$1,314,471	$1,322,589
Finance charges and other revenues	380,451	355,139	324,064	282,377	290,589
Total revenues	$1,543,686	$1,549,813	$1,516,031	$1,596,848	$1,613,178
Operating income (1)	$134,519	$161,255	$115,068	$64,098	$113,716
Net income (loss) (2)	$56,004	$73,849	$6,463	$(25,562)	$30,855
Earnings (loss) per common share:
Basic	$1.85	$2.33	$0.21	$(0.83)	$0.88
Diluted	$1.82	$2.28	$0.20	$(0.83)	$0.87
Balance Sheet Data:
Working capital	$896,596	$776,826	$915,906	$920,292	$1,016,875
Inventories	$219,756	$220,034	$211,894	$164,856	$201,969
Customer accounts receivable portfolio balance	$1,602,037	$1,589,828	$1,527,862	$1,556,439	$1,587,856
Total assets	$2,168,769	$1,884,907	$1,900,799	$1,941,134	$2,025,300
Total debt, net	$1,026,140	$955,331	$1,091,012	$1,145,242	$1,249,678
Total stockholders’ equity	$627,180	$619,975	$535,068	$517,790	$538,281
Selected Operating Data:
Change in same stores sales (3)	(8.2)%	(2.2)%	(11.4)%	(6.3)%	0.5%
Retail gross margin (4)	40.0%	41.2%	39.6%	37.4%	37.0%
Interest income and fee yield	21.8%	21.3%	19.3%	15.4%	16.3%
Selling, general and administrative expense as a percent of total revenues	32.6%	31.0%	29.7%	28.9%	27.0%
Provision for bad debts as a percentage of average outstanding balance (5)	13.0%	12.9%	14.4%	15.5%	15.2%
Bad debt charge-offs, net of recoveries, as a percentage of average outstanding balance	12.6%	12.7%	15.1%	14.4%	12.4%
Operating margin	8.7%	10.4%	7.6%	4.0%	7.0%
Return on average equity (6)	9.0%	12.8%	1.2%	(4.8)%	5.2%
Percent of retail sales financed in-house, including down payment received	67.6%	70.1%	71.0%	72.0%	81.8%
Weighted-average monthly payment rate (7)	4.92%	5.03%	5.04%	4.92%	4.89%
Number of stores:
Beginning of fiscal year	123	116	113	103	90
Opened	14	7	3	10	15
Closed	—	—	—	—	(2)
End of fiscal year	137	123	116	113	103

(1)	Operating income includes the following charges and credits:

	Year Ended January 31,
(in thousands)	2020	2019	2018	2017	2016
Store and facility closure and relocation costs	$1,933	$—	$2,381	$1,089	$637
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation, a legal judgment and other legal matters	—	5,100	1,177	101	3,153
Indirect tax audit reserve	—	1,943	2,595	1,434	2,748
Impairment from disposal	—	—	—	1,986	—
Employee severance and executive management transition costs	—	737	1,317	1,868	1,506
Write-off of capitalized software costs	1,209	—	5,861	—	—
Charges and credits	$3,142	$7,780	$13,331	$6,478	$8,044

(2)	Net income (loss) includes pre-tax loss from extinguishment of debt for fiscal years 2020, 2019, 2018 and 2016 of $1.1 million, $1.8 million, $3.3 million and $1.4 million, respectively.

(3)
Change in same store sales is calculated by comparing the reported sales for all stores that were open during both comparative fiscal years, starting in the first period in which the store has been open for a full quarter. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period as each such store was relocated within the same general geographic market. Sales from expanded stores have also been included in each period.

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
Executive Summary
Total revenues were $1.54 billion for fiscal year 2020 compared to $1.55 billion for fiscal year 2019, a decrease of $6.1 million or 0.4%. Retail revenues were $1.16 billion for fiscal year 2020 compared to $1.20 billion for fiscal year 2019, a decrease of $31.1 million or 2.6%. The decrease in retail revenue was primarily driven by a decrease in same store sales of 8.2%, partially offset by new store sales growth. The decrease in same store sales was driven by a decrease of 14.0% in markets impacted by Hurricane Harvey, and by a decrease of 7.1% in markets not impacted by Hurricane Harvey. We believe the decrease in markets impacted by Hurricane Harvey were impacted by rebuilding efforts during the year ended January 31, 2019. The decrease in same store sales reflects a combination of significant price deflation for premium large screen televisions and an increase in production by second- and third-tier manufacturers, which has made cash purchases of large screen televisions more accessible to our core customer, and negatively impacted same store sales during the year ended January 31, 2020. In addition, underwriting adjustments made during the year ended January 31, 2020 further negatively impacted same store sales. Credit revenues were $379.6 million for the fiscal year 2020 compared to $354.7 million for fiscal year 2019, an increase of $24.9 million or 7.0%. The increase in credit revenue resulted from the origination of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 21.8% from 21.3%, and by a 2.7% increase in the average outstanding balance of the customer accounts receivable portfolio. In addition, insurance income contributed to an increase in credit revenue over the prior year primarily due to an increase in insurance retrospective income.
Retail gross margin for fiscal year 2020 was 40.0%, a decrease of 120 basis points from the 41.2% reported in fiscal year 2019. The decrease in retail gross margin was primarily driven by higher margins realized in fiscal year 2019 due to the one-time benefit of increases in appliance retail pricing related to tariff adjustments and the associated forward purchases of inventory, coupled with increased logistics costs to help support future growth in fiscal year 2020. The decrease was partially offset by an increase in retrospective income on our repair service agreements (“RSAs”) during fiscal year 2020.
SG&A for fiscal year 2020 was $503.0 million compared to $480.6 million for fiscal year 2019, an increase of $22.5 million, or 4.7%, over the prior year. The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs, compensation costs and advertising expense, partially offset by a decrease in the corporate overhead allocation. The SG&A increase in the credit segment was primarily due to an increase in general operational expenses and third-party legal expenses related to collection efforts on charged off accounts. The decrease in the corporate overhead allocation made to each of the segments was driven by a decrease in employee incentive compensation costs.
Provision for bad debts increased to $205.2 million for fiscal year 2020 from $198.1 million in fiscal year 2019, an increase of $7.1 million, or 3.6%. The increase was driven by a greater increase in the allowance for bad debts during the year ended January 31, 2020 compared to the year ended January 31, 2019, and by a year-over-year increase in net charge-offs of $2.8 million. The increase in the allowance for bad debts for the year ended January 31, 2020 was primarily driven by a year-over-year increase in the incurred loss rate, first payment default and delinquency rates compared to the year ended January 31, 2019, partially offset by an increase in customer recovery rate.
Interest expense decreased to $59.1 million for fiscal year 2020 compared to $62.7 million for fiscal year 2019, a decrease of $3.6 million, or 5.7%. The decrease was driven by a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Net income for fiscal year 2020 was $56.0 million, or $1.82 per diluted share, compared to $73.8 million, or $2.28 per diluted share, for fiscal year 2019.

How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance including:

•
Same store sales - Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our performance because they are important to our attempts to leverage our SG&A costs, which include rent and other store expenses, and they have a direct impact on our total net sales, net income, cash and working capital. Same store sales is calculated by comparing the reported sales for all stores that were open during both comparative fiscal years, starting in the first period in which the store has been open for a full quarter. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period as each such store was relocated within the same general geographic market. Sales from expanded stores have also been included in each period.

•
Retail gross margin - Our management views retail gross margin as a key indicator of our performance because it reflects our pricing power relative to the prices we pay for our products. Retail gross margin is calculated by comparing retail total net sales to the cost of goods sold.

•
60+ Day Delinquencies - Our management views customer account delinquencies as a key indicator of our performance because it is a reflection of the quality of our credit portfolio, it drives future credit performance and credit offerings, and it impacts the interest rates we pay on our asset-backed securitizations. Delinquencies are measured as the percentage of balances that are 60+ days past due.

•
Net Yield - Our management considers yield to be a key performance metric because it drives future credit decisions and credit offerings and directly impacts our net income.  Yield reflects the amount of interest we receive from our portfolio.

Company Initiatives
In fiscal year 2020, we delivered stable credit performance, driven by higher yields, better portfolio performance and lower borrowing costs.  Retail operating margins also remained strong, demonstrating our differentiated business model, improved product mix and emphasis on disciplined cost management. We delivered the following financial and operational results in fiscal year 2020:

•	Recorded record annual yield on our customer receivables portfolio of 21.8% as a result of the continued seasoning of loans originated under our higher-yielding direct loan program;

•	Increased e-commerce sales by $9.5 million, or 357%, compared to fiscal year 2019;

•	Delivered retail gross margin of 40.0% in fiscal year 2020;

•
Increased our credit spread, which is the difference between the net yield and charge-offs as a percentage of our customer accounts receivable portfolio balance, to 9.2% in fiscal year 2020 from 8.6% in fiscal year 2019;

•	A decrease in interest expense by 5.7% compared to fiscal year 2019 as a result of our continued successful execution of our asset-backed securitization program; and

•	Opened 14 new stores for fiscal year 2020.
Outlook
Our business and industry have been impacted in unprecedented ways by the COVID-19 outbreak in the United States. As the virus and efforts to contain it have spread, we have experienced reduced customer traffic and the temporary reduction of operating hours for our stores as well as temporary store closures where government mandated. The situation is changing daily and there is significant uncertainty going forward. While we cannot predict how long this crisis will last, when it does abate, our industry should rebound. Despite the COVID-19 outbreak, the broad appeal of our value proposition to our geographically diverse core demographic, the unit economics of our business and the current retail real estate market should provide the stability necessary to maintain our business until we can return to normal operations. Further, once the COVID-19 outbreak has been resolved, our brand recognition and long history in our core markets give us the opportunity to further penetrate our existing footprint, particularly as we leverage existing marketing spend, logistics infrastructure, and service footprint. There are also many markets in the U.S. with demographic characteristics similar to those in our existing footprint, which provides substantial opportunities for future growth. We plan to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, distribution and credit operations. As we expand in existing markets and penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. Over time, we also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Year Ended January 31,			Change
(in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Total net sales	$1,163,235	$1,194,674	$1,191,967	$(31,439)	$2,707
Finance charges and other revenues	380,451	355,139	324,064	25,312	31,075
Total revenues	1,543,686	1,549,813	1,516,031	(6,127)	33,782
Costs and expenses:
Cost of goods sold	697,784	702,135	720,344	(4,351)	(18,209)
Selling, general and administrative expense	503,024	480,561	450,413	22,463	30,148
Provision for bad debts	205,217	198,082	216,875	7,135	(18,793)
Charges and credits	3,142	7,780	13,331	(4,638)	(5,551)
Total costs and expenses	1,409,167	1,388,558	1,400,963	20,609	(12,405)
Operating income	134,519	161,255	115,068	(26,736)	46,187
Interest expense	59,107	62,704	80,160	(3,597)	(17,456)
Loss on extinguishment of debt	1,094	1,773	3,274	(679)	(1,501)
Income before income taxes	74,318	96,778	31,634	(22,460)	65,144
Provision for income taxes	18,314	22,929	25,171	(4,615)	(2,242)
Net income	$56,004	$73,849	$6,463	$(17,845)	$67,386
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

The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Year Ended January 31,			Change
(dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Product sales	$1,042,424	$1,078,635	$1,077,874	$(36,211)	$761
Repair service agreement commissions	106,997	101,928	100,383	5,069	1,545
Service revenues	13,814	14,111	13,710	(297)	401
Total net sales	1,163,235	1,194,674	1,191,967	(31,439)	2,707
Finance charges and other	810	447	341	363	106
Total revenues	1,164,045	1,195,121	1,192,308	(31,076)	2,813
Costs and expenses:
Cost of goods sold	697,784	702,135	720,344	(4,351)	(18,209)
Selling, general and administrative expense (1)	346,108	328,628	316,325	17,480	12,303
Provision for bad debts	905	1,009	829	(104)	180
Charges and credits	1,933	2,980	13,331	(1,047)	(10,351)
Total costs and expenses	1,046,730	1,034,752	1,050,829	11,978	(16,077)
Operating income	$117,315	$160,369	$141,479	$(43,054)	$18,890
Number of stores:
Beginning of fiscal year	123	116	113
Opened	14	7	3
End of fiscal year	137	123	116

Credit Segment:	Year Ended January 31,			Change
(in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Finance charges and other revenues	$379,641	$354,692	$323,723	$24,949	$30,969
Costs and expenses:
Selling, general and administrative expense (1)	156,916	151,933	134,088	4,983	17,845
Provision for bad debts	204,312	197,073	216,046	7,239	(18,973)
Charges and credits	1,209	4,800	—	(3,591)	4,800
Total costs and expenses	362,437	353,806	350,134	8,631	3,672
Operating income (loss)	17,204	886	(26,411)	16,318	27,297
Interest expense	59,107	62,704	80,160	(3,597)	(17,456)
Loss on extinguishment of debt	1,094	1,773	3,274	(679)	(1,501)
Loss before income taxes	$(42,997)	$(63,591)	$(109,845)	$20,594	$46,254

(1)
For the years ended January 31, 2020, 2019 and 2018, the amount of overhead allocated to each segment reflected in SG&A was $30.0 million, $36.4 million and $27.6 million, respectively. For the years ended January 31, 2020, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $39.1 million, $38.1 million and $37.4 million, respectively.

Year ended January 31, 2020 compared to the year ended January 31, 2019

Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year Ended January 31,					%	Same Store
(dollars in thousands)	2020	% of Total	2019	% of Total	Change	Change	% Change
Furniture and mattress	$370,931	31.9%	$382,975	32.1%	$(12,044)	(3.1)%	(7.8)%
Home appliance	360,441	31.0	332,609	27.8	27,832	8.4	2.3
Consumer electronics	221,449	19.0	262,088	21.9	(40,639)	(15.5)	(20.4)
Home office	73,074	6.3	86,260	7.2	(13,186)	(15.3)	(18.4)
Other	16,529	1.4	14,703	1.2	1,826	12.4	4.9
Product sales	1,042,424	89.6	1,078,635	90.2	(36,211)	(3.4)	(8.3)
Repair service agreement commissions (1)	106,997	9.2	101,928	8.5	5,069	5.0	(7.3)
Service revenues	13,814	1.2	14,111	1.3	(297)	(2.1)
Total net sales	$1,163,235	100.0%	$1,194,674	100.0%	$(31,439)	(2.6)%	(8.2)%

(1) The total change in sales of repair service agreement commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in product sales for the year ended January 31, 2020 was primarily due to a decrease in same store sales of 8.2%, partially offset by new store growth. The decrease in same store sales was 14.0% in markets impacted by Hurricane Harvey and 7.1% in markets not impacted by Hurricane Harvey. We believe the decrease in markets impacted by Hurricane Harvey were impacted by rebuilding efforts during the year ended January 31, 2019. The decrease in same store sales reflects a combination of significant price deflation for premium large screen televisions and an increase in production by second- and third-tier manufacturers, which has made cash purchases of large screen televisions more accessible to our core customer, negatively impacted same store sales during the year ended January 31, 2020. In addition, underwriting adjustments made during the year ended January 31, 2020 further negatively impacted same store sales.
The following table provides the change of the components of finance charges and other revenues:

	Year Ended January 31,
(in thousands)	2020	2019	Change
Interest income and fees	$341,224	$325,136	$16,088
Insurance income	38,417	29,556	8,861
Other revenues	810	447	363
Finance charges and other revenues	$380,451	$355,139	$25,312
The increase in interest income and fees was due to an increase in the yield rate to 21.8% for the year ended January 31, 2020 from 21.3% for the year ended January 31, 2019, an increase of 50 basis points, and by an increase of 2.7% in the average outstanding balance of the customer accounts receivable portfolio. The increase in the yield rate resulted from the origination of our higher-yielding direct loan product, which represented approximately 75% of our fiscal year 2020 originations. In addition, insurance income contributed to an increase in credit revenue over the prior year period primarily due to an increase in insurance retrospective income for the year ended January 31, 2020.

The following table provides key portfolio performance information:

	Year Ended January 31,
(dollars in thousands)	2020	2019	Change
Interest income and fees	$341,224	$325,136	$16,088
Net charge-offs	(196,795)	(194,017)	(2,778)
Interest expense	(59,107)	(62,704)	3,597
Net portfolio income	$85,322	$68,415	$16,907
Average outstanding portfolio balance	$1,567,878	$1,526,728	$41,150
Interest income and fee yield	21.8%	21.3%
Net charge-off %	12.6%	12.7%
Retail Gross Margin

	Year Ended January 31,
(dollars in thousands)	2020	2019	Change
Retail total net sales	$1,163,235	$1,194,674	$(31,439)
Cost of goods sold	697,784	702,135	(4,351)
Retail gross margin	$465,451	$492,539	$(27,088)
Retail gross margin percentage	40.0%	41.2%
The decrease in retail gross margin was primarily driven by higher margins realized in fiscal year 2019 due to the one-time benefit of increases in appliance retail pricing related to tariff adjustments and the associated forward purchases of inventory, coupled with increased logistics costs to help support future growth in fiscal year 2020. The decrease was partially offset by an increase in retrospective income on our RSAs for the year ended January 31, 2020.
Selling, General and Administrative Expense

	Year Ended January 31,
(dollars in thousands)	2020	2019	Change
Retail segment	$346,108	$328,628	$17,480
Credit segment	156,916	151,933	4,983
Selling, general and administrative expense - Consolidated	$503,024	$480,561	$22,463
Selling, general and administrative expense as a percent of total revenues	32.6%	31.0%
The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs, compensation costs and advertising expense, partially offset by a decrease in the corporate overhead allocation. The SG&A increase in the credit segment was primarily due to an increase in general operational expenses and third-party legal expenses related to collection efforts on charged off accounts. As a percent of average total customer portfolio balance, SG&A for the credit segment for the year ended January 31, 2020 remained flat at 10.0% as compared to the year ended January 31, 2019. The decrease in the corporate overhead allocation made to each of the segments was driven by a decrease in employee incentive compensation costs.
Provision for Bad Debts

	Year Ended January 31,
(dollars in thousands)	2020	2019	Change
Retail segment	$905	$1,009	$(104)
Credit segment	204,312	197,073	7,239
Provision for bad debts - Consolidated	$205,217	$198,082	$7,135
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance	13.0%	12.9%
The provision for bad debts increased to $205.2 million for the year ended January 31, 2020 from $198.1 million for the year ended January 31, 2019, an increase of $7.1 million. The increase was driven by a greater increase in the allowance for bad debts during the year ended January 31, 2020 compared to the year ended January 31, 2019, and by a year-over-year increase in net charge-offs of $2.8 million. The increase in the allowance for bad debts for the year ended January 31, 2020 was primarily driven by a year-over-year increase in the incurred loss rate, first payment default and delinquency rates compared to the year ended January 31, 2019, partially offset by an increase in customer recovery rate.
Charges and Credits

	Year Ended January 31,
(in thousands)	2020	2019	Change
Store and facility closure and relocation costs	$1,933	$—	$1,933
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation, a legal judgment and other legal matters	—	5,100	(5,100)
Indirect tax audit reserve	—	1,943	(1,943)
Employee severance	—	737	(737)
Write-off of capitalized software costs	1,209	—	1,209
	$3,142	$7,780	$(4,638)
During the year ended January 31, 2020, we recognized $3.2 million in impairments from the exiting of certain leases upon the relocation of three distribution centers into one facility. These facility closure costs were offset by a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters and a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system. During the year ended January 31, 2019, we recorded a contingency reserve related to a regulatory matter, a charge related to an increase in our indirect tax audit reserve, severance costs related to a change in the executive management team and costs related to a judgment in favor of TF LoanCo (“TFL”) requiring Conn’s to pay approximately $4.8 million to TFL related to a breach of contract lawsuit brought by the Company.
Interest Expense
Interest expense decreased to $59.1 million for the year ended January 31, 2020 from $62.7 million for the year ended January 31, 2019, a decrease of $3.6 million. The decrease was driven by a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the year ended January 31, 2020, we wrote-off $1.1 million of debt issuance costs related to an amendment of our revolving credit facility that effected the resignation of Bank of America, N.A. as agent and lender, and replaced it with JPMorgan Chase Bank, N.A. as agent. During the year ended January 31, 2019, we recorded a $1.8 million loss on extinguishment of debt primarily related to the early retirement of our Series 2016-B Class B Notes (the “2016-B Redeemed Notes”) and the Series 2017-A Class B and Class C Notes (the “2017-A Redeemed Notes”).
Provision for Income Taxes

	Year Ended January 31,
(dollars in thousands)	2020	2019	Change
Provision for income taxes	$18,314	$22,929	$(4,615)
Effective tax rate	24.6%	23.7%
The decrease in the income tax expense for the year ended January 31, 2020 compared to the year ended January 31, 2019 was primarily driven by a $22.5 million decrease of pre-tax book income.

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

The following table provides key portfolio performance information:

	Year Ended January 31,
(dollars in thousands)	2019	2018	Change
Interest income and fees	$325,136	$289,005	$36,131
Net charge-offs	(194,017)	(226,798)	32,781
Interest expense	(62,704)	(80,160)	17,456
Net portfolio loss	$68,415	$(17,953)	$86,368
Average outstanding portfolio balance	$1,526,728	$1,500,700	$26,028
Interest income and fee yield	21.3%	19.3%
Net charge-off %	12.7%	15.1%

Retail Gross Margin

	Year Ended January 31,
(dollars in thousands)	2019	2018	Change
Retail total net sales	$1,194,674	$1,191,967	$2,707
Cost of goods sold	702,135	720,344	(18,209)
Retail gross margin	$492,539	$471,623	$20,916
Retail gross margin percentage	41.2%	39.6%
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
The SG&A increase in the retail segment was primarily due to an increase in compensation costs, an increase in new store occupancy costs, an increase in professional fees and an increase in the corporate overhead allocation, offset by a decrease in advertising expense and a decrease in Hurricane Harvey-related expenses. The SG&A increase in the credit segment was primarily due to an increase in compensation costs, third-party legal expenses related to collection efforts on charged off accounts, expenses related to information technology investments and the corporate overhead allocation. As a percent of average total customer portfolio balance, SG&A for the credit segment for the year ended January 31, 2019 increased 110 basis points as compared to the year ended January 31, 2018. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in compensation costs.
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
Charges and Credits

	Year Ended January 31,
(in thousands)	2019	2018	Change
Store and facility closure and relocation costs	$—	$2,381	$(2,381)
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation and other legal matters	5,100	1,177	3,923
Indirect tax audit reserve	1,943	2,595	(652)
Employee severance and executive management transition costs	737	1,317	(580)
Write-off of capitalized software costs	—	5,861	(5,861)
	$7,780	$13,331	$(5,551)
During the year ended January 31, 2019, we recorded a contingency reserve related to a regulatory matter, a charge related to an increase in our indirect tax audit reserve, severance costs related to a change in the executive management team and costs related to the TF LoanCo (“TFL”) judgment. Refer to Note 4, Charges and Credits, for additional information about the TFL judgment. During the year ended January 31, 2018, we incurred exit costs associated with reducing the square footage of a distribution center and consolidating our corporate headquarters, severance costs related to a change in the executive management team, a charge related to an increase in our indirect tax audit reserve, a loss from the write-off of previously capitalized costs for a software project that was abandoned during fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013, and contingency reserves related to legal matters.
Interest Expense
Interest expense decreased to $62.7 million for the year ended January 31, 2019 from $80.2 million for the year ended January 31, 2018, a decrease of $17.5 million. The decrease was driven by a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
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
The decrease in the income tax expense for the year ended January 31, 2019 compared to the year ended January 31, 2018 was primarily driven by a remeasurement of deferred tax assets and liabilities in connection with H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”) resulting in an increase to the provision for income taxes of $13.4 million for fiscal year 2018 and a decrease in our effective tax rate pursuant to the Tax Act, which reduced the federal statutory income tax rate from 35% to 21%, partially offset by an increase in taxable income.

Impact of Inflation and Changing Prices
We do not believe that inflation has had a material effect on our net sales or results of operations. However, significant increases in oil and gasoline prices could adversely affect our customers’ shopping decisions and payment patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and increases in oil and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs could adversely affect our results of operations. Conversely, significant decreases in oil and gasoline prices could negatively impact certain local economies in regions in which we have stores, impacting our customer’s employment or income, which could adversely affect our sales and collection of customer receivables. In addition, the cost of items we purchase may increase or shortages of these items may arise as a result of changes in trade regulations, currency fluctuations, border taxes, import tariffs, or other factors beyond our control. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China. While many of the products that we sell are manufactured in foreign jurisdictions, including China, such tariffs have had a minimal impact on our business to date.
Seasonality
Our business is seasonal which typically means that a higher portion of sales and operating profit are realized during the fourth quarter due primarily to the holiday selling season. In addition, during the first quarter, our portfolio performance benefits from the timing of personal income tax refunds received by our customers, which typically results in higher cash collection rates.
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
Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represent approximately 75% of our fiscal year 2020 originations, with maximum equivalent interest rates of up to 27% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 12% of our fiscal year 2020 originations.
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
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	January 31,
	2020	2019	2018
Weighted average credit score of outstanding balances (1)	591	593	591
Average outstanding customer balance	$2,734	$2,677	$2,443
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)(7)	12.5%	9.5%	9.7%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(4)(5)	29.4%	25.7%	24.6%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$112,410	$94,404	$76,066
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	14.6%	13.5%	13.3%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	17.7%	22.9%	21.2%

	Year Ended January 31,
	2020	2019	2018
Total applications processed (6)	1,235,712	1,221,262	1,278,809
Weighted average origination credit score of sales financed (1)	608	609	610
Percent of total applications approved and utilized	27.0%	29.6%	30.4%
Average income of credit customer at origination	$45,800	$44,800	$43,400
Percent of retail sales paid for by:
In-house financing, including down payments received	67.6%	70.1%	71.0%
Third-party financing	17.8%	15.7%	16.1%
Third-party lease-to-own option	7.0%	7.5%	5.9%
	92.4%	93.3%	93.0%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)
Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.

(4)
First time re-ages related to customers affected by Hurricane Harvey within FEMA-designated disaster areas included in the re-aged balance as of January 31, 2020 and January 31, 2019 were 0.6% and 1.7%, respectively, of the total customer portfolio carrying value.

(5)
First time re-ages related to customers affected by Tropical Storm Imelda within FEMA-designated disaster areas included in the re-aged balance as of January 31, 2020 were 0.4% of the total customer portfolio carrying value.

(6)	The total applications processed during the year ended January 31, 2018, we believe, reflect the impact of the rebuilding efforts following Hurricane Harvey.

(7)
Increase in delinquency was primarily driven by underwriting adjustments made earlier in the year, an increase in new customers and difficulties in collections efforts related to the implementation of the Company’s new loan management system.

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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance remained flat at 10.5% as of January 31, 2020 compared to 10.5% as of January 31, 2019. Although the change is flat year-over-year, we experienced an increase in our allowance for uncollectible accounts related to an increase in our non-TDR re-age balances and an increase in delinquency which was primarily driven by underwriting adjustments made earlier in the year, an increase in new customer mix and difficulties in collections efforts related to the implementation of our new loan management system. Offsetting this increase was a decline in the non-TDR loss rate, which was driven by lower experienced charge-off rates, and an increase in customer recoveries.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 40.0% as of January 31, 2020 as compared to 36.1% as of January 31, 2019. The increase in the allowance for uncollectible accounts was due to an increase in delinquency.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 12.6% for fiscal year 2020 compared to 12.7% for fiscal year 2019.
As of January 31, 2020 and 2019, balances under no-interest programs included within customer receivables were $283.2 million and $363.8 million, respectively.
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
Operating cash flows.  For the year ended January 31, 2020, net cash provided by operating activities was $80.1 million compared to $151.8 million for the year ended January 31, 2019. The decrease in net cash provided by operating activities was primarily driven by a decrease in cash provided by working capital, primarily due to general timing of payments and a decrease in accrued compensation, the collection of an income tax refund of $34.5 million during fiscal year 2019 and a decrease in net income when adjusted for non-cash activity.
For the year ended January 31, 2019, net cash provided by operating activities was $151.8 million compared to $50.5 million for the year ended January 31, 2018. The increase in net cash provided by operating activities was primarily driven by an increase in cash provided by working capital, primarily due to more efficient management of inventory, the collection of an income tax refund of $34.5 million during fiscal year 2019 and an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the year ended January 31, 2020, net cash used in investing activities was $56.8 million compared to $32.8 million for the year ended January 31, 2019. The increase was primarily the result of higher capital expenditures due to investments in new stores, renovations and expansions of select existing stores and a new distribution center.
For the year ended January 31, 2019, net cash used in investing activities was $32.8 million compared to $16.9 million for the year ended January 31, 2018. The increase was primarily the result of higher capital expenditures due to investments in new stores, renovations and expansions of select existing stores, and technology investments we are making to support long-term growth.
Financing cash flows.  For the year ended January 31, 2020, net cash used in financing activities was $7.3 million compared to net cash used in financing activities of $150.2 million for the year ended January 31, 2019 and net cash used in financing activities of $71.7 million for the year ended January 31, 2018. During the year ended January 31, 2020, we issued 2019-A VIE and 2019-B VIE asset-backed notes resulting in net proceeds to us of approximately $862.0 million, net of transaction costs. The proceeds from the 2019-A VIE and 2019-B VIE asset-backed notes were used to pay down the balance of the Company’s Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $559.1 million during the year ended January 31, 2020 compared to approximately $859.5 million in the comparable prior year period. During the year ended January 31, 2020, net payments under our Revolving Credit Facility were $239.6 million compared to net borrowings of $189.5 million during the year ended January 31, 2019.

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
Share Repurchase Program. On May 30, 2019, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $75.0 million of our outstanding common stock. The stock repurchase program expires on May 30, 2020. For the year ended January 31, 2020, we repurchased 3,485,441 shares of our common stock at an average weighted cost per share of $19.02 for an aggregate amount of $66.3 million.
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of January 31, 2020, $190.1 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
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

The asset-backed notes outstanding as of January 31, 2020 consisted of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class C Notes	$78,640	$77,843	$59,655	12/20/2017	11/15/2022	5.95%	6.40%
2018-A Class A Notes	219,200	217,832	34,112	8/15/2018	1/17/2023	3.25%	4.82%
2018-A Class B Notes	69,550	69,020	20,572	8/15/2018	1/17/2023	4.65%	5.61%
2018-A Class C Notes	69,550	68,850	20,572	8/15/2018	1/17/2023	6.02%	6.98%
2019-A Class A Notes	254,530	253,026	76,241	4/24/2019	10/16/2023	3.40%	4.85%
2019-A Class B Notes	64,750	64,276	64,750	4/24/2019	10/16/2023	4.36%	5.14%
2019-A Class C Notes	62,510	61,898	62,510	4/24/2019	10/16/2023	5.29%	6.10%
2019-B Class A Notes	317,150	315,417	265,810	11/26/2019	6/17/2024	2.66%	3.63%
2019-B Class B Notes	85,540	84,916	85,540	11/26/2019	6/17/2024	3.62%	4.19%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	5.17%
Total	$1,304,690	$1,295,534	$773,032

(1)	After giving effect to debt issuance costs.

(2)	For the year ended January 31, 2020, and inclusive of the impact of changes in timing of actual and expected cash flows.
On November 26, 2019, the Company completed the issuance and sale of asset-backed notes at a face amount of $486.0 million secured by the transferred customer accounts receivables and restricted cash held by a VIE, which resulted in net proceeds to us of $482.8 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on June 17, 2024 and consist of $317.2 million of 2.66% Asset Backed Fixed Rate Notes, Class A, Series 2019-B, $85.5 million of 3.62% Asset Backed Fixed Rate Notes, Class B, Series 2019-B and $83.3 million of 4.60% Asset Backed Fixed Rate Notes, Class C, Series 2019-B.
On April 24, 2019, the Company completed the issuance and sale of asset-backed notes at a face amount of $381.8 million secured by the transferred customer accounts receivables and restricted cash held by a VIE, which resulted in net proceeds to us of $379.2 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on October 16, 2023 and consist of $254.5 million of 3.40% Asset Backed Fixed Rate Notes, Class A, Series 2019-A, $64.8 million of 4.36% Asset Backed Fixed Rate Notes, Class B, Series 2019-A and $62.5 million of 5.29% Asset Backed Fixed Rate Notes, Class C, Series 2019-A.
Revolving Credit Facility. On May 23, 2018, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into the Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment”), dated as of October 30, 2015, with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (as amended, the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of May 23, 2022.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 6.4% for the year ended January 31, 2020.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2020, we had immediately available borrowing capacity of $416.8 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million. We also had $201.6 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and total eligible inventory balances. On March 18, 2020, the Company completed the borrowing of an additional $275.0 million under its $650.0 million Revolving Credit Facility, maturing in May 23, 2022. See Note 18, Subsequent Events, for additional details.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of January 31, 2020, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $308.6 million as a result of the Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at January 31, 2020.  A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at January 31, 2020 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	3.29:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	3.34:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.98:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.85:1.00	2.00:1.00
Capital Expenditures, net, must not exceed maximum	$32.4 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.6 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.7 million and $1.2 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened 14 new stores during fiscal year 2020, and currently plan to open 6 to 8 new stores during fiscal year 2021. Additionally, we plan to upgrade several of our facilities during fiscal year 2021. Our anticipated capital expenditures for fiscal year 2021 are between $60.0 and $65.0 million.
Cash Flow. We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of January 31, 2020, beyond cash generated from operations we had (i) immediately available borrowing capacity of $416.8 million under our Revolving Credit Facility and (ii) $5.5 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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
On March 18, 2020, the Company completed the borrowing of an additional $275.0 million under its $650.0 million Revolving Credit Facility, maturing in May 23, 2022. See Note 18, Subsequent Events, for additional details.

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2020:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)(4)	$32,057	$1,280	$30,777	$—	$—
Senior Notes (2)	267,400	16,458	250,942	—	—
2017-B Class C Notes (2)	69,563	3,549	66,014	—	—
2018-A Class A Notes (2)	37,399	1,109	36,290	—	—
2018-A Class B Notes (2)	23,408	957	22,451	—	—
2018-A Class C Notes (2)	24,243	1,238	23,005	—	—
2019-A Class A Notes (2)	85,856	2,592	5,184	78,080	—
2019-A Class B Notes (2)	75,222	2,823	5,646	66,753	—
2019-A Class C Notes (2)	74,777	3,307	6,614	64,856	—
2019-B Class A Notes (2)	296,785	7,071	14,141	275,573	—
2019-B Class B Notes (2)	99,106	3,097	6,193	89,816	—
2019-B Class C Notes (2)	100,050	3,830	7,661	88,559	—
Financing lease obligations	7,323	916	1,577	1,382	3,448
Operating leases:
Real estate	584,393	77,705	162,896	143,168	200,624
Equipment	1,098	735	363	—	—
Contractual commitments (3)	90,687	83,646	5,781	1,260	—
Total	$1,869,367	$210,313	$645,535	$809,447	$204,072

(1)	Estimated interest payments are based on the outstanding balance as of January 31, 2020 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.

(3)	Contractual commitments primarily include commitments to purchase inventory of $64.5 million.

(4)
On March 18, 2020, the Company completed the borrowing of an additional $275.0 million under its $650.0 million Revolving Credit Facility, maturing in May 23, 2022. See Note 18, Subsequent Events, for additional details.

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
Leases. On February 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). We determine if an arrangement is a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.

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
We record an allowance for doubtful accounts on our non-TDR customer accounts receivable that we expect to charge-off over the next 12 months based on historical gross charge-off rates over the last 24 months. We incorporate an adjustment to historical gross charge-off rates for a scaled factor of the year-over-year change in six month average first payment default rates and the year-over-year change in the balance of customer accounts receivable that are 60 days or more past due. In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries, including cash payments from customers, amounts realized from the repossession of the products financed, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance and RSA policies are also considered. During the year, we shortened the lookback period used to estimate post-charge-off recoveries for customer balances from a cumulative average collection rate to a 24 month average collection rate. The 24 month lookback period is consistent with the lookback period used elsewhere in the allowance for bad debt calculation and is more closely aligned with current collections practices.
Qualitative adjustments are made to the allowance for bad debts when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. These qualitative considerations are based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in concentrations of credit and other internal or external factor changes. We utilize an economic qualitative adjustment based on changes in unemployment rates if current unemployment rates in our markets are worse than they were on average over the last 24 months.  We also qualitatively limit the impact of changes in first payment default rates and changes in delinquency when those changes result in a decrease to the allowance for bad debts based on a measure of the dispersion of historical charge-off rates. At January 31, 2020, we made a qualitative adjustment related to changes in the nature of the portfolio of $4.0 million. The qualitative adjustment primarily related to the impact of the performance of certain re-aged accounts.
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
As of January 31, 2020 and 2019, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $145.7 million and $147.1 million, respectively. As of January 31, 2020 and 2019, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $88.1 million and $67.8 million, respectively. A 100 basis point increase in our estimated gross charge-off rate would increase our allowance for doubtful accounts for our customer accounts receivable by $10.3 million over a 12-month period based on the balance outstanding at January 31, 2020.
Interest income on customer accounts receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2020 and 2019, there were $10.6 million and $11.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. At January 31, 2020 and 2019, the carrying value of customer accounts receivable in non-accrual status was $12.5 million and $13.9 million, respectively, of which $12.1 million and $12.0 million, respectively, were in bankruptcy status and less than 60 days past due. At January 31, 2020 and 2019, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $132.7 million and $106.5 million, respectively.
Inventories.  Inventories consist of merchandise purchased for resale and service parts and are recorded at the lower of cost or net realizable value. The carrying value of the inventory is reduced to its net realizable value for any product lines with excess of carrying amount, typically weighted-average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value is estimated based on assumptions regarding inventory aging and historical product sales. A 10% difference in our actual inventory reserve at January 31, 2020, would have affected our cost of goods sold by $0.4 million.
Impairment of Long-Lived Assets.  Long-lived assets are evaluated for impairment, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. For the year ended January 31, 2020 we recognized $3.2 million in impairments from the exiting of certain leases upon the relocation of three distribution centers into one facility. For the years ended January 31, 2019 and 2018, no impairment charges were recorded.
Vendor allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2020, 2019 and 2018, we recorded $156.6 million, $143.3 million and $153.0 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of January 31, 2020, the balance outstanding under our Revolving Credit Facility was $29.1 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $0.3 million over a 12-month period, based on the balance outstanding at January 31, 2020.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Conn’s, Inc. and subsidiaries (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 14, 2020 expressed an adverse opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for 1) leases in fiscal year 2020 due to the adoption of ASU No. 2016-02, Leases 2) internal-use software in fiscal year 2020 due to the adoption of ASU No. 2018-15, Intangibles_Goodwill and Other-Internal-Use Software and 3) recognition of revenue from contracts with customers in fiscal year 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.
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

Houston, Texas
April 14, 2020

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	January 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$5,485	$5,912
Restricted cash (includes VIE balances of $73,214 and $57,475, respectively)	75,370	59,025
Customer accounts receivable, net of allowance (includes VIE balances of $393,764 and $324,064, respectively)	673,742	652,769
Other accounts receivable	68,753	67,078
Inventories	219,756	220,034
Income taxes receivable	4,315	407
Prepaid expenses and other current assets	11,445	9,169
Total current assets	1,058,866	1,014,394
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $420,454 and $230,901, respectively)	663,761	686,344
Property and equipment, net	173,031	148,983
Operating lease right-of-use assets	242,457	—
Deferred income taxes	18,599	27,535
Other assets	12,055	7,651
Total assets	$2,168,769	$1,884,907
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and finance lease obligations (includes VIE balances of $0 and $53,635, respectively)	$605	$54,109
Accounts payable	48,554	71,118
Accrued compensation and related expenses	10,795	27,052
Accrued expenses	52,295	54,381
Operating lease liability - current	35,390	—
Income taxes payable	2,394	8,902
Deferred revenues and other credits	12,237	22,006
Total current liabilities	162,270	237,568
Deferred rent	—	93,127
Operating lease liability - non current	329,081	—
Long-term debt and finance lease obligations (includes VIE balances of $768,121 and $407,993 respectively)	1,025,535	901,222
Other long-term liabilities	24,703	33,015
Total liabilities	1,541,589	1,264,932
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,125,055 and 31,788,162 shares issued, respectively)	321	318
Treasury stock (at cost; 3,485,441 shares and 0 shares, respectively)	(66,290)	—
Additional paid-in capital	122,513	111,185
Retained earnings	570,636	508,472
Total stockholders’ equity	627,180	619,975
Total liabilities and stockholders’ equity	$2,168,769	$1,884,907
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended January 31,
	2020	2019	2018
Revenues:
Product sales	$1,042,424	$1,078,635	$1,077,874
Repair service agreement commissions	106,997	101,928	100,383
Service revenues	13,814	14,111	13,710
Total net sales	1,163,235	1,194,674	1,191,967
Finance charges and other revenues	380,451	355,139	324,064
Total revenues	1,543,686	1,549,813	1,516,031
Costs and expenses:
Cost of goods sold	697,784	702,135	720,344
Selling, general and administrative expense	503,024	480,561	450,413
Provision for bad debts	205,217	198,082	216,875
Charges and credits	3,142	7,780	13,331
Total costs and expenses	1,409,167	1,388,558	1,400,963
Operating income	134,519	161,255	115,068
Interest expense	59,107	62,704	80,160
Loss on extinguishment of debt	1,094	1,773	3,274
Income before income taxes	74,318	96,778	31,634
Provision for income taxes	18,314	22,929	25,171
Net income	$56,004	$73,849	$6,463
Earnings per share:
Basic	$1.85	$2.33	$0.21
Diluted	$1.82	$2.28	$0.20
Weighted average common shares outstanding:
Basic	30,275,662	31,668,370	31,192,439
Diluted	30,814,775	32,374,375	31,777,823

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance January 31, 2017	30,961,898	$310	$90,276	$427,204	—	$—	$517,790
Exercise of options and vesting of restricted stock, net of withholding tax	415,940	3	1,496	—	—	—	1,499
Issuance of common stock under Employee Stock Purchase Plan	57,937	1	635	—	—	—	636
Stock-based compensation	—	—	8,680	—	—	—	8,680
Net income	—	—	—	6,463	—	—	6,463
Balance January 31, 2018	31,435,775	314	101,087	433,667	—	—	535,068
Adoption of ASU 2014-09	—	—	—	956	—	—	956
Exercise of options and vesting of restricted stock, net of withholding tax	317,465	3	(2,957)	—	—	—	(2,954)
Issuance of common stock under Employee Stock Purchase Plan	34,922	1	838	—	—	—	839
Stock-based compensation	—	—	12,217	—	—	—	12,217
Net income	—	—	—	73,849	—	—	73,849
Balance January 31, 2019	31,788,162	318	111,185	508,472	—	—	619,975
Adoption of ASU 2016-02	—	—	—	6,160	—	—	6,160
Exercise of options and vesting of restricted stock, net of withholding tax	283,434	2	(1,987)	—	—	—	(1,985)
Issuance of common stock under Employee Stock Purchase Plan	53,459	1	765	—	—	—	766
Stock-based compensation	—	—	12,550	—	—	—	12,550
Common stock repurchase	—	—	—	—	(3,485,441)	(66,290)	(66,290)
Net income	—	—	—	56,004	—	—	56,004
Balance January 31, 2020	32,125,055	$321	$122,513	$570,636	(3,485,441)	$(66,290)	$627,180
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$56,004	$73,849	$6,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,841	31,584	30,806
Change in right-of-use asset	27,577	—	—
Amortization of debt issuance costs	9,828	10,640	16,712
Provision for bad debts and uncollectible interest	269,295	250,076	261,662
Stock-based compensation expense	12,550	12,217	8,680
Charges, net of credits	3,142	—	1,479
Deferred income taxes	7,488	(6,224)	49,878
Loss (gain) from current and deferred sale/disposal of property and equipment	90	(809)	5,529
Tenant improvement allowances received from landlords	25,914	16,821	7,082
Change in operating assets and liabilities:
Customer accounts receivable	(266,997)	(300,745)	(230,201)
Other accounts receivables	(5,346)	5,582	(2,917)
Inventories	278	(8,140)	(47,038)
Other assets	(6,983)	20,950	(15,474)
Accounts payable	(23,041)	(499)	(31,220)
Accrued expenses	(21,689)	11,158	25,100
Operating leases	(35,816)	—	—
Income taxes	(9,930)	49,685	(30,590)
Deferred revenues and other credits	861	(14,344)	(5,429)
Net cash provided by operating activities	80,066	151,801	50,522
Cash flows from investing activities:
Purchases of property and equipment	(57,546)	(32,814)	(16,918)
Proceeds from asset dispositions	724	—	—
Net cash used in investing activities	(56,822)	(32,814)	(16,918)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	867,750	358,300	1,042,034
Payments on asset-backed notes	(505,442)	(739,875)	(1,000,027)
Borrowings under revolving credit facility	1,625,440	1,836,822	1,717,012
Payments on revolving credit facility	(1,865,069)	(1,647,322)	(1,817,512)
Borrowings from warehouse facility	—	173,286	79,940
Payments on warehouse facility	(53,635)	(119,650)	(79,940)
Payment for share repurchases	(66,290)	—	—
Payment of debt issuance costs and amendment fees	(7,876)	(7,418)	(13,874)
Proceeds from stock issued under employee benefit plans	988	1,237	3,318
Tax payments associated with equity-based compensation transactions	(2,216)	(3,342)	(1,182)
Payment from extinguishment of debt	—	(1,178)	(836)
Other	(976)	(1,068)	(643)
Net cash used in financing activities	(7,326)	(150,208)	(71,710)
Net change in cash, cash equivalents and restricted cash	15,918	(31,221)	(38,106)
Cash, cash equivalents and restricted cash, beginning of period	64,937	96,158	134,264
Cash, cash equivalents and restricted cash, end of period	$80,855	$64,937	$96,158
(continued on next page)

	Year Ended January 31,
	2020	2019	2018
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$75,296	$—	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$1,110	$—	$—
Capital lease asset additions and related obligations	$—	$1,193	$3,196
Property and equipment purchases not yet paid	$9,717	$5,557	$2,070
Supplemental cash flow data:
Cash interest paid	$50,491	$50,568	$63,713
Cash income taxes paid (refunded), net	$17,169	$(20,447)	$3,083
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
Refer to Note 6, Debt and Financing Lease Obligations, and Note 13, Variable Interest Entities, for additional information.
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
Cash and Cash Equivalents. As of January 31, 2020 and 2019, cash and cash equivalents included cash, credit card deposits in transit, and highly liquid debt instruments purchased with a maturity date of three months or less. Credit card deposits in transit included in cash and cash equivalents were $4.0 million and $2.5 million as of January 31, 2020 and 2019, respectively.
Restricted Cash. The restricted cash balance as of January 31, 2020 and 2019 includes $59.7 million and $45.3 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $13.9 million and $12.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest Income on Customer Accounts Receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2020 and 2019, there were $10.6 million and $11.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the balance of the loan. At January 31, 2020 and 2019, the carrying value of customer accounts receivable in non-accrual status was $12.5 million and $13.9 million, respectively. At January 31, 2020 and 2019, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $132.7 million and $106.5 million, respectively. At January 31, 2020 and January 31, 2019, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $12.1 million and $12.0 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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
We record an allowance for doubtful accounts on our non-TDR customer accounts receivable that we expect to charge-off over the next 12 months based on historical gross charge-off rates over the last 24 months. We incorporate an adjustment to historical gross charge-off rates for a scaled factor of the year-over-year change in six month average first payment default rates and the year-over-year change in the balance of customer accounts receivable that are 60 days or more past due. In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries, including cash payments from customers, amounts realized from the repossession of the products financed, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance and repair service agreement (“RSA”) policies are also considered. During the year, we shortened the lookback period used to estimate post-charge-off recoveries for customer balances from a cumulative average collection rate to a 24 month average collection rate. The 24 month lookback period is consistent with the lookback period used elsewhere in the allowance for bad debt calculation and is more closely aligned with current collections practices.
Qualitative adjustments are made to the allowance for bad debts when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. These qualitative

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considerations are based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in concentrations of credit and other internal or external factor changes. We utilize an economic qualitative adjustment based on changes in unemployment rates if current unemployment rates in our markets are worse than they were on average over the last 24 months.  We also qualitatively limit the impact of changes in first payment default rates and changes in delinquency when those changes result in a decrease to the allowance for bad debts based on a measure of the dispersion of historical charge-off rates. At January 31, 2020, we made a qualitative adjustment related to changes in the nature of the portfolio of $4.0 million. The qualitative adjustment primarily related to the impact of the performance of certain re-aged accounts.
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
Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2020, 2019 and 2018, we recorded $156.6 million, $143.3 million and $153.0 million, respectively, as reductions in cost of goods sold from vendor allowances.
Property and Equipment. Property and equipment, including any major additions and improvements to property and equipment, are recorded at cost. Normal repairs and maintenance that do not materially extend the life of property and equipment are expensed as incurred. Depreciation, which includes amortization of financed leases, is computed using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the shorter of the estimated useful lives or the remaining terms of the leases.
Internal-Use Software Costs. Costs related to software developed or obtained for internal use and cloud-based computing arrangements are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. Costs incurred during the post implementation stage are expensed as incurred. Once placed into service, capitalized costs are amortized over periods of up to 10 years. For the year ended January 31, 2020, we incurred a $1.2 million loss on impairments of software costs for a loan management system that was abandoned during fiscal year 2020. No software costs were written-off in the year ended January 31, 2019. For the year ended January 31, 2018, we incurred a $5.9 million loss from the write-off of previously capitalized costs for a software project that was abandoned during fiscal year 2018. See Note 4, Charges and Credits, for further details regarding both the fiscal year 2020 and fiscal year 2018 write-offs.
Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. During the year ended January 31, 2020, we recognized $3.2 million in impairments from the exiting of certain leases. See Note 4, Charges and Credits, for details. For the years ended January 31, 2019 and 2018, no impairment charges were recorded.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt.  All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 6, Debt and Financing Lease Obligations, are included in other assets on our Consolidated Balance Sheet and were $3.5 million and $6.1 million as of January 31, 2020 and 2019, respectively.
Revenue Recognition. The adoption of ASC 606 resulted in a change to our accounting policy related to retrospective income on RSAs. We participate in profit sharing agreements with the underwriters of our RSA products, payment from which is contingent upon the actual performance of the portfolio of the RSAs sold. Prior to the adoption of ASC 606, we recognized this revenue and

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related receivable as the amount due to us at each reporting date based on the performance of the portfolio through such date. The Company concluded that this retrospective income represents variable consideration under ASC 606 for which the Company’s performance obligation is satisfied when the RSA is sold to the customer. Under ASC 606, an estimate of variable consideration, subject to constraints, is to be included in the transaction price and recognized when or as the performance obligation is satisfied. As a result of the adoption of ASC 606, the Company changed its accounting policy related to retrospective income on RSAs to record an estimate of retrospective income when the RSA is sold, subject to constraints in the estimate. The Company’s estimate of the amount of variable consideration is recorded as a contract asset, representing a conditional right to payment, and is included within other accounts receivable in the Consolidated Balance Sheet. The estimated contract asset will be reassessed at the end of each reporting period, with changes thereto recorded as adjustments to revenue.
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
The adoption of ASC 606 did not have a material impact on the consolidated financial statements for the year ended January 31, 2018.
The Company has the following material revenue streams: the sale of products (e.g. appliances, electronics) including delivery; the sale of third party warranty and insurance programs, including retrospective income; service income; interest income generated from the financing of point of sale transactions; and volume rebate incentives received from a third party financier. Interest income related to our customer accounts receivable balance and loan origination costs (including sales commissions) meet the scope exception of ASC 606 and are therefore not impacted by the adoption of this standard. For our twelve month no-interest option program, as a practical expedient acceptable under ASC 606, we do not adjust for the time value of money.
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
ASC 606 requires disaggregation of revenue recognized from contracts with customers to depict how the nature, amount, timing and uncertainty of revenue is affected by economic factors. The Company concluded that the disaggregated discrete financial

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information presented in Note 5, Finance Charges and Other Revenues, and Note 14, Segment Information, reviewed by our chief operating decision maker in evaluating the financial performance of our operating segments adequately addresses the disaggregation of revenue requirements of ASC 606.
Deferred Revenue.  Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the twelve months ended January 31, 2020, we recognized $1.0 million of revenue for customer deposits deferred as of the beginning of the period compared to $1.8 million recognized during the twelve months ended January 31, 2019. During the twelve months ended January 31, 2020, we recognized $5.1 million of revenue for RSA administrative fees deferred as of the beginning of the period compared to $5.4 million recognized during the twelve months ended January 31, 2019.
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
Advertising Costs. Advertising costs are expensed as incurred. For fiscal years 2020, 2019 and 2018, advertising expense was $84.8 million, $80.5 million and $86.8 million, respectively.
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

	Year Ended January 31,
	2020	2019	2018
Weighted-average common shares outstanding - Basic	30,275,662	31,668,370	31,192,439
Dilutive effect of stock options, RSUs and PSUs	539,113	706,005	585,384
Weighted-average common shares outstanding - Diluted	30,814,775	32,374,375	31,777,823
For the years ended January 31, 2020, 2019 and 2018, the weighted-average number of stock options, RSUs, and PSUs not included in the calculation due to their anti-dilutive effect, was 898,449, 578,951 and 278,740, respectively.

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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At January 31, 2020, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $224.7 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At January 31, 2020, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires companies to apply the accounting guidance as prescribed by ASC 350- 40, Internal Use Software, in determining which cloud-based implementation costs should be capitalized as assets or expensed as incurred. The internal-use software guidance requires the capitalization of certain costs incurred during the application development stage of an internal-use software project, while requiring companies to expense all costs incurred during preliminary project and post-implementation project stages. The standard may be applied either prospectively to all implementation costs incurred after the adoption date or retrospectively. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt ASU 2018-15 on a prospective basis effective February 1, 2019. Costs eligible for capitalization will be capitalized within prepaid expenses and other assets and expensed through operating expenses in the consolidated balance sheets and statements of operations, respectively. Prior to adoption, eligible costs were capitalized within property and equipment and expensed through depreciation. As of January 31, 2020, there was $8.5 million in capitalized cloud-based implementation costs included on the balance sheet.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Yet To Be Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This is a change from the current incurred loss model. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2019-04 requires that the current estimate of recoveries is included in the allowance for credit losses. The standards will become effective for us in the first quarter of fiscal year 2021, under a modified retrospective approach. Any changes in reserves will be recorded in retained earnings as of the beginning of the reporting period of adoption as a cumulative-effect adjustment. We performed a scoping analysis of our balance sheet to determine which accounts would be impacted by the new standard. Based on this review, it was determined that aside from the customer accounts receivable balance, no other financial statement line items would be materially impacted by CECL.
We have formed a cross-functional working group comprised of individuals from various functional areas including credit, finance, accounting, and information technology to oversee our CECL implementation. We have developed a model based on our historical gross charge-off history, adjusted for expected recoveries and run the existing portfolio through preliminary simulations, which incorporated portfolio composition and economic expectations as of February 1, 2020. The results of those preliminary simulations indicate that our reserves for credit losses could increase between 40-60% upon implementation of ASU 2016-13. This projected increase is primarily driven by the required change from incurred to lifetime expected losses. However, we continue to refine and validate our model through review of key assumptions and parallel testing against both our current incurred loss model and a challenger model. These parallel runs will continue through fiscal year 2021. The ultimate impact on the date of adoption will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions at the time of adoption, in addition to refinements to our model, methodology and key assumptions.
We have established formal policies supporting the accounting, controls and additional disclosures around the ASU 2016-13 implementation.

2.	Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	January 31, 2020	January 31, 2019
Customer accounts receivable portfolio balance	$1,602,037	$1,589,828
Deferred fees and origination costs, net	(15,746)	(16,579)
Allowance for no-interest option credit programs	(14,984)	(19,257)
Allowance for uncollectible interest	(23,662)	(15,555)
Carrying value of customer accounts receivable	1,547,645	1,538,437
Allowance for bad debts	(210,142)	(199,324)
Carrying value of customer accounts receivable, net of allowance for bad debts	1,337,503	1,339,113
Short-term portion of customer accounts receivable, net	$(673,742)	$(652,769)
Long-term customer accounts receivable, net	$663,761	$686,344

	Carrying Value
(in thousands)	January 31, 2020	January 31, 2019
Customer accounts receivable 60+ days past due (1)	$193,797	$146,188
Re-aged customer accounts receivable (2)(3)(4)	455,704	395,576
Restructured customer accounts receivable (5)	211,857	183,641

(1)
As of January 31, 2020 and 2019, the carrying value of customer accounts receivable past due one day or greater was $527.0 million and $420.9 million, respectively. These amounts include the 60+ days past due balances shown above.

(2)	The re-aged carrying value as of January 31, 2020 and 2019 includes $131.4 million and $92.4 million in carrying value that are both 60+ days past due and re-aged.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	The re-aged carrying value as of January 31, 2020 and 2019 includes $9.2 million and $26.5 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

(4)	The re-aged carrying value as of January 31, 2020 includes $6.9 million in first time re-ages related to customers within FEMA-designated Tropical Storm Imelda disaster areas.

(5)	The restructured carrying value as of January 31, 2020 and 2019 includes $64.8 million and $43.9 million in carrying value that are both 60+ days past due and restructured.
The following presents the activity in our allowance for doubtful accounts and uncollectible interest for customer accounts receivable:

	January 31, 2020
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$147,123	$67,756	$214,879
Provision (1)	177,250	91,356	268,606
Principal charge-offs (2)	(158,773)	(63,074)	(221,847)
Interest charge-offs	(37,850)	(15,037)	(52,887)
Recoveries (2)	17,930	7,123	25,053
Allowance at end of period	$145,680	$88,124	$233,804
Average total customer portfolio balance	$1,367,260	$200,618	$1,567,878

	January 31, 2019
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$148,856	$54,716	$203,572
Provision (1)	174,552	74,514	249,066
Principal charge-offs (2)	(157,789)	(55,024)	(212,813)
Interest charge-offs	(32,432)	(11,310)	(43,742)
Recoveries (2)	13,936	4,860	18,796
Allowance at end of period	$147,123	$67,756	$214,879
Average total customer portfolio balance	$1,355,011	$171,717	$1,526,728

	January 31, 2018
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$158,992	$51,183	$210,175
Provision (1)	189,786	71,047	260,833
Principal charge-offs (2)	(177,682)	(60,003)	(237,685)
Interest charge-offs	(30,379)	(10,259)	(40,638)
Recoveries (2)	8,139	2,748	10,887
Allowance at end of period	$148,856	$54,716	$203,572
Average total customer portfolio balance	$1,357,455	$143,245	$1,500,700

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include the principal amount collected during the period for previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

3.	Property and Equipment
Property and equipment consist of the following:

	Estimated	January 31,
(dollars in thousands)	Useful Lives	2020	2019
Land	—	$1,644	$4,130
Buildings	30 years	4,115	1,748
Leasehold improvements	5 to 15 years	285,524	246,404
Equipment and fixtures	3 to 5 years	92,634	78,562
Finance/Capital leases	3 to 20 years	8,032	9,646
Construction in progress	—	8,846	9,696
		400,795	350,186
Less accumulated depreciation		(227,764)	(201,203)
		$173,031	$148,983

Depreciation expense was approximately $36.8 million, $31.6 million and $30.8 million for the years ended January 31, 2020, 2019 and 2018, respectively. Construction in progress is comprised primarily of the construction of leasehold improvements related to unopened retail stores and internal-use software under development. Finance lease assets primarily include retail locations.

4.	Charges and Credits
Charges and credits consisted of the following:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Store and facility closure and relocation costs	$1,933	$—	$2,381
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation, a legal judgment and other legal matters	—	5,100	1,177
Indirect tax audit reserve	—	1,943	2,595
Employee severance and executive management transition costs	—	737	1,317
Write-off of capitalized software costs	1,209	—	5,861
	$3,142	$7,780	$13,331
During the year ended January 31, 2020, we recognized $3.2 million in impairments from the exiting of certain leases upon the relocation of three distribution centers into one facility. These facility closure costs were offset by a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters and a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system. During the year ended January 31, 2019, we recorded a contingency reserve related to a regulatory matter, a charge related to an increase in our indirect tax audit reserve, severance costs related to a change in the executive management team and costs related to a judgment in favor of TF LoanCo (“TFL”) requiring Conn’s to pay approximately $4.8 million to TFL related to a breach of contract lawsuit brought by the Company. During the year ended January 31, 2018, we incurred exit costs associated with reducing the square footage of a distribution center and consolidating our corporate headquarters, severance costs related to a change in the executive management team, a charge related to an increase in our indirect tax audit reserve, a loss from the write-off of previously capitalized costs for a software project that was abandoned during fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013, and contingency reserves related to legal matters.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Interest income and fees	$341,224	$325,136	$289,005
Insurance income	38,417	29,556	34,718
Other revenues	810	447	341
Total finance charges and other revenues	$380,451	$355,139	$324,064

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
For the years ended January 31, 2020, 2019 and 2018, interest income and fees reflected provisions for uncollectible interest of $64.1 million, $52.0 million and $44.8 million, respectively. The amount included in interest income and fees related to TDR accounts for the years ended January 31, 2020, 2019 and 2018 is $35.3 million, $27.2 million and $19.3 million, respectively.

6.	Debt and Financing Lease Obligations
Debt and finance lease obligations consisted of the following:

	January 31,
(in thousands)	2020	2019
Revolving Credit Facility	$29,100	$266,500
Senior Notes	227,000	227,000
2017-B VIE Asset-backed Class B Notes	—	98,297
2017-B VIE Asset-backed Class C Notes	59,655	78,640
2018-A VIE Asset-backed Class A Notes	34,112	105,971
2018-A VIE Asset-backed Class B Notes	20,572	63,908
2018-A VIE Asset-backed Class C Notes	20,572	63,908
2019-A VIE Asset-backed Class A Notes	76,241	—
2019-A VIE Asset-backed Class B Notes	64,750	—
2019-A VIE Asset-backed Class C Notes	62,510	—
2019-B VIE Asset-backed Class A Notes	265,810	—
2019-B VIE Asset-backed Class B Notes	85,540	—
2019-B VIE Asset-backed Class C Notes	83,270	—
Warehouse Notes	—	53,635
Financing lease obligations	5,209	5,075
Total debt and financing lease obligations	1,034,341	962,934
Less:
Discount on debt	(1,404)	(1,966)
Deferred debt issuance costs	(6,797)	(5,637)
Current maturities of long-term debt and financing lease obligations	(605)	(54,109)
Long-term debt and financing lease obligations	$1,025,535	$901,222
Future maturities of debt, excluding financing lease obligations, as of January 31, 2020 are as follows:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
Year Ended January 31,
2021	$—
2022	—
2023	391,011
2024	203,501
2025	434,620
Total	$1,029,132
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of January 31, 2020, $190.1 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The asset-backed notes outstanding as of January 31, 2020 consisted of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class C Notes	$78,640	$77,843	$59,655	12/20/2017	11/15/2022	5.95%	6.40%
2018-A Class A Notes	219,200	217,832	34,112	8/15/2018	1/17/2023	3.25%	4.82%
2018-A Class B Notes	69,550	69,020	20,572	8/15/2018	1/17/2023	4.65%	5.61%
2018-A Class C Notes	69,550	68,850	20,572	8/15/2018	1/17/2023	6.02%	6.98%
2019-A Class A Notes	254,530	253,026	76,241	4/24/2019	10/16/2023	3.40%	4.85%
2019-A Class B Notes	64,750	64,276	64,750	4/24/2019	10/16/2023	4.36%	5.14%
2019-A Class C Notes	62,510	61,898	62,510	4/24/2019	10/16/2023	5.29%	6.10%
2019-B Class A Notes	317,150	315,417	265,810	11/26/2019	6/17/2024	2.66%	3.63%
2019-B Class B Notes	85,540	84,916	85,540	11/26/2019	6/17/2024	3.62%	4.19%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	5.17%
Total	$1,304,690	$1,295,534	$773,032

(1)	After giving effect to debt issuance costs.

(2)	For the year ended January 31, 2020, and inclusive of the impact of changes in timing of actual and expected cash flows.
On November 26, 2019, the Company completed the issuance and sale of asset-backed notes at a face amount of $486.0 million secured by the transferred customer accounts receivables and restricted cash held by a VIE, which resulted in net proceeds to us of $482.8 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on June 17, 2024 and consist of $317.2 million of 2.66% Asset Backed Fixed Rate Notes, Class A, Series 2019-B, $85.5 million of 3.62% Asset Backed Fixed Rate Notes, Class B, Series 2019-B and $83.3 million of 4.60% Asset Backed Fixed Rate Notes, Class C, Series 2019-B.
On April 24, 2019, the Company completed the issuance and sale of asset-backed notes at a face amount of $381.8 million secured by the transferred customer accounts receivables and restricted cash held by a VIE, which resulted in net proceeds to us of $379.2 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on October 16, 2023 and consist of $254.5 million of 3.40% Asset Backed Fixed Rate Notes, Class A, Series 2019-A, $64.8 million of 4.36% Asset Backed Fixed Rate Notes, Class B, Series 2019-A and $62.5 million of 5.29% Asset Backed Fixed Rate Notes, Class C, Series 2019-A.
Revolving Credit Facility. On May 23, 2018, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into the Fourth Amended and Restated Loan and Security Agreement (the “Fourth Amendment”), dated as of October 30, 2015, with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (as amended, the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of May 23, 2022.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 6.4% for the year ended January 31, 2020.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2020, we had immediately available borrowing capacity of $416.8 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million. We also had $201.6 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and total eligible

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inventory balances. On March 18, 2020, the Company completed the borrowing of an additional $275.0 million under its $650.0 million Revolving Credit Facility, maturing in May 23, 2022. See Note 18, Subsequent Events, for additional details.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of January 31, 2020, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $308.6 million as a result of the Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at January 31, 2020. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at January 31, 2020 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	3.29:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	3.34:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.98:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.85:1.00	2.00:1.00
Capital Expenditures, net, must not exceed maximum	$32.4 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.

7.	Income Taxes
Deferred tax assets and liabilities consisted of the following:

	January 31,
(in thousands)	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$18,642	$22,637
Deferred rent	—	6,200
Deferred gains on sale-leaseback transactions	—	1,447
Deferred revenue	807	908
Indirect tax reserve	3,039	3,025
Inventories	1,796	1,711
Lease liability	81,241	—
Stock-based compensation	1,982	1,825
State net operating loss carryforwards	904	1,127
Other	2,614	3,093
Total deferred tax assets	111,025	41,973
Deferred tax liabilities:
Right-of-use asset	(54,492)	—
Vendor prepayments	(1,147)	(1,066)
Sales tax receivable	(4,842)	(4,155)
Property and equipment	(31,627)	(8,694)
Other	(318)	(523)
Total deferred tax liabilities	(92,426)	(14,438)
Net deferred tax asset	$18,599	$27,535

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our state net operating loss carryforwards begin to expire starting with fiscal year 2028. Realization of our deferred tax asset ultimately depends on the existence of sufficient taxable income, which may include future taxable income and tax planning strategies. Based on the weight of available evidence at January 31, 2020, we believe that it is more likely than not that we will generate sufficient taxable income to utilize our entire deferred tax asset prior to its expiration.
Provision for income taxes consisted of the following:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Current:
Federal	$9,215	$29,919	$(25,891)
State	1,611	2,308	1,184
Total current	10,826	32,227	(24,707)
Deferred:
Federal	7,590	(9,419)	49,536
State	(102)	121	342
Total deferred	7,488	(9,298)	49,878
Provision for income taxes	$18,314	$22,929	$25,171
A reconciliation of the provision (benefit) for income taxes at the U.S. federal statutory tax rate and the total tax provision for each of the periods presented in the statements of operations follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Income tax provision at U.S. federal statutory rate (1)	$15,607	$20,323	$10,696
State income taxes, net of federal benefit	2,011	2,068	1,910
Tax Act and other deferred tax adjustments	(910)	—	13,387
Provision to return adjustments	—	—	(1,142)
Employee benefits	1,873	1,096	—
Other	(267)	(558)	320
Provision for income taxes	$18,314	$22,929	$25,171

(1)
As a result of H.R. 1 originally known as the Tax Cuts and Jobs Act (the “Tax Act”), the Company recorded a $0.3 million current income tax benefit in the fourth quarter of fiscal year 2018 as a result of using a 33.81% blended statutory rate for fiscal year 2018 instead of the prior statutory rate of 35%.

Federal tax returns for fiscal years subsequent to January 31, 2016, remain subject to examination. Generally, state tax returns for fiscal years subsequent to January 31, 2016 remain subject to examination.
Changes in the balance of unrecognized tax benefits, including interest and penalties on uncertain tax positions, were as follows:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Balance at February 1	$(11,625)	$—	$—
Increases related to prior year tax positions	—	(12,084)	—
Decreases related to prior year tax positions	241	459	—
Balance at January 31	$(11,384)	$(11,625)	$—
As of January 31, 2020 and 2019, there are $3.5 million and $3.5 million, respectively of unrecognized tax benefits that if recognized would favorably affect the Company’s annual effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended January 31, 2020 and 2019, the Company recognized interest and penalties of approximately $0.7 million and $0.1 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases
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
Supplemental lease information is summarized below:

		January 31,
(in thousands)	Balance sheet classification	2020
Assets
Operating lease assets	Operating lease right-of-use assets	$242,457
Finance lease assets	Property and equipment, net	5,028
Total leased assets		$247,485
Liabilities
Operating (1)	Operating lease liability - current	$47,118
Finance	Current maturities of debt and finance lease obligations	605
Operating	Operating lease liability - non current	329,081
Finance	Long-term debt and finance lease obligations	4,604
Total lease liabilities		$381,408

(1)	Represents the gross operating lease liability before tenant improvement allowances. As of January 31, 2020, we had $11.7 million of tenant improvement allowances to be remitted by the landlord.

Lease Cost		Year Ended January 31,
(in thousands)	Income statement classification	2020
Operating lease costs (1)	Selling, general and administrative expense	$57,501
Impairment of ROU asset	Charges and credits	1,933
Total operating lease cost		$59,434

(1)	Includes short-term and variable lease costs, which are not significant.
Operating lease right-of-use assets (“ROU Assets”) and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Operating lease ROU Assets are regularly reviewed for impairment under the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall. For the years ended January 31, 2020, we recognized $1.9 million of impairments of ROU Assets on the consolidated statement of operations from the exiting of certain leases upon relocation of three of our distribution centers into one facility. See Note 4, Charges and Credits, for additional details.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional details regarding the Company’s leasing activities as a lessee are presented below:

Other Information	Year Ended January 31,
(dollars in thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$69,829
Weighted-average remaining lease term (in years)
Finance leases	11.2
Operating leases	7.1
Weighted-average discount rate
Finance leases	6.1%
Operating leases (1)	8.3%

(1)	Upon adoption of ASC 842, discount rates for existing operating leases were established as of February 1, 2019.
For the years ended January 31, 2020, 2019 and 2018, total rent expense was $58.1 million, $52.7 million and $51.4 million, respectively.
The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2020:

(in thousands)	Operating Leases	Finance Leases	Total
Year ending January 31,
2021	$75,906	$916	$76,822
2022	75,660	916	76,576
2023	73,880	661	74,541
2024	68,519	831	69,350
2025	58,024	551	58,575
Thereafter	147,181	3,448	150,629
Total undiscounted cash flows	499,170	7,323	506,493
Less: Interest	122,971	2,114	125,085
Total lease liabilities	$376,199	$5,209	$381,408

9.	Stock-Based Compensation
On May 25, 2016, our stockholders approved the Conn’s, Inc. 2016 Omnibus Incentive Plan (“2016 Plan”), which replaced our 2011 Omnibus Incentive Plan (“2011 Plan”) and our Amended and Restated 2003 Incentive Stock Option Plan (“2003 Plan”). The 2016 Plan, as originally adopted, provided for 1,200,000 shares of Company common stock available for issuance. Shares subject to an award under the 2016 Plan, the 2011 Plan or the 2003 Plan that lapse, expire, are forfeited or terminated, or are settled in cash will again become available for future grant under the 2016 Plan. Shares will not become available for future grant under the 2016 Plan if delivered or withheld to pay withholding taxes or the exercise price of an option or repurchased on the open market with the proceeds of an option exercise. On May 31, 2017, our shareholders approved an amendment to the 2016 Plan authorizing an additional 1,400,000 shares of Company common stock for awards. During fiscal year 2020, 795,998 shares forfeited under the 2003 Plan and 2011 Plan were determined to be available under the 2016 Plan for future issuance. This includes 790,161 shares forfeited in prior fiscal years but determined to be available under the 2016 Plan.
Our 2016 Plan is an equity-based compensation plan that allows for the grant of a variety of awards, including stock options, restricted stock awards, RSUs, PSUs, stock appreciation rights and performance and cash awards. Awards are generally granted once per year, with the amount and type of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). Stock options, RSUs and PSUs are subject to early termination provisions but generally vest over a period of four years from the date of grant. Stock options under the various plans are issued with exercise prices equal to the market value on the date of the grant and, typically, expire ten years after the date of grant.
In the event of a change in control of the Company, as defined in the 2016 Plan, the Board of Directors of the Company (“Board of Directors”) may cause some or all outstanding awards to fully or partially vest, either upon the change in control or upon a subsequent termination of employment or service, and may provide that any applicable performance criteria be deemed satisfied

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at the target or any other level. The Board of Directors may also cause outstanding awards to terminate in exchange for a cash or stock payment or to be substituted or assumed by the surviving corporation.
We also continue to maintain the 2003 Non-Employee Director Stock Option Plan and 2011 Non-Employee Director Restricted Stock Plan.
As of January 31, 2020, shares authorized for future issuance were: 1,396,632 under the 2016 Plan (which includes 795,998 shares from the 2003 Plan and 2011 Plan that were forfeited); 120,000 under the 2003 Non-Employee Director Stock Option Plan; and 48,991 under the 2011 Non-Employee Director Restricted Stock Plan.
Stock-Based Compensation Expense. Total stock-based compensation expense, recognized primarily in SG&A, from stock-based compensation consisted of the following:

	Year Ended January 31,
(in thousands)	2020	2019	2018
Stock options	$3,978	$3,414	$236
RSUs and PSUs	8,316	8,540	7,622
Employee stock purchase plan	256	263	220
Accelerated RSU expense charged to severance	—	—	602
	$12,550	$12,217	$8,680
During the years ended January 31, 2020, 2019, and 2018, we recognized tax benefits related to stock-based compensation of $1.4 million, $1.7 million and $1.7 million, respectively. As of January 31, 2020, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $13.2 million and is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of RSUs and stock options vested during fiscal years 2020, 2019 and 2018 was $8.4 million, $12.6 million and $6.0 million, respectively, based on the market price at the vesting date.
Stock Options. No stock options were awarded during fiscal year 2020 or 2018. During fiscal year 2019, 620,166 stock options were awarded with an exercise price of $32.35 per share. The stock options awarded vest in equal installments three and four years from the date of grant and expire ten years from the date of grant. The fair values of the stock options at grant date ranged from $20.00 to $21.67 per share. The fair values of the stock option awards were determined using the Black-Scholes option pricing model. The weighted-average assumptions for the option awards granted in fiscal year 2019 included expected volatility of 68%, an expected term of six to seven years and risk-free interest rate of 2.69%. No dividend yield was included in the weighted-average assumptions for the options awards granted in fiscal year 2019.
The following table summarizes the activity for outstanding stock options:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding, January 31, 2019	772,731	$28.49
Granted	—	$—
Exercised	(24,340)	$9.11
Forfeited and expired	(4,200)	$4.84
Outstanding, January 31, 2020	744,191	$29.73	7.7
Vested and expected to vest, January 31, 2020	744,191	$29.73	7.7
Exercisable, January 31, 2020	99,023	$16.03	5.3
During the years ended January 31, 2020, 2019 and 2018, the total intrinsic value of stock options exercised was $0.4 million, $0.4 million and $2.3 million, respectively. The aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable at January 31, 2020 was approximately $0.1 million. The total fair value of common stock options vested during fiscal years 2020, 2019 and 2018 was $0.3 million, $0.5 million and $0.9 million, respectively, based on the market price at the vesting date.
Restricted Stock Units. The restricted stock program consists of a combination of PSUs and RSUs. The number of PSUs issued under the program is dependent upon a measurement of earnings before interest, taxes, depreciation and amortization (“EBITDA”)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

target for the period identified in the grant, which is three years. In the event EBITDA exceeds the respective predefined target, shares for up to a maximum of 150% of the target award may be granted. In the event the EBITDA falls below the respective predefined target, a reduced number of shares may be granted. If the EBITDA falls below the respective threshold performance level, no shares will be granted. PSUs vest on predetermined schedules, which occur over three years. RSUs vest on a straight-line basis over their term, which is generally three to five years.
The following table summarizes the activity for RSUs and PSUs:

	Time-Based RSUs		Performance-Based RSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Total Number of Units
Balance, January 31, 2019	884,275	$18.73	467,000	$11.66	1,351,275
Granted	108,588	$19.68	33,894	$23.39	142,482
Vested and converted to common stock	(369,839)	$16.99	—	$—	(369,839)
Forfeited	(34,201)	$20.05	(7,000)	$11.60	(41,201)
Balance, January 31, 2020	588,823	$19.92	493,894	$12.47	1,082,717

The total fair value of restricted and performance shares vested during fiscal years 2020, 2019 and 2018 was $8.1 million, $12.1 million, and $5.1 million, respectively, based on the market price at the vesting date. The total fair value of restricted and performance shares granted during fiscal years 2020, 2019 and 2018 was $2.9 million, $7.6 million and $17.2 million, respectively.
Employee Stock Purchase Plan. Our Employee Stock Purchase Plan is available to our employees, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2020, 2019 and 2018, we issued 53,459, 34,922 and 57,937 shares of common stock, respectively, to employees participating in the plan, leaving 718,263 shares remaining reserved for future issuance under the plan as of January 31, 2020.

10.	Significant Vendors
As shown in the table below, a significant portion of our merchandise purchases were made from six vendors:

	Year Ended January 31,
	2020	2019	2018
Vendor A	33.6%	25.3%	27.6%
Vendor B	16.3	16.1	14.8
Vendor C	11.0	7.0	6.5
Vendor D	9.6	6.7	5.3
Vendor E	9.5	5.2	4.1
Vendor F	5.7	5.0	3.8
	85.7%	65.3%	62.1%
The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.

11.	Defined Contribution Plan
We have established a defined contribution 401(k) plan for eligible employees. Employees may contribute up to 50% of their eligible pretax compensation to the plan and we match 100% of the first 3% of the employees’ contributions and an additional 50% of the next 2% of the employees’ contributions. At our option, we may make supplemental contributions to the plan, but have not made such supplemental contributions in the past three years. The matching contributions made by us totaled $1.9 million, $1.4 million and $1.1 million during the years ended January 31, 2020, 2019 and 2018, respectively.

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
The Court previously had stayed the MicroCapital Action pending resolution of other outstanding litigation (In re Conn’s Inc. Sec. Litig., Cause No. 14-CV-00548 (S.D. Tex.) (the “Consolidated Securities Action”)), which was settled in October 2018. After that settlement, the stay was lifted, and the defendants filed a motion to dismiss plaintiff’s complaint in the MicroCapital Action on November 6, 2018. Briefing on the motion to dismiss was completed on January 16, 2019. On July 26, 2019, the magistrate judge to which defendants’ motion to dismiss had been assigned issued a report and recommendation, recommending that defendants’ motion to dismiss the complaint be granted in part and denied in part.  Both parties filed timely objections to that report and recommendation on August 9, 2019.  On September 25, 2019, the district court adopted the magistrate judge’s report and recommendation, which permitted MicroCapital to file an amended complaint, which MicroCapital filed on October 30, 2019. On November 8, 2019, the parties filed a joint discovery and case management plan, proposing various deadlines. Defendants filed their answer to the amended complaint on November 27, 2019. The parties are currently engaging in discovery.
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
On July 19, 2019, plaintiff filed an amended complaint. On August 13, 2019, the magistrate judge issued a new scheduling order, which permitted defendants to file a motion to dismiss the amended complaint on demand-futility grounds. That briefing was completed on October 15, 2019. On November 1, 2019, the magistrate judge heard argument on the motion to dismiss and postponed certain deadlines. On February 7, 2020, the judge issued a new scheduling order, again postponing deadlines and removing a trial date from the schedule. The motion to dismiss remains pending. As ordered by the court, the parties are engaging in discovery while the motion to dismiss is pending.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. We received a copy of the proposed amended petition on October 12, 2018, but the proposed amended petition has not yet been filed. The parties jointly requested a stay on this case pending resolution of the Original Derivative Action. This case remains stayed until at least June 19, 2020.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	January 31, 2020	January 31, 2019
Assets:
Restricted cash	$73,214	$57,475
Due from (due to) Conn’s, Inc., net	307	5,504
Customer accounts receivable:
Customer accounts receivable	838,210	538,826
Restructured accounts	147,971	135,834
Allowance for uncollectible accounts	(151,263)	(106,327)
Allowance for no-interest option credit programs	(12,445)	(8,047)
Deferred fees and origination costs	(8,255)	(5,321)
Total customer accounts receivable, net	814,218	554,965
Total assets	$887,739	$617,944
Liabilities:
Accrued expenses	$5,517	$3,939
Other liabilities	7,584	5,513
Short-term debt:
Warehouse Notes	—	53,635

Long-term debt:
2017-B Class B Notes	—	98,297
2017-B Class C Notes	59,655	78,640
2018-A Class A Notes	34,112	105,971
2018-A Class B Notes	20,572	63,908
2018-A Class C Notes	20,572	63,908
2019-A Class A Notes	76,241	—
2019-A Class B Notes	64,750	—
2019-A Class C Notes	62,510	—
2019-B Class A Notes	265,810	—
2019-B Class B Notes	85,540	—
2019-B Class C Notes	83,270	—
	773,032	410,724
Less deferred debt issuance costs	(4,911)	(2,731)
Total long-term debt	768,121	407,993
Total debt	768,121	461,628
Total liabilities	$781,222	$471,080
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of January 31, 2020, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Year Ended January 31, 2020
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$370,931	$—	$370,931
Home appliance	360,441	—	360,441
Consumer electronics	221,449	—	221,449
Home office	73,074	—	73,074
Other	16,529	—	16,529
Product sales	1,042,424	—	1,042,424
Repair service agreement commissions	106,997	—	106,997
Service revenues	13,814	—	13,814
Total net sales	1,163,235	—	1,163,235
Finance charges and other revenues	810	379,641	380,451
Total revenues	1,164,045	379,641	1,543,686
Costs and expenses:
Cost of goods sold	697,784	—	697,784
Selling, general and administrative expense (1)	346,108	156,916	503,024
Provision for bad debts	905	204,312	205,217
Charges and credits	1,933	1,209	3,142
Total costs and expenses	1,046,730	362,437	1,409,167
Operating income	117,315	17,204	134,519
Interest expense	—	59,107	59,107
Loss on extinguishment of debt	—	1,094	1,094
Income (loss) before income taxes	$117,315	$(42,997)	$74,318
Additional Disclosures:
Property and equipment additions	$62,244	$200	$62,444
Depreciation expense	$35,783	$1,058	$36,841
	January 31, 2020
(in thousands)	Retail	Credit	Total
Total assets	$641,812	$1,526,957	$2,168,769

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2019
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$382,975	$—	$382,975
Home appliance	332,609	—	332,609
Consumer electronics	262,088	—	262,088
Home office	86,260	—	86,260
Other	14,703	—	14,703
Product sales	1,078,635	—	1,078,635
Repair service agreement commissions	101,928	—	101,928
Service revenues	14,111	—	14,111
Total net sales	1,194,674	—	1,194,674
Finance charges and other revenues	447	354,692	355,139
Total revenues	1,195,121	354,692	1,549,813
Costs and expenses:
Cost of goods sold	702,135	—	702,135
Selling, general and administrative expense (1)	328,628	151,933	480,561
Provision for bad debts	1,009	197,073	198,082
Charges and credits	2,980	4,800	7,780
Total costs and expenses	1,034,752	353,806	1,388,558
Operating income	160,369	886	161,255
Interest expense	—	62,704	62,704
Loss on extinguishment of debt	—	1,773	1,773
Income (loss) before income taxes	$160,369	$(63,591)	$96,778
Additional Disclosures:
Property and equipment additions	$36,110	$1,384	$37,494
Depreciation expense	$30,739	$845	$31,584
	January 31, 2019
(in thousands)	Retail	Credit	Total
Total assets	$405,542	$1,479,365	$1,884,907

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2018
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$393,853	$—	$393,853
Home appliance	337,538	—	337,538
Consumer electronics	248,727	—	248,727
Home office	80,330	—	80,330
Other	17,426	—	17,426
Product sales	1,077,874	—	1,077,874
Repair service agreement commissions	100,383	—	100,383
Service revenues	13,710	—	13,710
Total net sales	1,191,967	—	1,191,967
Finance charges and other revenues	341	323,723	324,064
Total revenues	1,192,308	323,723	1,516,031
Costs and expenses:
Cost of goods sold	720,344	—	720,344
Selling, general and administrative expense (1)	316,325	134,088	450,413
Provision for bad debts	829	216,046	216,875
Charges and credits	13,331	—	13,331
Total costs and expenses	1,050,829	350,134	1,400,963
Operating income (loss)	141,479	(26,411)	115,068
Interest expense	—	80,160	80,160
Loss on extinguishment of debt	—	3,274	3,274
Income (loss) before income taxes	$141,479	$(109,845)	$31,634
Additional Disclosures:
Property and equipment additions	$21,285	$42	$21,327
Depreciation expense	$30,065	$741	$30,806
	January 31, 2018
(in thousands)	Retail	Credit	Total
Total assets	$344,327	$1,556,472	$1,900,799

(1)
For the years ended January 31, 2020, 2019 and 2018, the amount of overhead allocated to each segment reflected in SG&A was $30.0 million, $36.4 million and $27.6 million, respectively. For the years ended January 31, 2020, 2019 and 2018, the amount of reimbursement made to the retail segment by the credit segment was $39.1 million, $38.1 million and $37.4 million, respectively.

15.	Guarantor Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn’s, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of January 31, 2020 and 2019, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following financial information presents the Consolidated Balance Sheet, Statement of Operations, and Statement of Cash Flows for Conn’s, Inc. (the issuer of the Senior Notes), the Guarantors, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company’s investment accounts and operations. The consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) Guarantors,
(iii) Non-Guarantor Subsidiaries, and
(iv) the parent company and the subsidiaries on a consolidated basis at January 31, 2020 and 2019 (after the elimination of intercompany balances and transactions).
Consolidated Balance Sheets as of January 31, 2020

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,485	$—	$—	$5,485
Restricted cash	—	2,156	73,214	—	75,370
Customer accounts receivable, net of allowances	—	279,978	393,764	—	673,742
Other accounts receivable	—	68,753	—	—	68,753
Inventories	—	219,756	—	—	219,756
Other current assets	—	19,452	307	(3,999)	15,760
Total current assets	—	595,580	467,285	(3,999)	1,058,866
Investment in and advances to subsidiaries	832,980	106,517	—	(939,497)	—
Long-term portion of customer accounts receivable, net of allowance	—	243,307	420,454	—	663,761
Property and equipment, net	—	173,031	—	—	173,031
Operating lease right-of-use assets	—	242,457	—	—	242,457
Deferred income taxes	18,599	—	—	—	18,599
Other assets	—	12,055	—	—	12,055
Total assets	$851,579	$1,372,947	$887,739	$(943,496)	$2,168,769
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and financing lease obligations	$—	$605	$—	$—	$605
Accounts payable	—	48,554	—	—	48,554
Accrued expenses	686	60,886	5,517	(3,999)	63,090
Operating lease liability - current	—	35,390	—	—	35,390
Other current liabilities	—	10,416	4,215	—	14,631
Total current liabilities	686	155,851	9,732	(3,999)	162,270
Operating lease liability - non current	—	329,081	—	—	329,081
Long-term debt and financing lease obligations	223,713	33,701	768,121	—	1,025,535
Other long-term liabilities	—	21,334	3,369	—	24,703
Total liabilities	224,399	539,967	781,222	(3,999)	1,541,589
Total stockholders’ equity	627,180	832,980	106,517	(939,497)	627,180
Total liabilities and stockholders’ equity	$851,579	$1,372,947	$887,739	$(943,496)	$2,168,769
Deferred income taxes related to tax attributes of the Guarantors and Non-Guarantor Subsidiaries are reflected under Conn’s, Inc.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations for the year ended January 31, 2020

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,163,235	$—	$—	$1,163,235
Finance charges and other revenues	—	219,442	161,009	—	380,451
Servicing fee revenue	—	38,240	—	(38,240)	—
Total revenues	—	1,420,917	161,009	(38,240)	1,543,686
Costs and expenses:
Cost of goods sold	—	697,784	—	—	697,784
Selling, general and administrative expense	—	502,398	38,866	(38,240)	503,024
Provision for bad debts	—	128,230	76,987	—	205,217
Charges and credits	—	3,142	—	—	3,142
Total costs and expenses	—	1,331,554	115,853	(38,240)	1,409,167
Operating income	—	89,363	45,156	—	134,519
Interest expense	17,777	11,986	29,344	—	59,107
Loss on extinguishment of debt	—	1,094	—	—	1,094
Income (loss) before income taxes	(17,777)	76,283	15,812	—	74,318
Provision (benefit) for income taxes	(4,381)	18,798	3,897	—	18,314
Net income (loss)	(13,396)	57,485	11,915	—	56,004
Income from consolidated subsidiaries	69,399	11,915	—	(81,314)	—
Consolidated net income	$56,003	$69,400	$11,915	$(81,314)	$56,004

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows for the year ended January 31, 2020

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(988)	$366,536	$(285,482)	$—	$80,066
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(482,788)	482,788	—
Sale of customer accounts receivables	—	—	482,788	(482,788)	—
Purchase of property and equipment	—	(57,546)	—	—	(57,546)
Proceeds from asset dispositions	—	724	—	—	724
Investment in subsidiary	—	(66,290)	—	66,290	—
Net cash used in investing activities	—	(123,112)	—	66,290	(56,822)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	867,750	—	867,750
Payments on asset-backed notes	—	—	(505,442)	—	(505,442)
Borrowings from Revolving Credit Facility	—	1,625,440	—	—	1,625,440
Contribution from subsidiary	66,290	—	—	(66,290)	—
Payments on Revolving Credit Facility	—	(1,865,069)	—	—	(1,865,069)
Payments of debt issuance costs and amendment fees	—	(424)	(7,452)	—	(7,876)
Payments on warehouse facility	—	—	(53,635)	—	(53,635)
Proceeds from stock issued under employee benefit plans	988	—	—	—	988
Tax payments associated with equity-based compensation transactions	—	(2,216)	—	—	(2,216)
Payment for share repurchases	(66,290)	—	—	—	(66,290)
Other	—	(976)	—	—	(976)
Net cash provided by (used in) financing activities	988	(243,245)	301,221	(66,290)	(7,326)
Net change in cash, cash equivalents and restricted cash	—	179	15,739	—	15,918
Cash, cash equivalents and restricted cash, beginning of period	—	7,462	57,475	—	64,937
Cash, cash equivalents and restricted cash, end of period	$—	$7,641	$73,214	$—	$80,855

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of January 31, 2019

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,912	$—	$—	$5,912
Restricted cash	—	1,550	57,475	—	59,025
Customer accounts receivable, net of allowances	—	328,705	324,064	—	652,769
Other accounts receivable	—	67,078	—	—	67,078
Inventories	—	220,034	—	—	220,034
Other current assets	—	12,344	5,504	(8,272)	9,576
Total current assets	—	635,623	387,043	(8,272)	1,014,394
Investment in and advances to subsidiaries	815,524	146,864	—	(962,388)	—
Long-term portion of customer accounts receivable, net of allowance	—	455,443	230,901	—	686,344
Property and equipment, net	—	148,983	—	—	148,983
Deferred income taxes	27,535	—	—	—	27,535
Other assets	—	7,651	—	—	7,651
Total assets	$843,059	$1,394,564	$617,944	$(970,660)	$1,884,907
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of debt and financing lease obligations	$—	$474	$53,635	$—	$54,109
Accounts payable	—	71,118	—	—	71,118
Accrued expenses	686	88,478	3,939	(2,768)	90,335
Other current liabilities	—	24,918	2,592	(5,504)	22,006
Total current liabilities	686	184,988	60,166	(8,272)	237,568
Deferred rent	—	93,127	—	—	93,127
Long-term debt and financing lease obligations	222,398	270,831	407,993	—	901,222
Other long-term liabilities	—	30,094	2,921	—	33,015
Total liabilities	223,084	579,040	471,080	(8,272)	1,264,932
Total stockholders’ equity	619,975	815,524	146,864	(962,388)	619,975
Total liabilities and stockholders’ equity	$843,059	$1,394,564	$617,944	$(970,660)	$1,884,907

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Operations for the year ended January 31, 2019

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,194,674	$—	$—	$1,194,674
Finance charges and other revenues	—	193,583	161,556	—	355,139
Servicing fee revenue	—	40,947	—	(40,947)	—
Total revenues	—	1,429,204	161,556	(40,947)	1,549,813
Costs and expenses:
Cost of goods sold	—	702,135	—	—	702,135
Selling, general and administrative expense	—	479,995	41,513	(40,947)	480,561
Provision for bad debts	—	68,056	130,026	—	198,082
Charges and credits	—	7,780	—	—	7,780
Total costs and expenses	—	1,257,966	171,539	(40,947)	1,388,558
Operating income (loss)	—	171,238	(9,983)	—	161,255
Interest expense	17,782	12,498	32,424	—	62,704
Loss on extinguishment of debt	—	142	1,631	—	1,773
Income (loss) before income taxes	(17,782)	158,598	(44,038)	—	96,778
Provision (benefit) for income taxes	(4,213)	37,577	(10,435)	—	22,929
Net income (loss)	(13,569)	121,021	(33,603)	—	73,849
Income (loss) from consolidated subsidiaries	87,418	(33,603)	—	(53,815)	—
Consolidated net income (loss)	$73,849	$87,418	$(33,603)	$(53,815)	$73,849

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows for the year ended January 31, 2019

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,237)	$18,201	$134,837	$—	$151,801
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(525,846)	525,846	—
Sale of customer accounts receivables	—	—	525,846	(525,846)	—
Purchase of property and equipment	—	(32,814)	—	—	(32,814)
Net cash used in investing activities	—	(32,814)	—	—	(32,814)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	358,300	—	358,300
Payments on asset-backed notes	—	(169,443)	(570,432)	—	(739,875)
Borrowings from Revolving Credit Facility	—	1,836,822	—	—	1,836,822
Payments on Revolving Credit Facility	—	(1,647,322)	—	—	(1,647,322)
Borrowings from warehouse facility	—	—	173,286	—	173,286
Payments of debt issuance costs and amendment fees	—	(3,230)	(4,188)	—	(7,418)
Payments on warehouse facility	—	—	(119,650)	—	(119,650)
Proceeds from stock issued under employee benefit plans	1,237	—	—	—	1,237
Tax payments associated with equity-based compensation transactions	—	(3,342)	—	—	(3,342)
Payments from extinguishment of debt	—	(1,178)	—	—	(1,178)
Other	—	(1,068)	—	—	(1,068)
Net cash provided by (used in) financing activities	1,237	11,239	(162,684)	—	(150,208)
Net change in cash, cash equivalents and restricted cash	—	(3,374)	(27,847)	—	(31,221)
Cash, cash equivalents and restricted cash, beginning of period	—	10,836	85,322	—	96,158
Cash, cash equivalents and restricted cash, end of period	$—	$7,462	$57,475	$—	$64,937

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Operations for the year ended January 31, 2018.

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,191,967	$—	$—	$1,191,967
Finance charges and other revenues	—	173,539	150,525	—	324,064
Servicing fee revenue	—	63,372	—	(63,372)	—
Total revenues	—	1,428,878	150,525	(63,372)	1,516,031
Costs and expenses:
Cost of goods sold	—	720,344	—	—	720,344
Selling, general and administrative expense	—	460,698	53,087	(63,372)	450,413
Provision for bad debts	—	42,677	174,198	—	216,875
Charges and credits	—	13,331	—	—	13,331
Total costs and expenses	—	1,237,050	227,285	(63,372)	1,400,963
Operating income (loss)	—	191,828	(76,760)	—	115,068
Interest expense	17,772	15,978	46,410	—	80,160
Loss on extinguishment of debt	—	349	2,925	—	3,274
Income (loss) before income taxes	(17,772)	175,501	(126,095)	—	31,634
Provision (benefit) for income taxes	(14,141)	139,647	(100,335)	—	25,171
Net income (loss)	(3,631)	35,854	(25,760)	—	6,463
Income (loss) from consolidated subsidiaries	10,094	(25,760)	—	15,666	—
Consolidated net income (loss)	$6,463	$10,094	$(25,760)	$15,666	$6,463

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows for the year ended January 31, 2018.

(in thousands)	Conn’s, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,318)	$(925,182)	$979,022	$—	$50,522
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(1,112,903)	1,112,903	—
Sale of customer accounts receivables	—	1,112,903	—	(1,112,903)	—
Purchase of property and equipment	—	(16,918)	—	—	(16,918)
Proceeds from asset dispositions	—	—	—	—	—
Net cash provided by (used in) investing activities	—	1,095,985	(1,112,903)	—	(16,918)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,042,034	—	1,042,034
Payments on asset-backed notes	—	(77,104)	(922,923)	—	(1,000,027)
Borrowings from Revolving Credit Facility	—	1,717,012	—	—	1,717,012
Payments on Revolving Credit Facility	—	(1,817,512)	—	—	(1,817,512)
Payments of debt issuance costs and amendment fees	—	(3,268)	(10,606)	—	(13,874)
Proceeds from stock issued under employee benefit plans	3,318	—	—	—	3,318
Tax payments associated with equity-based compensation transactions	—	(1,182)	—	—	(1,182)
Payments from extinguishment of debt	—	(836)	—	—	(836)
Other	—	(643)	—	—	(643)
Net cash provided by (used in) financing activities	3,318	(183,533)	108,505	—	(71,710)
Net change in cash, cash equivalents and restricted cash	—	(12,730)	(25,376)	—	(38,106)
Cash, cash equivalents and restricted cash, beginning of period	—	23,566	110,698	—	134,264
Cash, cash equivalents and restricted cash, end of period	$—	$10,836	$85,322	$—	$96,158
16. Stockholders’ Equity
Share Repurchases. On May 30, 2019, we entered into a stock repurchase program pursuant to which we had the authorization to repurchase up to $75.0 million of our outstanding common stock. The stock repurchase program expires on May 30, 2020. For the year ended January 31, 2020, we repurchased 3,485,441 shares of our common stock at an average weighted cost per share of $19.02 for an aggregate amount of $66.3 million.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Information (Unaudited)
The following tables set forth certain quarterly financial data for the years ended January 31, 2020, 2019 and 2018 that have been prepared on a consistent basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair presentation, in all material respects, of the information shown:

(dollars in thousands, except per share amounts)	Fiscal Year 2020
	Quarter Ended
	April 30	July 31	Restated October 31 (1)	January 31
Revenues:
Retail Segment	$262,181	$306,265	$280,319	$315,280
Credit Segment	91,331	94,794	95,808	97,708
Total revenues	$353,512	$401,059	$376,127	$412,988
Percent of annual revenues	22.9%	26.0%	24.4%	26.7%
Costs and expenses:
Cost of goods sold	$157,228	$182,065	$170,453	$188,038
Operating income (loss):
Retail Segment	$25,897	$36,072	$19,598	$35,748
Credit Segment	13,122	5,702	10,706	(12,326)
Total operating income	$39,019	$41,774	$30,304	$23,422
Net income	$19,509	$19,974	$11,469	$5,052
Income per share
Basic (2)	$0.61	$0.64	$0.39	$0.18
Diluted (2)	$0.60	$0.62	$0.39	$0.17

(dollars in thousands, except per share amounts)	Fiscal Year 2019
	Quarter Ended
	April 30	July 31	October 31	January 31
Revenues:
Retail Segment	$275,770	$296,411	$284,053	$338,887
Credit Segment	82,617	88,209	89,771	94,095
Total revenues	$358,387	$384,620	$373,824	$432,982
Percent of annual revenues	23.1%	24.8%	24.1%	28.0%
Costs and expenses:
Cost of goods sold	$166,589	$173,627	$166,886	$195,033
Operating income (loss):
Retail Segment	$31,169	$39,238	$35,250	$54,712
Credit Segment	1,595	14	223	(946)
Total operating income	$32,764	$39,252	$35,473	$53,766
Net income	$12,732	$17,011	$14,630	$29,476
Income per share:
Basic (2)	$0.40	$0.54	$0.46	$0.93
Diluted (2)	$0.39	$0.53	$0.45	$0.91

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year 2018
(dollars in thousands, except per share amounts)	Quarter Ended
	April 30	July 31	October 31	January 31
Revenues:
Retail Segment	$279,365	$286,505	$291,903	$334,535
Credit Segment	76,461	80,142	81,269	85,851
Total revenues	$355,826	$366,647	$373,172	$420,386
Percent of annual revenues	23.5%	24.2%	24.6%	27.7%
Costs and expenses:
Cost of goods sold	$171,950	$172,306	$175,591	$200,497
Operating income (loss):
Retail Segment	$32,011	$31,299	$29,586	$48,583
Credit Segment	(11,829)	(2,107)	(8,733)	(3,742)
Total operating income	$20,182	$29,192	$20,853	$44,841
Net income (loss)	$(2,580)	$4,273	$1,569	$3,201
Income (loss) per share
Basic (2)	$(0.08)	$0.14	$0.05	$0.10
Diluted (2)	$(0.08)	$0.14	$0.05	$0.10

(1)	Quarterly information adjusted for the restatements noted below.

(2)	The sum of the quarterly earnings per share amounts may not equal the fiscal year amount due to rounding and use of weighted-average shares outstanding.
As a result of the operation of the Company’s internal controls over financial reporting in connection with the preparation of this Annual Report on Form 10-K, the Company’s management became aware that the Company’s historical condensed consolidated interim financial statements for the three and nine month periods ended October 31, 2019 (the “Non-Reliance Periods”) contained errors in its calculation and reporting of finance charges and other revenues and provision for bad debts resulting from an error in its allowance for bad debts and uncollectible interest related to the implementation of its new loan management system. The condensed consolidated cash flow statement for the nine month Non-Reliance Period was not impacted by the errors.
The correction of these errors reduces finance charges and other revenues in the condensed consolidated statements of income for the Non-Reliance Periods by $1.6 million and increases provision for bad debts for the Non-Reliance Periods by $3.3 million. Those changes have the following effects on the condensed consolidated balance sheets and the condensed consolidated statement of stockholders’ equity as of the end of the Non-Reliance Periods: customer accounts receivable, net of allowances, decreases by $4.9 million, income taxes receivable increases by $0.9 million and deferred income taxes increases by $0.3 million, resulting in a decrease in each of total assets, total stockholders’ equity and total liabilities and stockholders’ equity of approximately $3.7 million.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effects this restatement had on the reported condensed consolidated interim financial statements for the Non-Reliance Periods:

Statements of Income
(dollars in thousands, except per share amounts)	Three Months Ended October 31, 2019
	As Previously Reported	Q3 Corrections	Restated
Finance charges and other revenues	$97,586	$(1,581)	$96,005
Total revenues	377,708	(1,581)	376,127
Provision for bad debts	42,586	3,339	45,925
Operating income	35,224	(4,920)	30,304
Income before taxes	20,173	(4,920)	15,253
Net income	$15,143	$(3,674)	$11,469
Earnings per share:
Basic	$0.52	$(0.13)	$0.39
Diluted	$0.51	$(0.12)	$0.39

	Nine Months Ended October 31, 2019
	As Previously Reported	Q3 Corrections	Restated
Finance charges and other revenues	$284,116	$(1,581)	$282,535
Total revenues	1,132,279	(1,581)	1,130,698
Provision for bad debts	132,368	3,339	135,707
Operating income	116,017	(4,920)	111,097
Income before taxes	72,073	(4,920)	67,153
Net income	$54,626	$(3,674)	$50,952
Earnings per share:
Basic	$1.77	$(0.12)	$1.65
Diluted	$1.74	$(0.12)	$1.62

Balance Sheet
	October 31, 2019
	As Previously Reported	Q3 Corrections	Restated
Customer accounts receivable, net of allowances	$666,922	$(4,920)	$662,002
Income taxes receivable	1,688	912	2,600
Total current assets	$1,047,752	$(4,008)	$1,043,744
Deferred income taxes	22,908	334	23,242
Total assets	$2,156,825	$(3,674)	$2,153,151
Total stockholders’ equity	$630,377	$(3,674)	$626,703
Total liabilities and stockholders’ equity	$2,156,825	$(3,674)	$2,153,151

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Events
COVID-19. The COVID-19 outbreak in the United States has resulted in reduced customer traffic and the temporary reduction of operating hours for our stores as well as a limited number of temporary store closures where government mandated. In addition to the impact on store traffic, our credit business could be impacted if customers are unable to make timely payments on their Conn's credit accounts due to job loss, reduction of hours or furlough. These recent developments are expected to result in lower sales and gross margin. The situation is changing daily and there is significant uncertainty going forward.
On March 18, 2020, the Company completed the borrowing of an additional $275.0 million under its $650.0 million Revolving Credit Facility, maturing on May 23, 2022. As of the date of the borrowing, the Company had an immediately available remaining borrowing capacity of approximately $123.0 million under its Revolving Credit Facility. The Company increased its borrowings under the Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 outbreak. The proceeds from the incremental Revolving Credit Facility borrowings are currently being held on the Company’s balance sheet. The proceeds from the incremental Revolving Credit Facility borrowings may in the future be used for working capital, general corporate or other permitted purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)). Based on that assessment, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of certain individual control deficiencies in our information technology general controls (“ITGCs”) in the areas of user access and program change management related to the implementation of certain new financially significant applications that, when viewed in combination, aggregated to the material weakness described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Changes in Internal Controls Over Financial Reporting
Except for the material weakness identified, there have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management (under the supervision and with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment and those criteria, management believes that, as of January 31, 2020, our internal controls over financial reporting were not effective due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As part of our assessment of the effectiveness of our internal control over financial reporting as of January 31, 2020, management identified certain individual control deficiencies related to our ITGCs in the areas of user access and program change management related to the implementation of certain new financially significant applications that, when viewed in combination, aggregated to a material weakness. Specifically, management determined that we did not maintain effective controls over user access to and related changes to IT programs and data for these newly implemented financially significant applications, and, as a result, the effective functioning of certain process-level automated and IT-dependent controls was compromised. Other than in connection with the restatement of the Company’s condensed consolidated interim financial statements for the Non-Reliance Periods described in Note 17. Quarterly Information (Unaudited) to the Consolidated Financial Statements, the material weakness did not result in any financial statement modifications.
The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Remediation Plan
Management has been taking actions to remediate the deficiencies that, in combination, resulted in the material weakness and to improve the design and effectiveness of our ITGCs. The remediation actions include the following:

•	Expanding the management and governance over IT system controls.

•	Implementing enhanced process controls around internal user access management including provisioning, removal, and periodic review.

•	Further restricting privileged access and improving segregation of duties within IT environments based on roles and responsibilities.

We have substantially completed the remediation activities as of the date of this report and believe that we have strengthened our ITGCs to address the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation process as early as practicable in fiscal year 2021.

Conn’s, Inc.
The Woodlands, Texas
April 14, 2020

/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer

/s/ Norman Miller
Norman Miller
Chief Executive Officer and President

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Conn’s, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives in the control criteria, Conn’s, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in information technology general controls in the areas of user access and program change management related to the implementation of certain new financially significant applications.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2020, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal year 2020 consolidated financial statements, and this report does not affect our report dated April 14, 2020, which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Houston, Texas
April 14, 2020

ITEM 9B.	OTHER INFORMATION.
During the course of our assessment of the effectiveness of our internal controls over financial reporting described in Item 9A, which assessment ultimately resulted in the determination by our management that our internal controls over financial reporting were not effective due to a material weakness, and in the restatement of our historical condensed consolidated interim financial statements for the three and nine month periods ended October 31, 2019, the Company accepted the resignation of Mr. John Davis, President, Credit and Collections, effective March 27, 2020. Following his resignation, on April 14, 2020, Mr. Davis entered into a Master Services Agreement for Professional Services (the “MSA”) with the Company whereby Mr. Davis will serve as a consultant providing transition services through October 1, 2020, at the rate of $12,800 per month.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2020 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2020 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2020 Annual Meeting of Stockholders.

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
3.1
Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Second Amended and Restated Bylaws of Conn’s, Inc. effective as of November 27, 2018 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2018 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2018)

4.1
Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Indenture, dated as of July 1, 2014, by and among Conn’s, Inc., as issuer, the several guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.2.1
First Supplemental Indenture, dated September 10, 2015, by and among Conn’s, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.9 to Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

4.2.2
Second Supplemental Indenture, dated October 30, 2015, by and among Conn’s Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

4.2.3
Form of 7.250% Senior Notes due 2022 (incorporated herein by reference to Exhibit A to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.3
Base Indenture, dated as of December 20, 2017, by and between Conn’s Receivables Funding 2017-B, LLC and Wilmington Trust, NA, as Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 26, 2017)

4.3.1
Series 2017-B Supplement to the Base Indenture, dated as of December 20, 2017, by and between Conn’s Receivables Funding 2017-B, LLC and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 26, 2017)

4.4
Base Indenture, dated as of August 15, 2018, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

4.4.1
Series 2018-A Supplement to the Base Indenture, dated as of August 15, 2018, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

4.5
Base Indenture, dated as of April 24, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

4.5.1
Series 2019-A Supplement to the Base Indenture, dated as of April 24, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

4.6
Base Indenture, dated as of November 26, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

4.6.1
Series 2019-B Supplement to the Base Indenture, dated as of November 26, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

4.7	Description of Registrant’s Securities (filed herewith)
* 10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.1.1
Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

* 10.1.2
Form of Stock Option Agreement under the Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.2 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.2
2011 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) filed the Securities and Exchange Commission on May 26, 2011)

* 10.2.1
Form of Restricted Stock Award Agreement under the 2011 Employee Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

* 10.3
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.3.1
Form of Stock Option Agreement under the 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2.1 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.4
2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.2 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.1
First Amendment to 2011 Non-Employee Director Restricted Stock Plan effective August 27, 2013 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.2
Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.3
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.4
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

*10.4.5
Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.6
Revised Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

* 10.5
2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 (File No. 333-211584) as filed with the Securities and Exchange Commission on May 25, 2016)

*10.5.1
Amended 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A to Conn’s, Inc. Definitive Proxy Statement on Schedule 14A (File No. 001-34956) as filed with the Securities and Exchange Commission on April 17, 2017)

*10.5.2
Form of Restricted Stock Unit Award Agreement (Time-based and Performance-based Vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.3
Form of Restricted Stock Unit Award Agreement (Time-based vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.4
Form of Performance-Based Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.3 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

*10.5.5
Form of Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.4 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

* 10.6
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.7
Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.8
Executive Severance Agreement by and between Norman Miller and Conn’s Inc., dated as of September 7, 2015 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

*10.8.1
Letter Agreement from Conn’s, Inc. to Norman L. Miller, dated as of January 2, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 6, 2017)

*10.9
Offer of employment from Conn’s Inc. to Lee A. Wright, dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.9.1
Executive Severance Agreement by and between Lee A. Wright and Conn’s Inc., dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.10
Offer of employment from Conn’s Inc. to George Bchara, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 14, 2016)

*10.11
Executive Severance Agreement by and between Rodney Lastinger and Conn’s Inc., dated as of June 3, 2019 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 001-34956) filed with the Securities and Exchange Commission on September 3, 2019)

*10.12
Executive Severance Plan (incorporated herein by reference to Exhibit 10.14 to Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

10.13
Fourth Amended and Restated Loan and Security Agreement, dated May 23, 2018, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on May 24, 2018)

10.14
Omnibus Amendment and Reaffirmation of Existing Ancillary Documents, dated as of October 30, 2015, by and among Conn’s Inc., Conn Appliances, Inc., Conn Credit I, LP, and Conn Credit Corporation, Inc., the guarantors party thereto and Bank of America, N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

10.15
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.16
Note Purchase Agreement, dated December 12, 2017, by and among Conn’s Inc., Conn’s Receivables Funding 2017-B, LLC, Conn Appliances, Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities LLC, MUFG Securities Americas Inc. and Deutsche Bank Securities Inc., as initial purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.17
First Receivables Purchase Agreement, dated December 20, 2017, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.18
Second Receivables Purchase Agreement, dated December 20, 2017, by and between Conn Credit I, L.P. and Conn Appliances Receivables Fund, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.19
Purchase and Sale Agreement, dated December 20, 2017 by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2017-B Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.20
Servicing Agreement dated as of December 20, 2017, among Conn’s Receivables Funding 2017-B, LLC, Conn’s Receivables 2017-B Trust, Conn Appliances, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.21
First Receivables Purchase Agreement, dated August 15, 2018, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.22
Second Receivables Purchase Agreement, dated August 15, 2018, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.23
Purchase and Sale Agreement, dated August 15, 2018, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.24
Servicing Agreement dated as of August 15, 2018, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.25
First Receivables Purchase Agreement, dated April 24, 2019, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.26
Second Receivables Purchase Agreement, dated April 24, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.27
Purchase and Sale Agreement, dated April 24, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.28
Servicing Agreement dated as of April 24, 2019, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.29
Note Purchase Agreement, dated November 19, 2019, by and among Conn Appliances, Inc., Conn’s Receivables Funding 2019-B, LLC, Conn Appliances Receivables Funding, LLC, Conn’s, Inc. and the Initial Purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 22, 2019)

10.30
First Receivables Purchase Agreement, dated November 26, 2019, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.31
Second Receivables Purchase Agreement, dated November 26, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.32
Purchase and Sale Agreement, dated November 26, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.33
Servicing Agreement dated as of November 26, 2019, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.34
Third Omnibus Amendment, dated as of February 6, 2018, among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Credit Suisse AG, New York Branch, Conn’s Receivables Warehouse Trust, Conn Appliances Receivables Funding, LLC, Credit Suisse AG, Cayman Islands Branch and Conn Credit I, LP. (incorporated herein by reference to Exhibit 10.1 to Form 8-K/A (File No. 001-34956) as filed with the Securities and Exchange Commission on February 13, 2018)

10.35
Fourth Omnibus Amendment, dated as of July 9, 2018, among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Credit Suisse AG, New York Branch, Conn’s Receivables Warehouse Trust, Conn Appliances Receivables Funding, LLC, Credit Suisse AG, Cayman Islands Branch and Conn Credit I, LP (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 12, 2018).

21	Subsidiaries of Conn’s, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101
The following financial information from our Annual Report on Form 10-K for the annual period ended January 31, 2020, filed with the SEC on April 14, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets as of January 31, 2020 and 2019, (ii) consolidated statements of operations for the fiscal years ended January 31, 2020, 2019 and 2018, (iii) consolidated statements of comprehensive income for the fiscal years ended January 31, 2020, 2019 and 2018, (iv) consolidated statements of stockholders’ equity for the fiscal years ended January 31, 2020, 2019 and 2018, (v) consolidated statements of cash flows for the fiscal years ended January 31, 2020, 2019 and 2018, and (vi) notes to consolidated financial statements

* Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONN’S, INC.
(Registrant)

	By:	/s/ Norman Miller
Date:		Norman Miller
April 14, 2020		Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman Miller
Norman Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 14, 2020

/s/ George L. Bchara
George L. Bchara	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 14, 2020

/s/ Ryan R. Nelson
Ryan R. Nelson	Chief Accounting Officer (Principal Accounting Officer)	April 14, 2020

/s/ Kelly M. Malson
Kelly M. Malson	Director	April 14, 2020

/s/ Bob L. Martin
Bob L. Martin	Director	April 14, 2020

/s/ William E. Saunders Jr.
William E. Saunders Jr.	Director	April 14, 2020

/s/ Douglas H. Martin
Douglas H. Martin	Director	April 14, 2020

/s/ David Schofman
David Schofman	Director	April 14, 2020

/s/ James Haworth
James Haworth	Director	April 14, 2020

/s/ Oded Shein
Oded Shein	Director	April 14, 2020

Sue Gove	Director	April 14, 2020