Form 10-Q
period 2020-04-30
CONNS INC
filed 2020-06-09
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 28, 2020:

Class	Outstanding
Common stock, $0.01 par value per share	29,020,752

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2020

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	April 30, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$287,337	$5,485
Restricted cash (includes VIE balances of $71,188 and $73,214, respectively)	73,455	75,370
Customer accounts receivable, net of allowances (includes VIE balances of $288,330 and $393,764, respectively)	548,169	673,742
Other accounts receivable	52,864	68,753
Inventories	204,923	219,756
Income taxes receivable	22,397	4,315
Prepaid expenses and other current assets	7,725	11,445
Total current assets	1,196,870	1,058,866
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $252,013 and $420,454, respectively)	530,385	663,761
Property and equipment, net	186,655	173,031
Operating lease right-of-use assets	264,230	242,457
Deferred income taxes	46,746	18,599
Other assets	12,400	12,055
Total assets	$2,237,286	$2,168,769
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$772	$605
Accounts payable	61,437	48,554
Accrued compensation and related expenses	10,066	10,795
Accrued expenses	65,329	52,295
Operating lease liability - current	31,367	35,390
Income taxes payable	3,187	2,394
Deferred revenues and other credits	13,221	12,237
Total current liabilities	185,379	162,270
Operating lease liability - non current	355,868	329,081
Long-term debt and finance lease obligations (includes VIE balances of $607,920 and $768,121, respectively)	1,172,987	1,025,535
Other long-term liabilities	27,243	24,703
Total liabilities	1,741,477	1,541,589
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,493,973 and 32,125,055 shares issued, respectively)	325	321
Treasury stock (at cost; 3,485,441 shares and 3,485,441 shares, respectively)	(66,290)	(66,290)
Additional paid-in capital	123,831	122,513
Retained earnings	437,943	570,636
Total stockholders’ equity	495,809	627,180
Total liabilities and stockholders’ equity	$2,237,286	$2,168,769
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2020	2019
Revenues:
Product sales	$207,198	$234,445
Repair service agreement commissions	20,101	24,024
Service revenues	3,031	3,510
Total net sales	230,330	261,979
Finance charges and other revenues	86,830	91,533
Total revenues	317,160	353,512
Costs and expenses:
Cost of goods sold	147,014	157,228
Selling, general and administrative expense	113,007	117,914
Provision for bad debts	117,326	40,046
Charges and credits	2,055	(695)
Total costs and expenses	379,402	314,493
Operating income (loss)	(62,242)	39,019
Interest expense	14,993	14,497
Income (loss) before income taxes	(77,235)	24,522
Provision (benefit) for income taxes	(21,033)	5,013
Net income (loss)	$(56,202)	$19,509
Income (loss) per share:
Basic	$(1.95)	$0.61
Diluted	$(1.95)	$0.60
Weighted average common shares outstanding:
Basic	28,822,396	31,882,003
Diluted	28,822,396	32,443,884
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2020	32,125,055	$321	$122,513	$570,636	(3,485,441)	$(66,290)	$627,180
Adoption of ASU 2016-13	—	—	—	(76,491)	—	—	(76,491)
Exercise of options and vesting of restricted stock, net of withholding tax	321,468	3	(1,288)	—	—	—	(1,285)
Issuance of common stock under Employee Stock Purchase Plan	47,450	1	176	—	—	—	177
Stock-based compensation	—	—	2,430	—	—	—	2,430
Net loss	—	—	—	(56,202)	—	—	(56,202)
Balance April 30, 2020	32,493,973	$325	$123,831	$437,943	(3,485,441)	$(66,290)	$495,809

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2019	31,788,162	$318	$111,185	$508,472	—	$—	$619,975
Adoption of ASU 2016-02	—	—	—	6,160	—	—	6,160
Exercise of options and vesting of restricted stock, net of withholding tax	136,206	1	(1,241)	—	—	—	(1,240)
Issuance of common stock under Employee Stock Purchase Plan	12,158	—	198	—	—	—	198
Stock-based compensation	—	—	3,217	—	—	—	3,217
Net income	—	—	—	19,509	—	—	19,509
Balance April 30, 2019	31,936,526	$319	$113,359	$534,141	—	$—	$647,819
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(56,202)	$19,509
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	9,817	8,852
Change in right-of-use asset	7,534	6,739
Amortization of debt issuance costs	2,049	1,773
Provision for bad debts and uncollectible interest	137,456	52,330
Stock-based compensation expense	2,430	3,217
Charges, net of credits	2,055	(695)
Deferred income taxes	(5,975)	1,224
Tenant improvement allowances received from landlords	3,969	4,807
Change in operating assets and liabilities:
Customer accounts receivable	22,999	(8,352)
Other accounts receivables	15,722	1,500
Inventories	14,833	6,932
Other assets	2,985	(7,164)
Accounts payable	12,884	(13,852)
Accrued expenses	4,258	(11,149)
Operating leases	(10,514)	(4,499)
Income taxes	(14,748)	(12,212)
Deferred revenues and other credits	972	700
Net cash provided by operating activities	152,524	49,660
Cash flows from investing activities:
Purchases of property and equipment	(16,682)	(13,119)
Net cash used in investing activities	(16,682)	(13,119)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	381,790
Payments on asset-backed notes	(161,534)	(95,214)
Borrowings under revolving credit facility	591,424	323,138
Payments on revolving credit facility	(284,524)	(589,638)
Payments on warehouse facility	—	(28,951)
Payments of debt issuance costs and amendment fees	(4)	(3,442)
Proceeds from stock issued under employee benefit plans	177	403
Tax payments associated with equity-based compensation transactions	(1,285)	(1,454)
Other	(159)	(300)
Net cash provided by (used in) financing activities	144,095	(13,668)
Net change in cash, cash equivalents and restricted cash	279,937	22,873
Cash, cash equivalents and restricted cash, beginning of period	80,855	64,937
Cash, cash equivalents and restricted cash, end of period	$360,792	$87,810
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$757	$436
Right-of-use assets obtained in exchange for new operating lease liabilities	$38,239	$22,030
Property and equipment purchases not yet paid	$11,965	$5,594
Supplemental cash flow data:
Cash interest paid	$8,608	$8,605
Cash income taxes paid (refunded), net	$(310)	$15,999
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
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Conn’s, Inc. and its wholly-owned subsidiaries, including its Variable Interest Entities (“VIEs”), have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practice for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 31, 2020 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the “2020 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on April 14, 2020.
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
Refer to Note 5, Debt and Financing Lease Obligations, and Note 7, Variable Interest Entities, for additional information.
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
Cash and Cash Equivalents. As of April 30, 2020 and January 31, 2020, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $4.4 million and $4.0 million as of April 30, 2020 and January 31, 2020, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of April 30, 2020 and January 31, 2020 includes $57.6 million and $59.7 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $13.9 million and $13.9 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
Customer Accounts Receivable. Customer accounts receivable reported in the Condensed Consolidated Balance Sheet includes total receivables managed, including both those transferred to the VIEs and those not transferred to the VIEs. Customer accounts receivable are recognized at the time the customer takes possession of the product. As discussed in more detail below, Recent Accounting Pronouncements Adopted, effective February 1, 2020 the Company adopted ASC 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the newly adopted standard, expected lifetime losses on customer accounts receivable are recognized upon origination through an allowance for credit losses account that is deducted from the customer account receivable balance and presented net. Customer accounts receivable include the net of unamortized deferred fees charged to customers and origination costs. Customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Accounts that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts along with interest accrued subsequent to the last payment.
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
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented two short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $50.5 million as of April 30, 2020.
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At April 30, 2020 and January 31, 2020, there was $10.4 million and $10.6 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At April 30, 2020 and January 31, 2020, the carrying value of customer accounts receivable in non-accrual status was $14.8 million and $12.5 million, respectively. At April 30, 2020 and January 31, 2020, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $153.3 million and $132.7 million, respectively. At April 30, 2020 and January 31, 2020, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $11.4 million and $12.1 million, respectively, were included within the customer receivables balance carried in non-accrual status.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $3.2 million and $3.5 million as of April 30, 2020 and January 31, 2020, respectively.
Income Taxes. For the three months ended April 30, 2020 and 2019, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2021 and 2020 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the three months ended April 30, 2020 and 2019, the effective tax rate was 27.2% and 20.4%, respectively. The primary factor affecting the increase in our effective tax rate for the three months ended April 30, 2020 was the impact of the tax loss carryback provisions of the CARES Act.
Stock-based Compensation. During the three months ended April 30, 2020, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of $7.2 million. The PSUs will vest after the Company’s fiscal year 2024, if at all, upon certification by the compensation committee of the satisfaction of certain total shareholder return conditions over the three fiscal years commencing with the Company’s fiscal year 2021. The majority of the RSUs will vest, if at all, over periods of three to four years from the date of grant.
Stock-based compensation expense is recorded, net of estimated forfeitures, for share-based compensation awards over the requisite service period using the straight-line method. An adjustment is made to compensation cost for any difference between the estimated forfeitures and the actual forfeitures related to the awards. For equity-classified share-based compensation awards, expense is recognized based on the grant-date fair value. For equity-classified share-based compensation awards, expense is recognized based on the grant-date fair value. For stock option grants, we use the Black-Scholes model to determine fair value. For grants of restricted stock units, the fair value of the grant is the market value of our stock at the date of issuance. For grants of performance-based restricted stock units, the fair value is the market value of our stock at the date of issuance adjusted for the market condition using a Monte Carlo model.
The following table sets forth the RSUs and PSUs granted during the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
	2020	2019
RSUs (1)	520,421	3,429
PSUs (2)	270,828	—
Total stock awards granted	791,249	3,429
Aggregate grant date fair value (in thousands)	$7,207	$71

(1)	The majority of RSUs issued during the three months ended April 30, 2020 and 2019 are scheduled to vest ratably over periods of three to four years from the date of grant.

(2)
The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the three months ended April 30, 2020 included expected volatility of 60.0%, an expected term of 3 years and risk-free interest rate of 1.42%.  No dividend yield was included in the weighted-average assumptions for the PSUs granted during the three months ended April 30, 2020.

For the three months ended April 30, 2020 and 2019, stock-based compensation expense was $2.4 million and $3.2 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (loss) per Share. Basic earnings (loss) per share for a particular period is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effects of any stock options, RSUs and PSUs, which are calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended April 30,
(in thousands)	2020	2019
Weighted-average common shares outstanding - Basic	28,822,396	31,882,003
Dilutive effect of stock options, PSUs and RSUs	—	561,881
Weighted-average common shares outstanding - Diluted	28,822,396	32,443,884
For the three months ended April 30, 2020 and 2019, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 1,832,902 and 859,970, respectively.
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At April 30, 2020, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $155.6 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At April 30, 2020, the fair value of the asset backed notes was $553.9 million as compared to the carrying value of $611.5 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the three months ended April 30, 2020, we recognized $1.2 million of revenue for customer deposits deferred as of January 31, 2020. During the three months ended April 30, 2020, we recognized $1.1 million of revenue for RSA administrative fees deferred as of January 31, 2020.
Leases. In response to the COVID-19 pandemic, during the three months ended April 30, 2020, we began renegotiating our leases as a means of preserving liquidity. On April 10, 2020 the Financial Accounting Standards Board (“FASB”) issued guidance for lease concessions entered into in response to the COVID-19 pandemic that allows lessees to make an election not to evaluate

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

whether a lease concession provided by a lessor should be accounted for as a lease modification if it does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected to apply this allowance to our COVID-19 lease concessions. As a result, for the three months ended April 30, 2020, there were no material modifications to our leases.
Recent Accounting Pronouncements Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. Under the new guidance entities must reserve an allowance for expected credit losses over the life of the loan. The measurement of expected credit losses is applicable to financial assets measured at amortized cost. The allowance for credit losses is a valuation account that is deducted from the customer account receivable’s amortized cost basis to present the net amount expected to be collected. Customer receivables are charged off against the allowance when management deems an account to be uncollectible. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2019-04 requires that the current estimate of recoveries are included in the allowance for credit losses.
Effective February 1, 2020, the Company adopted ASU 2016-13 and ASU 2019-04 using the modified retrospective approach. The Company has reviewed its entire portfolio of assets recognized on the balance sheet as of January 31, 2020 and identified Customer Accounts Receivables as the materially impacted asset in-scope of ASC 326. The risk of credit losses from the remaining portfolio of assets was concluded to be immaterial. Upon adoption of ASC 326 the Company recorded a net decrease to retained earnings of $76.5 million as of February 1, 2020. Results for reporting periods prior to February 1, 2020 are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies under previously applicable GAAP.
The allowance for credit losses is measured on a collective (pool) basis where similar risk characteristics exist. Upon adoption of ASC 326, the Company elected to maintain the pools of customer accounts receivable that were previously accounted for under ASC 310 (Non-TDR Non-Reaged, Non-TDR Reaged, and TDR). These pools were segmented based on shared risk attributes, which include the borrower’s FICO score, product class, length of customer relationship and delinquency status. The allowance for credit losses was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. Changes to the allowance for credit losses after adoption are recorded through provision expense.
We have elected to use a risk-based, pool-level segmentation framework to calculate the expected loss rate. This framework is based on our historical gross charge-off history. In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries, including cash payments from customers, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance and repair service agreement (“RSA”) policies are also considered. We also consider forward-looking economic forecasts based on a statistical analysis of economic factors (specifically, forecast of unemployment rates over the reasonable and supportable forecasting period). To the extent that situations and trends arise which are not captured in our model, management will layer on additional qualitative adjustments.
Pursuant to ASC 326 requirements, the Company has initially determined a 24-month reasonable and supportable forecast period for the Customer Accounts Receivable portfolio. We estimate losses beyond the 24-month forecast period based on historic loss rates experienced over the life of our historic loan portfolio by loan pool type. We will revisit our measurement methodology and assumption annually, or more frequently if circumstances warrant.
The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as a result of the adoption of ASC 326 were as follows:

	Impact of Adoption of ASC 326
(in thousands)	Balance at January 31, 2020	Adjustments due to ASC 326	Balance at February 1, 2020
Assets
Customer accounts receivable	$673,742	$(49,701)	$624,041
Long-term portion of customer accounts receivable	663,761	(48,962)	614,799
Deferred Income Taxes	18,599	22,172	40,771
Stockholders’ Equity
Retained Earnings	$570,636	$(76,491)	$494,145

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes due to Securities and Exchange Commission Regulation S-X Rules 13-01 and 13-02. In March 2020, the Securities and Exchange Commission (“SEC”) amended Regulation S-X to create Rules 13-01 and 13-02. These new rules reduce and simplify financial disclosure requirements for issuers and guarantors of registered debt offerings. Previously, with limited exceptions, a parent entity was required to provide detailed disclosures with regard to guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the new regulations, disclosure exceptions have been expanded and required disclosures may be provided within the Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations rather than in the notes to the financial statements. Further, summarized guarantor balance sheet and income statements are permitted, with the requirement to provide guarantor cash flow statements eliminated. Summarized guarantor financial statements only need be disclosed for the current fiscal year rather than all years presented in the financial statements as was previously required. The guidance will become effective for filings on or after January 4, 2021, with early adoption permitted.
The Company has elected to early adopt the new regulations as of and for the three months ended April 30, 2020. Our summarized guarantor financial statements are now presented in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	April 30, 2020	January 31, 2020
Customer accounts receivable (1)	$1,499,965	$1,602,037
Deferred fees and origination costs, net	(14,950)	(15,746)
Allowance for no-interest option credit programs	(13,208)	(14,984)
Allowance for uncollectible interest	(29,305)	(23,662)
Carrying value of customer accounts receivable	1,442,502	1,547,645
Allowance for credit losses (2)	(363,948)	(210,142)
Carrying value of customer accounts receivable, net of allowance for credit losses	1,078,554	1,337,503
Short-term portion of customer accounts receivable, net	(548,169)	(673,742)
Long-term customer accounts receivable, net	$530,385	$663,761

	Carrying Value
(in thousands)	April 30, 2020	January 31, 2020
Customer accounts receivable 60+ days past due (3)	$192,501	$193,797
Re-aged customer accounts receivable (4)	465,820	455,704
Restructured customer accounts receivable (5)	224,081	211,857

(1)
As of April 30, 2020 and January 31, 2020, the customer accounts receivable balance included $42.5 million and $43.7 million, respectively, in interest receivable. Net of the allowance for uncollectible interest, interest receivable outstanding as of April 30, 2020 and January 31, 2020 was $13.2 million and $20.0 million, respectively.

(2)
Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of April 30, 2020, which incorporated the estimated potential impact that the global outbreak COVID-19 may have on the U.S. economy. Our forecast utilized economic projections from a major rating service reflecting an increase in unemployment with some offsetting benefits related to the positive impacts of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  As a result, our allowance for loan loss increased $65.5 million for the three months ended April 30, 2020. The allowance for credit losses as of January 31, 2020 is based on an incurred loss model, which reserves for expected credit losses over the next twelve months.

(3)
As of April 30, 2020 and January 31, 2020, the carrying value of customer accounts receivable past due one day or greater was $441.0 million and $527.0 million, respectively. These amounts include the 60+ days past due balances shown above.

(4)	The re-aged carrying value as of April 30, 2020 and January 31, 2020 includes $123.7 million and $131.4 million in carrying value that are both 60+ days past due and re-aged.

(5)	The restructured carrying value as of April 30, 2020 and January 31, 2020 includes $63.2 million and $64.8 million in carrying value that are both 60+ days past due and restructured.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	Three Months Ended April 30, 2020
Customer accounts receivable - current	$752,960
Allowance for credit losses for customer accounts receivable - current	(204,791)
Customer accounts receivable, net of allowances	548,169
Customer accounts receivable - non current	718,847
Allowance for credit losses for customer accounts receivable - non current	(188,462)
Long-term portion of customer accounts receivable, net of allowances	530,385
Total customer accounts receivable, net	$1,078,554
The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

	Three Months Ended April 30, 2020			Three Months Ended April 30, 2019
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period, prior to adoption of ASC 326	$145,680	$88,123	$233,803	$147,123	$67,756	$214,879
Impact of adoption ASC 326	95,136	3,526	98,662	—	—	—
Provision for credit loss expense (1)	109,065	28,224	137,289	35,275	16,925	52,200
Principal charge-offs (2)	(46,351)	(18,501)	(64,852)	(39,723)	(14,809)	(54,532)
Interest charge-offs	(12,314)	(5,300)	(17,614)	(9,099)	(3,392)	(12,491)
Recoveries (2)(3)(4)	3,988	1,977	5,965	4,714	1,757	6,471
Allowance at end of period	$295,204	$98,049	$393,253	$138,290	$68,237	$206,527
Average total customer portfolio balance	$1,333,197	$224,565	$1,557,762	$1,368,094	$190,228	$1,558,322

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). For the three months ended April 30, 2019, recoveries include the principal amount collected during the period for previously charged-off balances. For the three months ended April 30, 2020, recoveries include the principal amount collected during the period for previously charged-off balances and changes in expected future recoveries. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

(3)	The increase in bad debt charge-offs, net of recoveries, was primarily due to higher risk loans originated during the first half of fiscal year 2020 and an increase in new customer mix.

(4)	For periods prior to fiscal year 2021, recoveries only included the principal amount collected during the period for previously charged-off balances.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We manage our Customer Accounts Receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by year of origination. The information is updated as of April 30, 2020:

Delinquency Bucket	2020	2019	2018	2017	Prior	Total	% of Total
(in thousands)
Current	$209,196	$520,586	$220,700	$48,025	$3,041	$1,001,548	69.5%
1-30	24,977	100,147	56,044	17,624	1,792	200,584	13.9%
31-60	7,036	21,169	13,854	5,123	687	47,869	3.3%
61-90	3,937	18,003	9,810	4,060	652	36,462	2.5%
91+	—	77,232	52,382	22,477	3,948	156,039	10.8%
Total	$245,146	$737,137	$352,790	$97,309	$10,120	$1,442,502	100.0%
3.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended April 30,
(in thousands)	2020	2019
Professional fees	$2,055	$—
Facility relocation costs	—	(695)
Total charges and credits	$2,055	$(695)
During the three months ended April 30, 2020, we recognized $2.1 million in professional fees associated with non-recurring expenses relating to fiscal year 2020. During the three months ended April 30, 2019, we recognized a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters.
4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended April 30,
(in thousands)	2020	2019
Interest income and fees	$81,843	$84,017
Insurance income	4,752	7,314
Other revenues	235	202
Total finance charges and other revenues	$86,830	$91,533
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
During the three months ended April 30, 2020 and 2019, interest income and fees reflected provisions for uncollectible interest of $20.1 million and $12.3 million, respectively. The amounts included in interest income and fees related to TDR accounts for the three months ended April 30, 2020 and 2019 were $9.5 million and $8.1 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	April 30, 2020	January 31, 2020
Revolving Credit Facility	$336,000	$29,100
Senior Notes	227,000	227,000
2017-B VIE Asset-backed Class C Notes	35,421	59,655
2018-A VIE Asset-backed Class A Notes	23,016	34,112
2018-A VIE Asset-backed Class B Notes	13,880	20,572
2018-A VIE Asset-backed Class C Notes	13,880	20,572
2019-A VIE Asset-backed Class A Notes	46,906	76,241
2019-A VIE Asset-backed Class B Notes	60,239	64,750
2019-A VIE Asset-backed Class C Notes	58,155	62,510
2019-B VIE Asset-backed Class A Notes	191,191	265,810
2019-B VIE Asset-backed Class B Notes	85,540	85,540
2019-B VIE Asset-backed Class C Notes	83,270	83,270
Financing lease obligations	5,807	5,209
Total debt and financing lease obligations	1,180,305	1,034,341
Less:
Discount on debt	(1,264)	(1,404)
Deferred debt issuance costs	(5,282)	(6,797)
Current maturities of long-term debt and financing lease obligations	(772)	(605)
Long-term debt and financing lease obligations	$1,172,987	$1,025,535
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of April 30, 2020, $162.0 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
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
The asset-backed notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act of 1933. If an event of default were to occur under the indenture that governs the respective

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

asset-backed notes, the payment of the outstanding amounts may be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to the residual equity holder would instead be directed entirely toward repayment of the asset-backed notes, or if the receivables are liquidated, all liquidation proceeds could be directed solely to repayment of the asset-backed notes as governed by the respective terms of the asset-backed notes. The holders of the asset-backed notes have no recourse to assets outside of the VIEs. Events of default include, but are not limited to, failure to make required payments on the asset-backed notes or specified bankruptcy-related events.
The asset-backed notes outstanding as of April 30, 2020 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class C Notes	$78,640	$77,843	$35,421	12/20/2017	11/15/2022	5.95%	6.44%
2018-A Class A Notes	219,200	217,832	23,016	8/15/2018	1/17/2023	3.25%	5.11%
2018-A Class B Notes	69,550	69,020	13,880	8/15/2018	1/17/2023	4.65%	5.26%
2018-A Class C Notes	69,550	68,850	13,880	8/15/2018	1/17/2023	6.02%	6.61%
2019-A Class A Notes	254,530	253,026	46,906	4/24/2019	10/16/2023	3.40%	4.85%
2019-A Class B Notes	64,750	64,276	60,239	4/24/2019	10/16/2023	4.36%	4.38%
2019-A Class C Notes	62,510	61,898	58,155	4/24/2019	10/16/2023	5.29%	5.09%
2019-B Class A Notes	317,150	315,417	191,191	11/26/2019	6/17/2024	2.66%	4.06%
2019-B Class B Notes	85,540	84,916	85,540	11/26/2019	6/17/2024	3.62%	3.98%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	4.98%
Total	$1,304,690	$1,295,534	$611,498

(1)	After giving effect to debt issuance costs.

(2)	For the three months ended April 30, 2020, and inclusive of the impact of changes in timing of actual and expected cash flows.
Revolving Credit Facility. On May 23, 2018, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into the Fourth Amended and Restated Loan and Security Agreement (the “Fourth A&R Loan and Security Agreement”), with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of May 23, 2022.
Loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate was the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.9% for the three months ended April 30, 2020.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2020, we had immediately available borrowing capacity of $151.7 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million. We also had $159.8 million that could have become available under our Revolving Credit Facility were we to grow the balance of eligible customer receivables and total eligible inventory balances. On March 18, 2020, the Company completed the borrowing of an additional $275.0 million under its $650.0 million Revolving Credit Facility, maturing in May 23, 2022, as a precautionary measure to increase its cash position and maintain financial flexibility in response to the COVID-19 pandemic.
On June 5, 2020 we entered into the Third Amendment to our Revolving Credit Facility (the “Third Amendment”). Under the Third amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. We are restricted from making distributions, including repayments of the Senior Notes or other distributions, as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. On June 5, 2020 we entered into the Third Amendment, which waived the interest coverage covenants beginning with the first quarter of fiscal year 2021 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fourth quarter of fiscal year 2021. See Note 9, Subsequent Events, for further details. After giving effect to the foregoing amendment, as of April 30, 2020, we were in compliance with the covenants in our Revolving Credit Facility. If we were to breach certain covenants under our Revolving Credit Facility in the future, that breach might trigger a default under our Revolving Credit Facility, which, if not remedied, would require a waiver from the lenders under our Revolving Credit Facility or an amendment to our Revolving Credit Facility in order for us to avoid an event of default. There can be no assurances that, in the event of such a covenant breach, we would be able to obtain the necessary waivers or amendments to remain in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at April 30, 2020 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	2.31:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.20:1.00	2.00:1.00
Capital Expenditures, net, must not exceed maximum	$35.3 million	$100.0 million
All capitalized terms in the above table are defined in the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
6.     Contingencies
Securities Litigation. On May 15, 2020, a putative securities class action lawsuit was filed against us and two of our executive officers in the United States District Court for the Southern District of Texas, captioned Uddin v. Conn’s, Inc., et al., No. 4:20-1705 (“Uddin Action”). The plaintiff alleges that the defendants made false and misleading statements or failed to disclose material adverse facts about our business and operations.  Plaintiff alleges violations of sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks to certify a class of all persons and entities that purchased or acquired Conn’s securities between September 3, 2019 and December 9, 2019. The complaint does not specify the amount of damages sought.
We intend to vigorously defend our interests in the Uddin Action.  It is not possible at this time to predict the timing or outcome of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Court previously stayed the MicroCapital Action pending resolution of other outstanding litigation (In re Conn’s Inc. Sec. Litig., Cause No. 14-CV-00548 (S.D. Tex.) (the “Consolidated Securities Action”)), which was settled in October 2018. After that settlement, the stay was lifted, and the defendants filed a motion to dismiss plaintiff’s complaint in the MicroCapital Action on November 6, 2018. Briefing on the motion to dismiss was completed on January 16, 2019. On July 26, 2019, the magistrate judge to which defendants’ motion to dismiss had been assigned issued a report and recommendation, recommending that defendants’ motion to dismiss the complaint be granted in part and denied in part.  Both parties filed timely objections to that report and recommendation on August 9, 2019.  On September 25, 2019, the district court adopted the magistrate judge’s report and recommendation, which permitted MicroCapital to file an amended complaint, which MicroCapital filed on October 30, 2019. On November 8, 2019, the parties filed a joint discovery and case management plan, proposing various deadlines. Defendants filed their answer to the amended complaint on November 27, 2019. The parties are currently engaging in discovery.
We intend to vigorously defend our interests in the MicroCapital Action. It is not possible at this time to predict the timing or outcome of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a derivative shareholder lawsuit against us and certain of our current and former directors and former executive officers in the U.S. District Court for the Southern District of Texas, captioned as Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe (former executive officer) and Conn’s, Inc., Case No. 4:14-cv-03442 (the “Original Derivative Action”). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from Conn’s. Setting forth substantially similar claims against the same defendants, on February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521, was filed in the U.S. District Court for the Southern District of Texas, which has been consolidated with the Original Derivative Action.
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
On July 19, 2019, plaintiff filed an amended complaint. On August 13, 2019, the magistrate judge issued a new scheduling order, which permitted defendants to file a motion to dismiss the amended complaint on demand-futility grounds. That briefing was completed on October 15, 2019. On November 1, 2019, the magistrate judge heard argument on the motion to dismiss and postponed certain deadlines. On February 7, 2020, the judge issued a new scheduling order, again postponing deadlines and removing a trial date from the schedule. As ordered by the court, the parties have been engaging in discovery while the motion to dismiss has been pending.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. Conn’s received a copy of the proposed amended petition on October 12, 2018, but the proposed amended petition has not yet been filed. The parties jointly requested a stay on this case pending resolution of the Original Derivative Action. This case remains stayed until at least June 19, 2020.
Prior to filing a lawsuit, an alleged shareholder, Robert J. Casey II (“Casey”), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Casey, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn’s, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. Since April 2018, no material activity has occurred in this case, as it has been abated pending the resolution of related cases.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are involved in other routine litigation and claims, incidental to our business from time to time which, individually or in the aggregate, are not expected to have a material adverse effect on us. As required, we accrue estimates of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation. The Company believes that any probable and reasonably estimable loss associated with the foregoing has been adequately reflected in the accompanying financial statements.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	April 30, 2020	January 31, 2020
Assets:
Restricted cash	$71,188	$73,214
Due from Conn’s, Inc., net	11,861	307
Customer accounts receivable:
Customer accounts receivable	622,697	838,210
Restructured accounts	162,537	147,971
Allowance for uncollectible accounts	(230,707)	(151,263)
Allowance for no-interest option credit programs	(8,350)	(12,445)
Deferred fees and origination costs	(5,834)	(8,255)
Total customer accounts receivable, net	540,343	814,218
Total assets	$623,392	$887,739
Liabilities:
Accrued expenses	$4,524	$5,517
Other liabilities	7,584	7,584

Long-term debt:
2017-B Class C Notes	35,421	59,655
2018-A Class A Notes	23,016	34,112
2018-A Class B Notes	13,880	20,572
2018-A Class C Notes	13,880	20,572
2019-A Class A Notes	46,906	76,241
2019-A Class B Notes	60,239	64,750
2019-A Class C Notes	58,155	62,510
2019-B Class A Notes	191,191	265,810
2019-B Class B Notes	85,540	85,540
2019-B Class C Notes	83,270	83,270
	611,498	773,032
Less: deferred debt issuance costs	(3,578)	(4,911)
Total debt	$607,920	$768,121
Total liabilities	$620,028	$781,222
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of asset-backed notes have no recourse to assets outside of the respective VIEs.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of April 30, 2020, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment is presented in the following tables:

	Three Months Ended April 30, 2020			Three Months Ended April 30, 2019
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$68,893	$—	$68,893	$88,364	$—	$88,364
Home appliance	81,285	—	81,285	77,290	—	77,290
Consumer electronics	35,776	—	35,776	49,649	—	49,649
Home office	17,366	—	17,366	15,706	—	15,706
Other	3,878	—	3,878	3,436	—	3,436
Product sales	207,198	—	207,198	234,445	—	234,445
Repair service agreement commissions	20,101	—	20,101	24,024	—	24,024
Service revenues	3,031	—	3,031	3,510	—	3,510
Total net sales	230,330	—	230,330	261,979	—	261,979
Finance charges and other revenues	235	86,595	86,830	202	91,331	91,533
Total revenues	230,565	86,595	317,160	262,181	91,331	353,512
Costs and expenses:
Cost of goods sold	147,014	—	147,014	157,228	—	157,228
Selling, general and administrative expense (1)	78,174	34,833	113,007	79,622	38,292	117,914
Provision for bad debts	168	117,158	117,326	129	39,917	40,046
Charges and credits	—	2,055	2,055	(695)	—	(695)
Total costs and expenses	225,356	154,046	379,402	236,284	78,209	314,493
Operating income (loss)	5,209	(67,451)	(62,242)	25,897	13,122	39,019
Interest expense	—	14,993	14,993	—	14,497	14,497
Income (loss) before income taxes	$5,209	$(82,444)	$(77,235)	$25,897	$(1,375)	$24,522
	April 30, 2020			April 30, 2019
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$607,210	$1,630,076	$2,237,286	$613,117	$1,477,167	$2,090,284

(1)
For the three months ended April 30, 2020 and 2019, the amount of corporate overhead allocated to each segment reflected in SG&A was $7.3 million and $7.9 million, respectively. For the three months ended April 30, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $9.8 million and $9.7 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Subsequent Event
Revolving Credit Facility Amendment. On June 5, 2020, the Company and the lenders entered into a Third Amendment (the “Third Amendment”) to the Fourth Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders. The Third Amendment, among other things, (1) waived the two interest coverage covenants for the period ended on April 30, 2020 and for subsequent periods through the date on which the Company delivers financial statements and a compliance certificate for the quarter ended January 31, 2021 (or such earlier date as the borrowers may elect to terminate such relief period upon 10 business days prior written notice, the “Covenant Relief Period”), with such covenant compliance to resume with respect to the quarter ended April 30, 2021 at the ratios set prior to the effectiveness of the Third Amendment; (2) added a minimum liquidity covenant of $125.0 million at any time during the Covenant Relief Period; (3) increased the ABS excluded maximum leverage ratio financial covenant to 2.50x measured quarterly (previously 2.00x); (4) increased the maximum leverage ratio financial covenant, including securitizations, to 4.50x measured quarterly (previously 4.00x); (5) added a minimum availability covenant requiring at any time during the Covenant Relief Period that the borrowers maintain availability under the revolver equal to the greater of (a) 25% of the lesser of (i) the borrowing base and (ii) the revolver commitments and (b) $75.0 million; (6) changed the rates included in the definition of Applicable Margin (as defined in the Fourth A&R Loan and Security Agreement) and the rate floor included in the definition of LIBOR contained in the Fourth A&R Loan and Security Agreement; (7) added an anti-cash hoarding covenant to require the Company and borrowers to use unrestricted cash and cash equivalents in excess of $100.0 million to prepay outstanding revolving loans under the Fourth A&R Loan and Security Agreement (if any); (8) included temporary restrictions, applicable only during the Covenant Relief Period, prohibiting the borrowers from, among other things, (a) making acquisitions and certain other investments, (b) making certain non-ordinary course restricted payments and (c) prepaying certain indebtedness; and (9) added a new $50.0 million basket under the restricted investments covenant to allow the borrowers to make investments in the Securitization Subsidiaries (as defined in the Fourth A&R Loan and Security Agreement).
The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by the full text of the Third Amendment, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1, which is incorporated by reference herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility, proceeds from accessing debt or equity markets; the effects of epidemics or pandemics, including the COVID-19 outbreak; the impact of the restatement and correction of the Company’s previously issued financial statements; the identified weakness in the Company’s internal control over financial reporting and the Company’s ability to remediate that material weakness; the initiation of legal or regulatory proceedings with respect to the restatement and corrections; the adverse effects on the Company’s business, results of operations, financial condition and stock price as a result of the restatement and correction process; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the “2020 Form 10-K”) and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Executive Summary
Total revenues were $317.2 million for the three months ended April 30, 2020 compared to $353.5 million for the three months ended April 30, 2019, a decrease of $36.3 million or 10.3%. Retail revenues were $230.6 million for the three months ended April 30, 2020 compared to $262.2 million for the three months ended April 30, 2019, a decrease of $31.6 million or 12.1%. The decrease in retail revenue was primarily driven by a decrease in same store sales of 17.6%, partially offset by new store growth. The decrease in same store sales reflects more stringent underwriting standards, reductions in store hours, state mandated stay-at-home orders and lower sales of discretionary categories as a result of the COVID-19 pandemic. Credit revenues were $86.6 million for the three months ended April 30, 2020 compared to $91.3 million for the three months ended April 30, 2019, a decrease of $4.7 million or 5.1%. The decrease in credit revenue was primarily due to higher charge offs and a decrease in insurance retrospective income, partially offset by higher blended weighted average rates across the customer accounts receivable portfolio.
Retail gross margin for the three months ended April 30, 2020 was 36.2%, a decrease of 380 basis points from the 40.0% reported for the three months ended April 30, 2019. The year-over-year decrease in retail gross margin was primarily driven by the impact of fixed logistics costs on lower sales, a decrease in retrospective income on RSA commissions and higher sales of lower margin products.

Selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2020 was $113.0 million compared to $117.9 million for the three months ended April 30, 2019, a decrease of $4.9 million or 4.2%. The SG&A decrease in the retail segment was primarily due to decreased advertising costs and labor costs, partially offset by increased occupancy costs. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs, general operating expenses and legal costs.
Provision for bad debts increased to $117.3 million for the three months ended April 30, 2020 from $40.0 million for the three months ended April 30, 2019, an increase of $77.3 million. The year-over-year increase was primarily driven by an increase in the allowance for bad debts of $65.5 million due to an increase in forecasted unemployment rates stemming from the COVID-19 pandemic and an increase in charge-offs of $10.8 million.
Interest expense was $15.0 million for the three months ended April 30, 2020 and $14.5 million for the three months ended April 30, 2019, an increase of $0.5 million or 3.4%. The increase was driven by a higher average outstanding balance of debt, partially offset by a lower effective interest rate.
Net loss for the three months ended April 30, 2020 was $56.2 million or $1.95 per diluted share, compared to net income of $19.5 million, or $0.60 per diluted share, for the three months ended April 30, 2019.
How We Evaluate Our Operations
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

Outlook
Our business and industry continue to be impacted by the COVID-19 outbreak in the United States. We are generally classified as an essential business by the government authorities in the jurisdictions in which we operate as we provide essential goods and services to our communities. As a result, despite widespread stay-at-home orders, most of our stores remained open, during the first quarter of fiscal year 2021, though operating on reduced schedules as mandated during the COVID-19 pandemic. As of June 9, 2020, all of our stores are open and have resumed regular in-store shopping hours. In addition, during the three months ended April 30, 2020 we enacted the following key actions:

•
Supported Customers and Employees: As an essential business, we have maintained store operations throughout the COVID-19 pandemic through a mix of modified operating hours and enhanced employee programs, including temporarily increasing hourly wages by $2 per hour to support our front-line employees and implementing a work from home program for our corporate teams, so that we may continue to assist our customers get the goods they need to shelter-in-place. In addition, we have implemented payment deferral programs to provide relief to credit customers who were economically impacted by COVID-19.

•
Strengthened our Capital and Liquidity Positions: As a precautionary measure to increase our cash position and maintain financial flexibility, we borrowed $275 million of cash from our revolving credit facility in March 2020. Due to this proactive measure our cash on balance sheet as of April 30, 2020 was $287.3 million with immediately available borrowing capacity of $151.7 million. As our need for cash has abated with the reopening of the economy and in order to ensure compliance with our covenants under our Revolving Credit Facility, we paid down the borrowings on June 5, 2020, and entered into the Third Amendment. See Note 9, Subsequent Events, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q for further details regarding the Third Amendment.

Further, we delayed or eliminated uncommitted capital expenditures, including reducing the number of planned showroom openings in fiscal year 2021 from 16 to 18 to 6 to 8 and delaying the opening of showrooms associated with our planned future expansion.

•
Tightened Underwriting Standards: We implemented a series of underwriting changes beginning in March 2020 to control delinquencies and charge-offs. These changes included reducing originations of higher risk applicants, selectively increasing down payments and lowering credit limits.

The broad appeal of our value proposition to our geographically diverse core demographic, the unit economics of our business and the current retail real estate market should provide the stability necessary to maintain our business until we can return to normal operations. Further, as states re-open and the COVID-19 outbreak is contained, we expect our brand recognition and long history in our core markets to give us the opportunity to further penetrate our existing footprint, particularly as we leverage existing marketing spend, logistics infrastructure, and service footprint. There are also many markets in the U.S. with demographic characteristics similar to those in our existing footprint, which provides substantial opportunities for future growth. We plan to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, distribution and credit operations. As we expand in existing markets and penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. Over time, we also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the CARES Act on March 27, 2020. We believe a significant portion of our Conn’s customers have received stimulus payments and/or federally supplemented unemployment payments, pursuant to the CARES Act, which have enabled them to continue making the payments they owe us under their financing agreements, despite the economically challenging times resulting from the COVID-19 pandemic. However, we do not know for certain which customers have received such payments and we cannot be certain whether those customers that have received such payments will use them to make payments to us or be in a position to continue making payments to us once they have fully utilized any applicable CARES Act benefits. It is possible that many of our customers will experience unemployment or other economic challenges arising from the COVID-19 pandemic well past the full utilization, and/or expiration, of any applicable CARES Act stimulus and unemployment benefits, and any related state benefits, which could result in a reduction in the portion of our customers who continue making payments owed to us under their financing agreements.
Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended April 30,
(in thousands)	2020	2019	Change
Revenues:
Total net sales	$230,330	$261,979	$(31,649)
Finance charges and other revenues	86,830	91,533	(4,703)
Total revenues	317,160	353,512	(36,352)
Costs and expenses:
Cost of goods sold	147,014	157,228	(10,214)
Selling, general and administrative expense	113,007	117,914	(4,907)
Provision for bad debts	117,326	40,046	77,280
Charges and credits	2,055	(695)	2,750
Total costs and expenses	379,402	314,493	64,909
Operating income (loss)	(62,242)	39,019	(101,261)
Interest expense	14,993	14,497	496
Income (loss) before income taxes	(77,235)	24,522	(101,757)
Provision (benefit) for income taxes	(21,033)	5,013	(26,046)
Net income (loss)	$(56,202)	$19,509	$(75,711)

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
The following table represents total revenues, costs and expenses, operating income and loss before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended April 30,
(dollars in thousands)	2020	2019	Change
Revenues:
Product sales	$207,198	$234,445	$(27,247)
Repair service agreement commissions	20,101	24,024	(3,923)
Service revenues	3,031	3,510	(479)
Total net sales	230,330	261,979	(31,649)
Finance charges and other	235	202	33
Total revenues	230,565	262,181	(31,616)
Costs and expenses:
Cost of goods sold	147,014	157,228	(10,214)
Selling, general and administrative expense (1)	78,174	79,622	(1,448)
Provision for bad debts	168	129	39
Charges and credits	—	(695)	695
Total costs and expenses	225,356	236,284	(10,928)
Operating income	$5,209	$25,897	$(20,688)
Number of stores:
Beginning of period	137	123
Opened	2	4
End of period	139	127

Credit Segment:	Three Months Ended April 30,
(in thousands)	2020	2019	Change
Revenues:
Finance charges and other revenues	$86,595	$91,331	$(4,736)
Costs and expenses:
Selling, general and administrative expense (1)	34,833	38,292	(3,459)
Provision for bad debts	117,158	39,917	77,241
Charges and credits	2,055	—	2,055
Total costs and expenses	154,046	78,209	75,837
Operating income (loss)	(67,451)	13,122	(80,573)
Interest expense	14,993	14,497	496
Loss before income taxes	$(82,444)	$(1,375)	$(81,069)

(1)
For the three months ended April 30, 2020 and 2019, the amount of overhead allocated to each segment reflected in SG&A was $7.3 million and $7.9 million, respectively. For the three months ended April 30, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $9.8 million and $9.7 million, respectively.

Three months ended April 30, 2020 compared to three months ended April 30, 2019
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended April 30,					%	Same Store
(dollars in thousands)	2020	% of Total	2019	% of Total	Change	Change	% Change
Furniture and mattress	$68,893	29.9%	$88,364	33.7%	$(19,471)	(22.0)%	(26.9)%
Home appliance	81,285	35.3	77,290	29.5	3,995	5.2	(1.7)
Consumer electronics	35,776	15.5	49,649	19.0	(13,873)	(27.9)	(33.5)
Home office	17,366	7.5	15,706	6.0	1,660	10.6	3.1
Other	3,878	1.8	3,436	1.3	442	12.9	7.0
Product sales	207,198	90.0	234,445	89.5	(27,247)	(11.6)	(17.5)
Repair service agreement commissions (1)	20,101	8.7	24,024	9.2	(3,923)	(16.3)	(18.4)
Service revenues	3,031	1.3	3,510	1.3	(479)	(13.6)
Total net sales	$230,330	100.0%	$261,979	100.0%	$(31,649)	(12.1)%	(17.6)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in product sales for the three months ended April 30, 2020 was primarily driven by a decrease in same store sales of 17.6%, partially offset by new store growth. The decrease in same store sales reflects more stringent underwriting standards, reductions in store hours, state mandated stay-at-home orders and lower sales of discretionary categories as a result of the COVID-19 pandemic.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended April 30,
(in thousands)	2020	2019	Change
Interest income and fees	$81,843	$84,017	$(2,174)
Insurance income	4,752	7,314	(2,562)
Other revenues	235	202	33
Finance charges and other revenues	$86,830	$91,533	$(4,703)

The decrease in finance changes and other revenues was primarily due to higher charge offs and a decrease in insurance retrospective income, partially offset by higher blended weighted average rates across the customer accounts receivable portfolio.
The following table provides key portfolio performance information:

	Three Months Ended April 30,
(dollars in thousands)	2020	2019	Change
Interest income and fees	$81,843	$84,017	$(2,174)
Net charge-offs	(58,888)	(48,061)	(10,827)
Interest expense	(14,993)	(14,497)	(496)
Net portfolio income	$7,962	$21,459	$(13,497)
Average outstanding portfolio balance	$1,557,762	$1,558,322	$(560)
Interest income and fee yield (annualized)	21.3%	22.1%
Net charge-off % (annualized)	15.1%	12.3%
Retail Gross Margin

	Three Months Ended April 30,
(dollars in thousands)	2020	2019	Change
Retail total net sales	$230,330	$261,979	$(31,649)
Cost of goods sold	147,014	157,228	(10,214)
Retail gross margin	$83,316	$104,751	$(21,435)
Retail gross margin percentage	36.2%	40.0%
The year-over-year decrease in retail gross margin was primarily driven by the impact of fixed logistics costs on lower sales, a decrease in retrospective income on RSA commissions and higher sales of lower margin products.
Selling, General and Administrative Expense

	Three Months Ended April 30,
(dollars in thousands)	2020	2019	Change
Retail segment	$78,174	$79,622	$(1,448)
Credit segment	34,833	38,292	(3,459)
Selling, general and administrative expense - Consolidated	$113,007	$117,914	$(4,907)
Selling, general and administrative expense as a percent of total revenues	35.6%	33.4%
The SG&A decrease in the retail segment was primarily due to decreased advertising costs and labor costs, partially offset by increased occupancy costs. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs, general operating expenses and legal costs.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment for the three months ended April 30, 2020 decreased 0.9% as compared to the three months ended April 30, 2019.

Provision for Bad Debts

	Three Months Ended April 30,
(dollars in thousands)	2020	2019	Change
Retail segment	$168	$129	$39
Credit segment	117,158	39,917	77,241
Provision for bad debts - Consolidated	$117,326	$40,046	$77,280
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	30.1%	10.2%
The provision for bad debts increased to $117.3 million for the three months ended April 30, 2020 from $40.0 million for the three months ended April 30, 2019, an increase of $77.3 million. The year-over-year increase was primarily driven by an increase in the allowance for bad debts of $65.5 million due to an increase in forecasted unemployment rates stemming from the COVID-19 pandemic and an increase in charge-offs of $10.8 million.
Charges and Credits

	Three Months Ended April 30,
(in thousands)	2020	2019	Change
Professional fees	$2,055	$—	$2,055
Facility relocation costs	—	(695)	695
Total charges and credits	$2,055	$(695)	$2,750
During the three months ended April 30, 2020, we recognized $2.1 million in professional fees associated with non-recurring expenses relating to fiscal year 2020. During the three months ended April 30, 2019, we recognized a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters.
Interest Expense
Interest expense was $15.0 million for the three months ended April 30, 2020 and $14.5 million for the three months ended April 30, 2019, an increase of $0.5 million or 3.4%. The increase was driven by a higher average outstanding balance of debt, partially offset by a lower effective interest rate.
Provision for Income Taxes

	Three Months Ended April 30,
(dollars in thousands)	2020	2019	Change
Provision (benefit) for income taxes	$(21,033)	$5,013	$(26,046)
Effective tax rate	27.2%	20.4%
The decrease in income tax expense for the three months ended April 30, 2020 compared to the three months ended April 30, 2019 was driven by a $101.8 million decrease in pre-tax earnings at the statutory rate of 21%. An additional $4.9 million benefit was also recognized in the current period as a result of net operating loss provisions within the CARES Act that provides for a five year carryback of losses.
Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 75% of our originations during the three months ended April 30, 2020, with maximum equivalent interest rates of up to 27% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana.

In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 12% of our originations during the three months ended April 30, 2020.
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
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented two short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $50.5 million as of April 30, 2020.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of April 30,
	2020	2019
Weighted average credit score of outstanding balances (1)	587	591
Average outstanding customer balance	$2,676	$2,686
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)(4)	13.3%	8.7%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(4)	32.3%	25.8%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$115,830	$97,620
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	26.2%	13.5%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	17.3%	23.6%

	Three Months Ended April 30,
	2020	2019
Total applications processed	295,551	258,787
Weighted average origination credit score of sales financed (1)	609	608
Percent of total applications approved and utilized	22.3%	27.6%
Average income of credit customer at origination	$45,800	$45,200
Percent of retail sales paid for by:
In-house financing, including down payments received	63.3%	68.2%
Third-party financing	17.1%	16.1%
Third-party lease-to-own option	8.5%	8.4%
	88.9%	92.7%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)
Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.

(4)	Increase was primarily driven by higher risk loans originated during the first half of fiscal year 2020 and an increase in new customer mix.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance increased to 23.3% as of April 30, 2020 from 10.3% as of April 30, 2019. The increase in our allowance for uncollectible accounts was primarily related to the implementation of CECL during the first quarter of fiscal year 2021, which transitioned our allowance from an incurred loss reserve to a lifetime reserve, and an increase in our economic adjustment related to the COVID-19 pandemic.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due increased 360 basis points over the prior year period to 10.6% as of April 30, 2020 from 7.0% as of April 30, 2019. The increase was primarily due to higher risk loans originated during the first half of fiscal year 2020 and an increase in new customer mix.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 41.7% as of April 30, 2020 as compared to 35.6% as of April 30, 2019. The increase in the allowance for uncollectible accounts was due to an increase in delinquencies.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 15.1% for the three months ended April 30, 2020 compared to 12.3% for the three months ended April 30, 2019. The increase was primarily due to the economic impact of the COVID-19 pandemic. The increase in bad debt charge-offs, net of recoveries, was primarily due to higher risk loans originated during the first half of fiscal year 2020 and an increase in new customer mix.
As of April 30, 2020 and 2019, balances under no-interest programs included within customer receivables were $259.3 million and $362.0 million, respectively.
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
Operating cash flows.  For the three months ended April 30, 2020, net cash provided by operating activities was $152.5 million compared to $49.7 million for the three months ended April 30, 2019. The increase in net cash provided by operating activities was primarily driven by an increase in cash provided by working capital, which was primarily due to a decrease in receivables as we increased collections on customer and vendor receivables outstanding, an increase in payables as we preserved our liquidity in the midst of the COVID-19 pandemic, and an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the three months ended April 30, 2020, net cash used in investing activities was $16.7 million compared to $13.1 million for the three months ended April 30, 2019. The change was primarily the result of higher capital expenditures related to investments in two new distribution centers to support long-term growth, the commitment for which was made prior to the COVID-19 pandemic.
Financing cash flows.  For the three months ended April 30, 2020, net cash provided by financing activities was $144.1 million compared to net cash used in financing activities of $13.7 million for the three months ended April 30, 2019. During the period ended April 30, 2020, net borrowings under our Revolving Credit Facility were $306.9 million as compared to net payments of $266.5 million during the period ended April 30, 2019. The $306.9 million in net borrowings included $275.0 million borrowed during the three months ended April 30, 2020 to preserve financial flexibility in the midst of the COVID-19 pandemic. Payments on asset-backed notes of approximately $161.5 million were made during the three months ended April 30, 2020 compared to approximately $124.1 million in the comparable prior year period. During the three months ended April 30, 2019, we issued 2019-A VIE asset backed notes resulting in net proceeds to us of approximately $379.2 million, net of transaction costs, which were used to pay down the entire balance of the Company’s Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes.
Share Repurchase Program. On May 30, 2019, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $75.0 million of our outstanding common stock. The stock repurchase program expired on May 30, 2020. No shares were repurchased for the quarter ended April 30, 2020.
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of April 30, 2020, $162.0 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
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
The asset-backed notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act of 1933. If an event of default were to occur under the indenture that governs the respective asset-backed notes, the payment of the outstanding amounts may be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to the residual equity holder would instead be directed entirely toward repayment of the asset-backed notes, or if the receivables are liquidated, all liquidation proceeds could be directed solely to repayment of the asset-backed notes as governed by the respective terms of the asset-backed notes. The holders of the asset-backed notes have no recourse to assets outside of the VIEs. Events of default include, but are not limited to, failure to make required payments on the asset-backed notes or specified bankruptcy-related events.

The asset-backed notes outstanding as of April 30, 2020 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class C Notes	$78,640	$77,843	$35,421	12/20/2017	11/15/2022	5.95%	6.44%
2018-A Class A Notes	219,200	217,832	23,016	8/15/2018	1/17/2023	3.25%	5.11%
2018-A Class B Notes	69,550	69,020	13,880	8/15/2018	1/17/2023	4.65%	5.26%
2018-A Class C Notes	69,550	68,850	13,880	8/15/2018	1/17/2023	6.02%	6.61%
2019-A Class A Notes	254,530	253,026	46,906	4/24/2019	10/16/2023	3.40%	4.85%
2019-A Class B Notes	64,750	64,276	60,239	4/24/2019	10/16/2023	4.36%	4.38%
2019-A Class C Notes	62,510	61,898	58,155	4/24/2019	10/16/2023	5.29%	5.09%
2019-B Class A Notes	317,150	315,417	191,191	11/26/2019	6/17/2024	2.66%	4.06%
2019-B Class B Notes	85,540	84,916	85,540	11/26/2019	6/17/2024	3.62%	3.98%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	4.98%
Total	$1,304,690	$1,295,534	$611,498

(1)	After giving effect to debt issuance costs.

(2)	For the three months ended April 30, 2020, and inclusive of the impact of changes in timing of actual and expected cash flows.
Revolving Credit Facility. On May 23, 2018, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into the Fourth Amended and Restated Loan and Security Agreement (the “Fourth A&R Loan and Security Agreement”), with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of May 23, 2022.
Loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to LIBOR plus the applicable margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate was the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.9% for the three months ended April 30, 2020.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2020, we had immediately available borrowing capacity of $151.7 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.5 million. We also had $159.8 million that could have become available under our Revolving Credit Facility were we to grow the balance of eligible customer receivables and total eligible inventory balances. On March 18, 2020, the Company completed the borrowing of an additional $275.0 million under its $650.0 million Revolving Credit Facility, maturing in May 23, 2022, as a precautionary measure to increase its cash position and maintain financial flexibility in response to the COVID-19 pandemic.
On June 5, 2020 we entered into the Third Amendment to our Revolving Credit Facility (the “Third Amendment”). Under the Third amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. We are restricted from making distributions, including repayments of the Senior Notes or other distributions, as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving

Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. On June 5, 2020 we entered into the Third Amendment, which waived the interest coverage covenants beginning with the first quarter of fiscal year 2021 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fourth quarter of fiscal year 2021. See Note 9, Subsequent Events, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for further details. After giving effect to the foregoing amendment, as of April 30, 2020, we were in compliance with the covenants in our Revolving Credit Facility. If we were to breach certain covenants under our Revolving Credit Facility in the future, that breach might trigger a default under our Revolving Credit Facility, which, if not remedied, would require a waiver from the lenders under our Revolving Credit Facility or an amendment to our Revolving Credit Facility in order for us to avoid an event of default. There can be no assurances that, in the event of such a covenant breach, we would be able to obtain the necessary waivers or amendments to remain in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at April 30, 2020 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	2.31:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.20:1.00	2.00:1.00
Capital Expenditures, net, must not exceed maximum	$35.3 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.6 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.7 million and $1.2 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened two new stores during the three months ended April 30, 2020 and currently plan to open a total of six to eight new stores during fiscal year 2021. Our anticipated capital expenditures for the remainder of fiscal year 2021 are between $36.0 million and $40.0 million, which includes expenditures for new stores we plan to open in fiscal year 2021.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of April 30, 2020, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $151.7 million under our Revolving Credit Facility and (ii) $287.3 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of April 30, 2020:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$357,835	$10,584	$347,251	$—	$—
Senior Notes	263,342	16,458	246,884	—	—
2017-B Class C Notes (2)	40,786	2,108	38,678	—	—
2018-A Class A Notes (2)	25,049	748	24,301	—	—
2018-A Class B Notes (2)	15,634	645	14,989	—	—
2018-A Class C Notes (2)	16,152	836	15,316	—	—
2019-A Class A Notes (2)	52,429	1,595	3,190	47,644	—
2019-A Class B Notes (2)	69,334	2,626	5,253	61,455	—
2019-A Class C Notes (2)	68,808	3,076	6,153	59,579	—
2019-B Class A Notes (2)	212,216	5,086	10,171	196,959	—
2019-B Class B Notes (2)	98,342	3,097	6,193	89,052	—
2019-B Class C Notes (2)	99,106	3,830	7,661	87,615	—
Financing lease obligations	7,989	1,083	1,808	1,713	3,385
Operating leases:
Real estate	570,366	75,681	164,522	139,993	190,170
Equipment	1,359	536	672	109	42
Contractual commitments (3)	99,080	91,726	6,374	980	—
Total	$1,997,827	$219,715	$899,416	$685,099	$193,597

(1)	Estimated interest payments are based on the outstanding balance as of April 30, 2020 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.

(3)	Contractual commitments include commitments to purchase inventory of $65.8 million.
Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn’s, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of April 30, 2020 and January 31, 2020, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.

The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of April 30, 2020 and January 31, 2020, and a summarized Statement of Operations on a consolidated basis for the three months ended April 30, 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of April 30, 2020 and January 31, 2020, and for the three months ended April 30, 2020 and 2019:

(in thousands)	April 30, 2020	January 31, 2020
Assets
Cash, cash equivalents and restricted cash	$289,604	$7,641
Customer accounts receivable	259,839	279,977
Inventories	204,923	219,756
Net due from non-guarantor subsidiary	—	3,692
Other current assets	82,986	84,514
Total current assets	837,352	595,580
Long-term portion of customer accounts receivable	278,372	243,307
Property and equipment, net	186,655	173,031
Right of use assets, net	264,230	242,457
Other assets	59,146	30,654
Total assets	$1,625,755	$1,285,029

Liabilities
Current portion of debt	$772	$605
Lease liability operating - current	31,367	35,390
Net due to non-guarantor subsidiary	8,591	—
Other liabilities	142,606	119,856
Total current liabilities	183,336	155,851
Lease liability operating - non current	355,868	329,081
Long-term debt	565,067	257,414
Other long-term liabilities	24,241	21,334
Total liabilities	$1,128,512	$763,680

Three Months Ended April 30, 2020
Net sales and finances charges	$274,072
Servicing fee revenue from non-guarantor subsidiary	10,568
Total revenues	284,640
Total costs and expenses	(317,888)
Net loss	$(33,248)
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered “critical accounting policies” because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our Condensed Consolidated Financial Statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. Other than with respect to the additional policy below, the description of critical accounting policies is included in our 2020 Form 10-K, filed with the SEC on April 14, 2020.

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
During the three months ended April 30, 2020, loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of April 30, 2020, the balance outstanding under our Revolving Credit Facility was $336.0 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $3.4 million over a 12-month period, based on the outstanding balance at April 30, 2020.
On June 5, 2020 we entered into the Third Amendment to our Revolving Credit Facility (the “Third Amendment”). Under the Third Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of April 30, 2020, our management (under the supervision and with the participation of our principal executive officer and our principal financial officer and as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act) assessed the effectiveness of our internal control over financial reporting.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based upon this assessment and those criteria, management believes that, as of April 30, 2020, our internal controls over financial reporting were not effective due to the previously disclosed material weakness in our internal controls over financial reporting described in Part II, Item 9A in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Remediation Plan
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, we began implementing a remediation plan to address the material weakness mentioned above. We have substantially completed the remediation activities as of the date of this report and believe that we have strengthened our information technology general controls to address the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation process as early as practicable in fiscal year 2021.
Changes in Internal Controls over Financial Reporting
Other than the changes related to our remediation efforts described above, for the quarter ended April 30, 2020, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth in Note 7, Contingencies, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2020 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of Conn’s common stock by Conn’s or its affiliates during the quarter ended April 30, 2020.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
February 1 - 29	—	$—	—	$8.7
March 1 - 31	—	$—	—	$8.7
April 1 - 30	—	$—	—	$8.7
Total	—		—

(1)
On May 30, 2019, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $75.0 million of our outstanding common stock. The stock repurchase program expired on May 30, 2020.

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
Third Amendment to Fourth Amended and Restated Loan and Security Agreement, dated June 5, 2020, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and JP Morgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.2*	Master Services Agreement for Professional Services, dated April 14, 2020, between Conn Appliances, Inc. and John Davis (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2021, filed with the SEC on June 9, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2020 and January 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three months ended April 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended April 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2020 and 2019 and (v) the notes to the Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	June 9, 2020

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)