Form 10-Q
period 2020-07-31
CONNS INC
filed 2020-09-03
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 27, 2020:

Class	Outstanding
Common stock, $0.01 par value per share	29,134,544

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2020

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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	July 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$6,385	$5,485
Restricted cash (includes VIE balances of $61,901 and $73,214, respectively)	63,836	75,370
Customer accounts receivable, net of allowances (includes VIE balances of $254,124 and $393,764, respectively)	514,528	673,742
Other accounts receivable	55,335	68,753
Inventories	180,893	219,756
Income taxes receivable	15,539	4,315
Prepaid expenses and other current assets	9,440	11,445
Total current assets	845,956	1,058,866
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $158,264 and $420,454, respectively)	479,632	663,761
Property and equipment, net	192,300	173,031
Operating lease right-of-use assets	266,046	242,457
Deferred income taxes	43,243	18,599
Other assets	14,523	12,055
Total assets	$1,841,700	$2,168,769
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$758	$605
Accounts payable	63,269	48,554
Accrued compensation and related expenses	15,567	10,795
Accrued expenses	58,152	52,295
Operating lease liability - current	38,003	35,390
Income taxes payable	2,149	2,394
Deferred revenues and other credits	15,935	12,237
Total current liabilities	193,833	162,270
Operating lease liability - non current	355,577	329,081
Long-term debt and finance lease obligations (includes VIE balances of $455,534 and $768,121, respectively)	748,902	1,025,535
Other long-term liabilities	24,802	24,703
Total liabilities	1,323,114	1,541,589
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,615,887 and 32,125,055 shares issued, respectively)	326	321
Treasury stock (at cost; 3,485,441 shares and 3,485,441 shares, respectively)	(66,290)	(66,290)
Additional paid-in capital	126,086	122,513
Retained earnings	458,464	570,636
Total stockholders’ equity	518,586	627,180
Total liabilities and stockholders’ equity	$1,841,700	$2,168,769
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenues:
Product sales	$256,142	$274,578	$463,340	$509,023
Repair service agreement commissions	20,164	27,647	40,265	51,671
Service revenues	3,430	3,837	6,461	7,347
Total net sales	279,736	306,062	510,066	568,041
Finance charges and other revenues	87,180	94,997	174,010	186,530
Total revenues	366,916	401,059	684,076	754,571
Costs and expenses:
Cost of goods sold	176,623	182,065	323,637	339,293
Selling, general and administrative expense	115,278	127,484	228,285	245,398
Provision for bad debts	32,045	49,736	149,371	89,782
Charges and credits	1,534	—	3,589	(695)
Total costs and expenses	325,480	359,285	704,882	673,778
Operating income (loss)	41,436	41,774	(20,806)	80,793
Interest expense	13,222	14,396	28,215	28,893
Income (loss) before income taxes	28,214	27,378	(49,021)	51,900
Provision (benefit) for income taxes	7,694	7,404	(13,339)	12,417
Net income (loss)	$20,520	$19,974	$(35,682)	$39,483
Income (loss) per share:
Basic	$0.71	$0.64	$(1.23)	$1.25
Diluted	$0.70	$0.62	$(1.23)	$1.23
Weighted average common shares outstanding:
Basic	29,070,607	31,442,909	28,948,216	31,660,320
Diluted	29,140,546	31,958,704	28,948,216	32,198,024
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2020	32,125,055	$321	$122,513	$570,636	(3,485,441)	$(66,290)	$627,180
Adoption of ASU 2016-13	—	—	—	(76,490)	—	—	(76,490)
Exercise of options and vesting of restricted stock, net of withholding tax	321,468	3	(1,288)	—	—	—	(1,285)
Issuance of common stock under Employee Stock Purchase Plan	47,450	1	176	—	—	—	177
Stock-based compensation	—	—	2,430	—	—	—	2,430
Net loss	—	—	—	(56,202)	—	—	(56,202)
Balance April 30, 2020	32,493,973	$325	$123,831	$437,944	(3,485,441)	$(66,290)	$495,810
Exercise of options and vesting of restricted stock, net of withholding tax	70,271	1	(159)	—	—	—	(158)
Issuance of common stock under Employee Stock Purchase Plan	51,643	—	160	—	—	—	160
Stock-based compensation	—	—	2,254	—	—	—	2,254
Net income	—	—	—	20,520	—	—	20,520
Balance July 31, 2020	32,615,887	$326	$126,086	$458,464	(3,485,441)	$(66,290)	$518,586

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2019	31,788,162	$318	$111,185	$508,472	—	$—	$619,975
Adoption of ASU 2016-02	—	—	—	6,159	—	—	6,159
Exercise of options and vesting of restricted stock, net of withholding tax	136,206	1	(1,241)	—	—	—	(1,240)
Issuance of common stock under Employee Stock Purchase Plan	12,158	—	198	—	—	—	198
Stock-based compensation	—	—	3,217	—	—	—	3,217
Net income	—	—	—	19,509	—	—	19,509
Balance April 30, 2019	31,936,526	$319	$113,359	$534,140	—	$—	$647,818
Exercise of options and vesting of restricted stock, net of withholding tax	51,384	1	(327)	—	—	—	(326)
Issuance of common stock under Employee Stock Purchase Plan	12,638	—	194	—	—	—	194
Stock-based compensation	—	—	3,419	—	—	—	3,419
Common stock repurchase	—	—	—	—	(1,874,846)	(34,344)	(34,344)
Net income	—	—	—	19,974	—	—	19,974
Balance July 31, 2019	32,000,548	$320	$116,645	$554,114	(1,874,846)	$(34,344)	$636,735
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(35,682)	$39,483
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	19,929	17,682
Change in right-of-use asset	15,328	13,763
Amortization of debt issuance costs	4,237	4,210
Provision for bad debts and uncollectible interest	181,286	116,272
Stock-based compensation expense	4,683	6,636
Charges, net of credits	3,589	(680)
Deferred income taxes	(2,472)	475
Tenant improvement allowances received from landlords	10,277	14,254
Change in operating assets and liabilities:
Customer accounts receivable	63,745	(95,829)
Other accounts receivables	13,068	(17,356)
Inventories	38,863	6,521
Other assets	690	(5,818)
Accounts payable	13,442	763
Accrued expenses	2,485	(7,368)
Operating leases	(20,086)	(626)
Income taxes	(9,578)	(4,810)
Deferred revenues and other credits	1,921	1,872
Net cash provided by operating activities	305,725	89,444
Cash flows from investing activities:
Purchases of property and equipment	(32,459)	(33,330)
Net cash used in investing activities	(32,459)	(33,330)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	381,790
Payments on asset-backed notes	(315,225)	(234,162)
Borrowings under revolving credit facility	835,717	778,166
Payments on revolving credit facility	(800,917)	(881,166)
Payments on warehouse facility	—	(51,561)
Payments of debt issuance costs and amendment fees	(2,055)	(3,492)
Proceeds from stock issued under employee benefit plans	338	597
Tax payments associated with equity-based compensation transactions	(1,444)	(1,781)
Purchase of treasury stock	—	(33,019)
Other	(314)	(641)
Net cash used in financing activities	(283,900)	(45,269)
Net change in cash, cash equivalents and restricted cash	(10,634)	10,845
Cash, cash equivalents and restricted cash, beginning of period	80,855	64,937
Cash, cash equivalents and restricted cash, end of period	$70,221	$75,782
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,045	$968
Right-of-use assets obtained in exchange for new operating lease liabilities	$47,950	$53,974
Property and equipment purchases not yet paid	$11,662	$14,241
Share repurchases not yet settled	$—	$1,325
Supplemental cash flow data:
Cash interest paid	$23,976	$21,559
Cash income taxes paid (refunded), net	$(1,026)	$16,859
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
Refer to Note 5, Debt and Financing Lease Obligations, and Note 7, Variable Interest Entities, for additional information.
Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ, even significantly, from these estimates. Management evaluates its estimates and related assumptions regularly, including those related to the allowance for doubtful accounts and allowances for no-interest option credit programs, which are particularly sensitive given the size of our customer portfolio balance. During the three months ended July 31, 2020, we refined our historical charge-off estimate in our current expected credit loss model which resulted in an increase to the allowance for bad debt of $15.8 million.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents. As of July 31, 2020 and January 31, 2020, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $4.9 million and $4.0 million as of July 31, 2020 and January 31, 2020, respectively.
Restricted Cash. The restricted cash balance as of July 31, 2020 and January 31, 2020 includes $48.0 million and $59.7 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $13.9 million and $13.9 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $79.3 million as of July 31, 2020.
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At July 31, 2020 and January 31, 2020, there was $10.0 million and $10.6 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At July 31, 2020 and January 31, 2020, the carrying value of customer accounts receivable in non-accrual status was $10.8 million and $12.5 million, respectively. At July 31, 2020 and January 31, 2020, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $96.8 million and $132.7 million, respectively. At July 31, 2020 and January 31, 2020, the carrying value of customer accounts receivable in a

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

bankruptcy status that were less than 60 days past due of $8.7 million and $12.1 million, respectively, were included within the customer receivables balance carried in non-accrual status.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $4.8 million and $3.5 million as of July 31, 2020 and January 31, 2020, respectively.
Income Taxes. For the six months ended July 31, 2020 and 2019, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2021 and 2020 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the six months ended July 31, 2020 and 2019, the effective tax rate was 27.2% and 23.9%, respectively. The primary factor affecting the increase in our effective tax rate for the six months ended July 31, 2020 was a $4.3 million benefit recognized in the current period as a result of net operating loss provisions within the CARES Act that provide for a five year carryback of losses.
Stock-based Compensation. During the six months ended July 31, 2020, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of $8.0 million. The PSUs will vest after the Company’s fiscal year 2024, if at all, upon certification by the compensation committee of the satisfaction of certain total shareholder return conditions over the three fiscal years commencing with the Company’s fiscal year 2021. The majority of the RSUs will vest, if at all, over periods of three to four years from the date of grant.
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
The following table sets forth the RSUs and PSUs granted during the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
RSUs	101,774	100,365	622,195	103,794
PSUs (1)	—	33,894	270,828	33,894
Total stock awards granted	101,774	134,259	893,023	137,688
Aggregate grant date fair value (in thousands)	$750	$2,774	$7,957	$2,845
(1)The weighted-average assumptions used in the Monte Carlo model for the PSUs granted on February 6, 2020 included expected volatility of 60.0%, an expected term of 3 years and risk-free interest rate of 1.42%.  No dividend yield was included in the weighted-average assumptions.
For the three months ended July 31, 2020 and 2019, stock-based compensation expense was $2.3 million and $3.4 million, respectively. For the six months ended July 31, 2020 and 2019, stock-based compensation expense was $4.7 million and $6.6 million, respectively.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Weighted-average common shares outstanding - Basic	29,070,607	31,442,909	28,948,216	31,660,320
Dilutive effect of stock options, PSUs and RSUs	69,939	515,795	—	537,704
Weighted-average common shares outstanding - Diluted	29,140,546	31,958,704	28,948,216	32,198,024
For the three months ended July 31, 2020 and 2019, the weighted average number of stock options and RSUs not included in the calculation due to their anti-dilutive effect, was 1,116,730 and 927,969, respectively. For the six months ended July 31, 2020 and 2019, the weighted average number of stock options and RSUs not included in the calculation due to their anti-dilutive effect, was 1,479,599 and 892,098, respectively.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels related to subjectivity associated with the inputs to fair value measurements as follows:
•Level 1 – Inputs represent unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (for example, quoted market prices for similar assets or liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated inputs).
•Level 3 – Inputs that are not observable from objective sources such as our internally developed assumptions used in pricing an asset or liability (for example, an estimate of future cash flows used in our internally developed present value of future cash flows model that underlies the fair-value measurement).
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At July 31, 2020, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $190.8 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At July 31, 2020, the fair value of the asset backed notes was $433.8 million as compared to the carrying value of $457.8 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the six months ended July 31, 2020, we recognized $1.2 million of revenue for customer deposits deferred as of January 31, 2020. During the six months ended July 31, 2020, we recognized $2.3 million of revenue for RSA administrative fees deferred as of January 31, 2020.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases. In response to the COVID-19 pandemic, during the six months ended July 31, 2020, we began renegotiating our leases as a means of preserving liquidity. On April 10, 2020 the Financial Accounting Standards Board (“FASB”) issued guidance for lease concessions entered into in response to the COVID-19 pandemic that allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification if it does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected to apply this allowance to our COVID-19 lease concessions. As a result, for the six months ended July 31, 2020, there were no material modifications to our leases.
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
The allowance for credit losses is measured on a collective (pool) basis where similar risk characteristics exist. Upon adoption of ASC 326, the Company elected to maintain the pools of customer accounts receivable that were previously accounted for under ASC 310 (Non-TDR Non-Re-aged, Non-TDR Re-aged, and TDR). These pools are further segmented based on shared risk attributes, which include the borrower’s FICO score, product class, length of customer relationship and delinquency status. The allowance for credit losses is determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. Changes to the allowance for credit losses after adoption are recorded through provision expense.
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
The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as a result of the adoption of ASC 326 were as follows:

	Impact of Adoption of ASC 326
(in thousands)	Balance at January 31, 2020	Adjustments due to ASC 326	Balance at February 1, 2020
Assets
Customer accounts receivable	$673,742	$(49,700)	$624,042
Long-term portion of customer accounts receivable	663,761	(48,962)	614,799
Deferred Income Taxes	18,599	22,172	40,771
Stockholders’ Equity
Retained Earnings	$570,636	$(76,490)	$494,146

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
The Company elected to early adopt the new regulations beginning with the first quarter of fiscal year 2021. Our summarized guarantor financial statements are presented in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2. Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	July 31, 2020	January 31, 2020
Customer accounts receivable (1)	$1,357,030	$1,602,037
Deferred fees and origination costs, net	(14,558)	(15,746)
Allowance for no-interest option credit programs	(11,596)	(14,984)
Allowance for uncollectible interest	(19,976)	(23,662)
Carrying value of customer accounts receivable	1,310,900	1,547,645
Allowance for credit losses (2)	(316,740)	(210,142)
Carrying value of customer accounts receivable, net of allowance for credit losses	994,160	1,337,503
Short-term portion of customer accounts receivable, net	(514,528)	(673,742)
Long-term customer accounts receivable, net	$479,632	$663,761

	Carrying Value
(in thousands)	July 31, 2020	January 31, 2020
Customer accounts receivable 60+ days past due (3)	$131,696	$193,797
Re-aged customer accounts receivable (4)	392,610	455,704
Restructured customer accounts receivable (5)	201,561	211,857
(1)As of July 31, 2020 and January 31, 2020, the customer accounts receivable balance included $35.9 million and $43.7 million, respectively, in interest receivable. Net of the allowance for uncollectible interest, interest receivable outstanding as of July 31, 2020 and January 31, 2020 was $16.0 million and $20.0 million, respectively.
(2)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of July 31, 2020, which incorporated the estimated impact of the global COVID-19 outbreak on the U.S. economy. Our forecast utilized economic projections from a major rating service reflecting an increase in unemployment with some offsetting benefits related to government stimulus. The allowance for credit losses as of January 31, 2020 is based on an incurred loss model, which reserves for incurred losses in the portfolio as of January 31, 2020.
(3)As of July 31, 2020 and January 31, 2020, the carrying value of customer accounts receivable past due one day or greater was $366.9 million and $527.0 million, respectively. These amounts include the 60+ days past due balances shown above.
(4)The re-aged carrying value as of July 31, 2020 and January 31, 2020 includes $79.8 million and $131.4 million, respectively, in carrying value that are both 60+ days past due and re-aged.
(5)The restructured carrying value as of July 31, 2020 and January 31, 2020 includes $38.3 million and $64.8 million, respectively, in carrying value that are both 60+ days past due and restructured.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	July 31, 2020
Customer accounts receivable - current	$699,037
Allowance for credit losses for customer accounts receivable - current	(184,509)
Customer accounts receivable, net of allowances	514,528
Customer accounts receivable - non current	631,839
Allowance for credit losses for customer accounts receivable - non current	(152,207)
Long-term portion of customer accounts receivable, net of allowances	479,632
Total customer accounts receivable, net	$994,160
The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

	Six Months Ended July 31, 2020			Six Months Ended July 31, 2019
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period, prior to adoption of ASC 326	$145,680	$88,123	$233,803	$147,123	$67,756	$214,879
Impact of adoption ASC 326	95,136	3,526	98,662	—	—	—
Provision for credit loss expense (1)	138,395	42,541	180,936	79,062	37,067	116,129
Principal charge-offs (2)	(101,746)	(47,301)	(149,047)	(80,330)	(30,267)	(110,597)
Interest charge-offs	(29,135)	(13,545)	(42,680)	(18,479)	(6,963)	(25,442)
Recoveries (3)	10,269	4,773	15,042	9,102	3,430	12,532
Allowance at end of period	$258,599	$78,117	$336,716	$136,478	$71,023	$207,501
Average total customer portfolio balance	$1,271,225	$222,025	$1,493,250	$1,360,643	$192,212	$1,552,855
(1)Includes provision for uncollectible interest, which is included in finance charges and other revenues, and changes in expected future recoveries.
(2)Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). The increase in bad debt charge-offs, net of recoveries, was primarily due to higher risk loans originated during the first half of fiscal year 2020 and an increase in new customer mix.
(3)Recoveries include the principal amount collected during the period for previously charged-off balances.
We manage our Customer Accounts Receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by year of origination. The information is updated as of July 31, 2020:

(in thousands)
Delinquency Bucket	2020	2019	2018	2017	Prior	Total	% of Total
Current	$328,980	$419,220	$166,168	$28,066	$1,600	$944,034	72.0%
1-30	31,960	87,577	47,185	13,001	1,197	180,920	13.8%
31-60	7,513	25,936	15,032	5,078	691	54,250	4.1%
61-90	4,260	15,848	9,117	3,004	314	32,543	2.5%
91+	12,889	50,509	24,917	9,412	1,426	99,153	7.6%
Total	$385,602	$599,090	$262,419	$58,561	$5,228	$1,310,900	100.0%

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Professional fees	$1,534	$—	$3,589	$—
Facility relocation costs	—	—	—	(695)
Total charges and credits	$1,534	$—	$3,589	$(695)

During the three months ended July 31, 2020, we recognized $1.5 million in professional fees associated with non-recurring expenses. During the six months ended July 31, 2020, we recognized $3.6 million in professional fees associated with non-recurring expenses. During the six months ended July 31, 2019, we recognized a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters.

4.  Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2020	2019	2020	2019
Interest income and fees	$83,599	$85,204	$165,442	$169,221
Insurance income	3,385	9,590	8,137	16,904
Other revenues	196	203	431	405
Total finance charges and other revenues	$87,180	$94,997	$174,010	$186,530
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
During the three months ended July 31, 2020 and 2019, interest income and fees reflected provisions for uncollectible interest of $11.8 million and $14.4 million, respectively. The amounts included in interest income and fees related to TDR accounts for the three months ended July 31, 2020 and 2019 were $10.1 million and $8.6 million, respectively. During the six months ended July 31, 2020 and 2019, interest income and fees reflected provisions for uncollectible interest of $31.9 million and $26.7 million, respectively. The amounts included in interest income and fess related to TDR accounts for the six months ended July 31, 2020 and 2019 were $19.6 million and $16.7 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	July 31, 2020	January 31, 2020
Revolving Credit Facility	$63,900	$29,100
Senior Notes	227,000	227,000
2017-B VIE Asset-backed Class C Notes	16,168	59,655
2018-A VIE Asset-backed Class A Notes	12,203	34,112
2018-A VIE Asset-backed Class B Notes	7,359	20,572
2018-A VIE Asset-backed Class C Notes	7,359	20,572
2019-A VIE Asset-backed Class A Notes	36,151	76,241
2019-A VIE Asset-backed Class B Notes	46,427	64,750
2019-A VIE Asset-backed Class C Notes	44,821	62,510
2019-B VIE Asset-backed Class A Notes	118,509	265,810
2019-B VIE Asset-backed Class B Notes	85,540	85,540
2019-B VIE Asset-backed Class C Notes	83,270	83,270
Financing lease obligations	5,855	5,209
Total debt and financing lease obligations	754,562	1,034,341
Less:
Discount on debt	(1,123)	(1,404)
Deferred debt issuance costs	(3,779)	(6,797)
Current maturities of long-term debt and financing lease obligations	(758)	(605)
Long-term debt and financing lease obligations	$748,902	$1,025,535
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of July 31, 2020, $172.3 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The asset-backed notes outstanding as of July 31, 2020 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class C Notes	$78,640	$77,843	$16,168	12/20/2017	11/15/2022	5.95%	6.21%
2018-A Class A Notes	219,200	217,832	12,203	8/15/2018	1/17/2023	3.25%	4.80%
2018-A Class B Notes	69,550	69,020	7,359	8/15/2018	1/17/2023	4.65%	5.55%
2018-A Class C Notes	69,550	68,850	7,359	8/15/2018	1/17/2023	6.02%	6.93%
2019-A Class A Notes	254,530	253,026	36,151	4/24/2019	10/16/2023	3.40%	4.25%
2019-A Class B Notes	64,750	64,276	46,427	4/24/2019	10/16/2023	4.36%	4.77%
2019-A Class C Notes	62,510	61,898	44,821	4/24/2019	10/16/2023	5.29%	5.71%
2019-B Class A Notes	317,150	315,417	118,509	11/26/2019	6/17/2024	2.66%	4.27%
2019-B Class B Notes	85,540	84,916	85,540	11/26/2019	6/17/2024	3.62%	4.17%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	4.94%
Total	$1,304,690	$1,295,534	$457,807
(1)After giving effect to debt issuance costs.
(2)For the six months ended July 31, 2020, and inclusive of the impact of changes in timing of actual and expected cash flows.
Revolving Credit Facility. On May 23, 2018, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into the Fourth Amended and Restated Loan and Security Agreement (as amended from time to time, “Fourth A&R Loan and Security Agreement”), with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of May 23, 2022.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2020, we had immediately available borrowing capacity of $409.7 million under our Revolving Credit Facility, net of standby letters of credit issued of $12.5 million and prior to giving effect to a minimum liquidity requirement of $125.0 million pursuant to the Third Amendment as defined below. We also had $163.9 million that could have become available under our Revolving Credit Facility were we to grow the balance of eligible customer receivables and total eligible inventory balances.
On June 5, 2020 we entered into the Third Amendment to our Revolving Credit Facility (the “Third Amendment”). Under the Third Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.8% for the six months ended July 31, 2020.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

repayments of the Senior Notes or other distributions, as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. The Third Amendment waived the interest coverage covenants beginning with the first quarter of fiscal year 2021 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fourth quarter of fiscal year 2021. After giving effect to the foregoing amendment, as of July 31, 2020, we were in compliance with the covenants in our Revolving Credit Facility. If we were to breach certain covenants under our Revolving Credit Facility in the future, that breach might trigger a default under our Revolving Credit Facility, which, if not remedied, would require a waiver from the lenders under our Revolving Credit Facility or an amendment to our Revolving Credit Facility in order for us to avoid an event of default. There can be no assurances that, in the event of such a covenant breach, we would be able to obtain the necessary waivers or amendments to remain in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at July 31, 2020 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	1.95:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.18:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$34.0 million	$100.0 million

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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
On July 19, 2019, plaintiff filed an amended complaint. On August 13, 2019, the magistrate judge issued a new scheduling order, which permitted defendants to file a motion to dismiss the amended complaint on demand-futility grounds. That briefing was completed on October 15, 2019. On November 1, 2019, the magistrate judge heard argument on the motion to dismiss and postponed certain deadlines. On February 7, 2020, the judge issued a new scheduling order, again postponing deadlines and removing a trial date from the schedule. As ordered by the court, the parties have been engaging in discovery while the motion to dismiss has been pending. On July 22, 2020, the magistrate judge issued a report and recommendation granting in part and denying in part the defendants’ motion to dismiss. The magistrate judge recommended that the district court deny the motion on the breach of fiduciary duty claims and grant the motion on the insider trading claims, and recommended that the plaintiff be granted leave to replead the insider trading allegations as part of the breach of fiduciary duty claims. Defendants filed timely objections to that report and recommendation on August 5, 2020.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. Conn’s received a copy of the proposed amended petition on October 12, 2018, but the proposed amended petition has not yet been filed. The parties jointly requested a stay on this case pending resolution of the Original Derivative Action. This case remains stayed until at least October 16, 2020.
Prior to filing a lawsuit, an alleged shareholder, Robert J. Casey II (“Casey”), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Casey, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson (former director), Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn’s, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. Since April 2018, no material activity has occurred in this case, as it has been abated pending the resolution of related cases. By order dated April 21, 2020, the court ordered the parties to take further action in the case before July 10, 2020. At a hearing on July 10, 2020, the parties jointly requested that the case remain abated pending resolution of the Original Derivative Action. This case remains abated until at least September 4, 2020.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	July 31, 2020	January 31, 2020
Assets:
Restricted cash	$61,901	$73,214
Due from Conn’s, Inc., net	5,542	307
Customer accounts receivable:
Customer accounts receivable	442,248	838,210
Restructured accounts	151,039	147,971
Allowance for uncollectible accounts	(173,872)	(151,263)
Allowance for no-interest option credit programs	(2,701)	(12,445)
Deferred fees and origination costs	(4,326)	(8,255)
Total customer accounts receivable, net	412,388	814,218
Total assets	$479,831	$887,739
Liabilities:
Accrued expenses	$3,441	$5,517
Other liabilities	7,584	7,584

Long-term debt:
2017-B Class C Notes	16,168	59,655
2018-A Class A Notes	12,203	34,112
2018-A Class B Notes	7,359	20,572
2018-A Class C Notes	7,359	20,572
2019-A Class A Notes	36,151	76,241
2019-A Class B Notes	46,427	64,750
2019-A Class C Notes	44,821	62,510
2019-B Class A Notes	118,509	265,810
2019-B Class B Notes	85,540	85,540
2019-B Class C Notes	83,270	83,270
	457,807	773,032
Less: deferred debt issuance costs	(2,273)	(4,911)
Total debt	$455,534	$768,121
Total liabilities	$466,559	$781,222
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
As of July 31, 2020, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended July 31, 2020			Three Months Ended July 31, 2019
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$80,984	$—	$80,984	$99,455	$—	$99,455
Home appliance	107,682	—	107,682	99,356	—	99,356
Consumer electronics	47,384	—	47,384	53,692	—	53,692
Home office	14,979	—	14,979	17,883	—	17,883
Other	5,113	—	5,113	4,192	—	4,192
Product sales	256,142	—	256,142	274,578	—	274,578
Repair service agreement commissions	20,164	—	20,164	27,647	—	27,647
Service revenues	3,430	—	3,430	3,837	—	3,837
Total net sales	279,736	—	279,736	306,062	—	306,062
Finance charges and other revenues	196	86,984	87,180	203	94,794	94,997
Total revenues	279,932	86,984	366,916	306,265	94,794	401,059
Costs and expenses:
Cost of goods sold	176,623	—	176,623	182,065	—	182,065
Selling, general and administrative expense (1)	78,584	36,694	115,278	88,147	39,337	127,484
Provision for bad debts	182	31,863	32,045	(19)	49,755	49,736
Charges and credits	1,355	179	1,534	—	—	—
Total costs and expenses	256,744	68,736	325,480	270,193	89,092	359,285
Operating income	23,188	18,248	41,436	36,072	5,702	41,774
Interest expense	—	13,222	13,222	—	14,396	14,396
Income (loss) before income taxes	$23,188	$5,026	$28,214	$36,072	$(8,694)	$27,378

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended July 31, 2020			Six Months Ended July 31, 2019
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$149,877	$—	$149,877	$187,819	$—	$187,819
Home appliance	188,967	—	188,967	176,646	—	176,646
Consumer electronics	83,160	—	83,160	103,341	—	103,341
Home office	32,345	—	32,345	33,589	—	33,589
Other	8,991	—	8,991	7,628	—	7,628
Product sales	463,340	—	463,340	509,023	—	509,023
Repair service agreement commissions	40,265	—	40,265	51,671	—	51,671
Service revenues	6,461	—	6,461	7,347	—	7,347
Total net sales	510,066	—	510,066	568,041	—	568,041
Finance charges and other revenues	431	173,579	174,010	405	186,125	186,530
Total revenues	510,497	173,579	684,076	568,446	186,125	754,571
Costs and expenses:
Cost of goods sold	323,637	—	323,637	339,293	—	339,293
Selling, general and administrative expense (1)	156,758	71,527	228,285	167,769	77,629	245,398
Provision for bad debts	350	149,021	149,371	110	89,672	89,782
Charges and credits	1,355	2,234	3,589	(695)	—	(695)
Total costs and expenses	482,100	222,782	704,882	506,477	167,301	673,778
Operating income (loss)	28,397	(49,203)	(20,806)	61,969	18,824	80,793
Interest expense	—	28,215	28,215	—	28,893	28,893
Income (loss) before income taxes	$28,397	$(77,418)	$(49,021)	$61,969	$(10,069)	$51,900

	July 31, 2020			July 31, 2019
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$726,304	$1,115,396	$1,841,700	$699,382	$1,446,843	$2,146,225

(1)For the three months ended July 31, 2020 and 2019, the amount of corporate overhead allocated to each segment reflected in SG&A was $8.5 million and $9.7 million, respectively. For the three months ended July 31, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $8.9 million and $9.7 million, respectively. For the six months ended July 31, 2020 and 2019, the amount of corporate overhead allocated to each segment reflected in SG&A was $15.7 million and $17.6 million, respectively. For the six months ended July 31, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $18.7 million and $19.4 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility, proceeds from accessing debt or equity markets; the effects of epidemics or pandemics, including the COVID-19 outbreak; the impact of our previous restatement and correction of the Company’s previously issued financial statements; the previously identified material weakness in the Company’s internal control over financial reporting and the Company’s ability to remediate that material weakness; the initiation of legal or regulatory proceedings with respect to the prior restatement and corrections; the adverse effects on the Company’s business, results of operations, financial condition and stock price as a result of the previous restatement and correction process; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the “2020 Form 10-K”) and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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

Executive Summary
Total revenues were $366.9 million for the three months ended July 31, 2020 compared to $401.1 million for the three months ended July 31, 2019, a decrease of $34.2 million or 8.5%. Retail revenues were $279.9 million for the three months ended July 31, 2020 compared to $306.3 million for the three months ended July 31, 2019, a decrease of $26.4 million or 8.6%. The decrease in retail revenue was primarily driven by a decrease in same store sales of 13.2%, partially offset by new store growth. The decrease in same store sales reflects proactive underwriting changes and industry wide supply chain disruptions, each of which was the result of the COVID-19 pandemic. Credit revenues were $87.0 million for the three months ended July 31, 2020 compared to $94.8 million for the three months ended July 31, 2019, a decrease of $7.8 million or 8.2%. The decrease in credit revenue was primarily due to a decrease of 7.3% in the average balance of the customer receivable portfolio, a decrease in insurance commissions due to a decline in the balance of sale of our in-house credit financing, and a decrease in insurance retrospective income. The decrease was partially offset by an increase in the yield rate to 23.2% during the three months ended July 31, 2020, 130 basis points higher than the three months ended July 31, 2019.

Retail gross margin for the three months ended July 31, 2020 was 36.9%, a decrease of 360 basis points from the 40.5% reported for the three months ended July 31, 2019. The year-over-year decrease in retail gross margin was primarily driven by the impact of fixed logistics costs on lower sales, a decrease in retrospective income on RSA commissions and a shift in sales from higher margin products to lower margin products.
Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2020 was $115.3 million compared to $127.5 million for the three months ended July 31, 2019, a decrease of $12.2 million or 9.6%. The SG&A decrease in the retail segment was primarily due to a reduction in advertising costs and labor costs, partially offset by an increase in occupancy costs. The SG&A decrease in the credit segment was primarily due to decreases in general operating expenses and labor costs.
Provision for bad debts decreased to $32.0 million for the three months ended July 31, 2020 from $49.7 million for the three months ended July 31, 2019, a decrease of $17.7 million. The decrease was driven by a greater decrease in the allowance for bad debts during the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The decrease in the allowance for bad debts was primarily driven by the year-over-year decrease in the customer accounts receivable portfolio, a decrease in the estimated loss rate driven by a decline in delinquencies and higher charge-offs.
Interest expense was $13.2 million for the three months ended July 31, 2020 and $14.4 million for the three months ended July 31, 2019, a decrease of $1.2 million or 8.3%. The decrease was driven by a lower average outstanding balance of debt and a lower effective interest rate.
Net income for the three months ended July 31, 2020 was $20.5 million or $0.70 per diluted share, compared to net income of $20.0 million, or $0.62 per diluted share, for the three months ended July 31, 2019.
How We Evaluate Our Operations
Management focuses on certain key indicators to monitor our performance including:
•Same store sales - Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our performance because they are important to our attempts to leverage our SG&A costs, which include rent and other store expenses, and they have a direct impact on our total net sales, net income, cash and working capital. Same store sales is calculated by comparing the reported sales for all stores that were open during both comparative fiscal years, starting in the first period in which the store has been open for a full quarter. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period as each such store was relocated within the same general geographic market. Sales from expanded stores have also been included in each period.
•Retail gross margin - Our management views retail gross margin as a key indicator of our performance because it reflects our pricing power relative to the prices we pay for our products. Retail gross margin is calculated by comparing retail total net sales to the cost of goods sold.
•60+ Day Delinquencies - Our management views customer account delinquencies as a key indicator of our performance because it is a reflection of the quality of our credit portfolio, it drives future credit performance and credit offerings, and it impacts the interest rates we pay on our asset-backed securitizations. Delinquencies are measured as the percentage of balances that are 60+ days past due.
•Net yield - Our management considers yield to be a key performance metric because it drives future credit decisions and credit offerings and directly impacts our net income.  Yield reflects the amount of interest we receive from our portfolio.
Outlook
Our business and industry continue to be impacted by the COVID-19 outbreak in the United States. We are generally classified as an essential business by the government authorities in the jurisdictions in which we operate as we provide essential goods and services to our communities. As a result, despite widespread stay-at-home orders that were in effect in May 2020, most of our stores remained open, though operating on reduced schedules as mandated during the COVID-19 pandemic. As of September 3, 2020, all of our stores are open and conduct regular in-store shopping hours. In addition, during the six months ended July 31, 2020 we enacted the following key actions:
•Supported Customers and Employees: As an essential business, we have maintained store operations throughout the COVID-19 pandemic through a mix of modified operating hours and enhanced employee programs, including temporarily increasing hourly wages by $2 per hour to support our front-line employees and implementing a work from home program for our corporate teams, so that we may continue to assist our customers get the goods they need to shelter-in-place. In addition, we have implemented payment deferral programs to provide relief to credit customers who were economically impacted by COVID-19.
•Strengthened our Capital and Liquidity Positions: As a precautionary measure to increase our cash position and maintain financial flexibility, we borrowed $275 million of cash from our revolving credit facility in March 2020. As our need for cash has abated with the reopening of the economy and in order to ensure compliance with our covenants under our Revolving Credit Facility, we paid down the majority of the borrowings on June 5, 2020, and entered into the Third Amendment. See Note 5, Debt and Financing Lease Operations, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q for further details regarding the Third Amendment. Our cash on balance sheet as of July 31, 2020 was $6.4 million with immediately available borrowing capacity of $409.7 million.
Further, we delayed or eliminated uncommitted capital expenditures, including reducing the number of planned showroom openings in fiscal year 2021 from 16 to 18 to 7 to 9 and delaying the opening of showrooms associated with our planned future expansion.
•Tightened Underwriting Standards: We implemented a series of underwriting changes beginning in March 2020 to control delinquencies and charge-offs. These changes included reducing originations of higher risk applicants, selectively increasing down payments and lowering credit limits.
The broad appeal of our value proposition to our geographically diverse core demographic, the unit economics of our business and the current retail real estate market should provide the stability necessary to maintain our business. As the COVID-19 outbreak is contained, we expect our brand recognition and long history in our core markets to give us the opportunity to further penetrate our existing footprint, particularly as we leverage existing marketing spend, logistics infrastructure, and service footprint. There are also many markets in the U.S. with demographic characteristics similar to those in our existing footprint, which provides substantial opportunities for future growth. We plan to continue improving our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, distribution and credit operations. As we expand in existing markets and penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. Over time, we also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues:
Total net sales	$279,736	$306,062	$(26,326)	$510,066	$568,041	$(57,975)
Finance charges and other revenues	87,180	94,997	(7,817)	174,010	186,530	(12,520)
Total revenues	366,916	401,059	(34,143)	684,076	754,571	(70,495)
Costs and expenses:
Cost of goods sold	176,623	182,065	(5,442)	323,637	339,293	(15,656)
Selling, general and administrative expense	115,278	127,484	(12,206)	228,285	245,398	(17,113)
Provision for bad debts	32,045	49,736	(17,691)	149,371	89,782	59,589
Charges and credits	1,534	—	1,534	3,589	(695)	4,284
Total costs and expenses	325,480	359,285	(33,805)	704,882	673,778	31,104
Operating income (loss)	41,436	41,774	(338)	(20,806)	80,793	(101,599)
Interest expense	13,222	14,396	(1,174)	28,215	28,893	(678)
Income (loss) before income taxes	28,214	27,378	836	(49,021)	51,900	(100,921)
Provision (benefit) for income taxes	7,694	7,404	290	(13,339)	12,417	(25,756)
Net income (loss)	$20,520	$19,974	$546	$(35,682)	$39,483	$(75,165)

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
The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Revenues:
Product sales	$256,142	$274,578	$(18,436)	$463,340	$509,023	$(45,683)
Repair service agreement commissions	20,164	27,647	(7,483)	40,265	51,671	(11,406)
Service revenues	3,430	3,837	(407)	6,461	7,347	(886)
Total net sales	279,736	306,062	(26,326)	510,066	568,041	(57,975)
Finance charges and other	196	203	(7)	431	405	26
Total revenues	279,932	306,265	(26,333)	510,497	568,446	(57,949)
Costs and expenses:
Cost of goods sold	176,623	182,065	(5,442)	323,637	339,293	(15,656)
Selling, general and administrative expense (1)	78,584	88,147	(9,563)	156,758	167,769	(11,011)
Provision for bad debts	182	(19)	201	350	110	240
Charges and credits	1,355	—	1,355	1,355	(695)	2,050
Total costs and expenses	256,744	270,193	(13,449)	482,100	506,477	(24,377)
Operating income	$23,188	$36,072	$(12,884)	$28,397	$61,969	$(33,572)
Number of stores:
Beginning of period	139	127		137	123
Opened	2	4		4	8
End of period	141	131		141	131

Credit Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues:
Finance charges and other revenues	$86,984	$94,794	$(7,810)	$173,579	$186,125	$(12,546)
Costs and expenses:
Selling, general and administrative expense (1)	36,694	39,337	(2,643)	71,527	77,629	(6,102)
Provision for bad debts	31,863	49,755	(17,892)	149,021	89,672	59,349
Charges and credits	179	—	179	2,234	—	2,234
Total costs and expenses	68,736	89,092	(20,356)	222,782	167,301	55,481
Operating income (loss)	18,248	5,702	12,546	(49,203)	18,824	(68,027)
Interest expense	13,222	14,396	(1,174)	28,215	28,893	(678)
Income (loss) before income taxes	$5,026	$(8,694)	$13,720	$(77,418)	$(10,069)	$(67,349)
(1)For the three months ended July 31, 2020 and 2019, the amount of corporate overhead allocated to each segment reflected in SG&A was $8.5 million and $9.7 million, respectively. For the three months ended July 31, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $8.9 million and $9.7 million, respectively. For the six months ended July 31, 2020 and 2019, the amount of corporate overhead allocated to each segment reflected in SG&A was $15.7 million and $17.6 million, respectively. For the six months ended July 31, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $18.7 million and $19.4 million, respectively.
Three months ended July 31, 2020 compared to three months ended July 31, 2019
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended July 31,					%	Same Store
(dollars in thousands)	2020	% of Total	2019	% of Total	Change	Change	% Change
Furniture and mattress	$80,984	29.0%	$99,455	32.5%	$(18,471)	(18.6)%	(21.9)%
Home appliance	107,682	38.5	99,356	32.5	8,326	8.4	3.6
Consumer electronics	47,384	16.9	53,692	17.5	(6,308)	(11.7)	(16.2)
Home office	14,979	5.4	17,883	5.8	(2,904)	(16.2)	(20.3)
Other	5,113	1.8	4,192	1.4	921	22.0	16.7
Product sales	256,142	91.6	274,578	89.7	(18,436)	(6.7)	(10.9)
Repair service agreement commissions (1)	20,164	7.2	27,647	9.0	(7,483)	(27.1)	(30.2)
Service revenues	3,430	1.2	3,837	1.3	(407)	(10.6)
Total net sales	$279,736	100.0%	$306,062	100.0%	$(26,326)	(8.6)%	(13.2)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the three months ended July 31, 2020 was primarily driven by a decrease in same store sales of 13.2%, partially offset by new store growth. The decrease in same store sales reflects proactive underwriting changes and industry wide supply chain disruptions, each of which was the result of the COVID-19 pandemic.

The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended July 31,
(in thousands)	2020	2019	Change
Interest income and fees	$83,599	$85,204	$(1,605)
Insurance income	3,385	9,590	(6,205)
Other revenues	196	203	(7)
Finance charges and other revenues	$87,180	$94,997	$(7,817)
The decrease in finance charges and other revenues was primarily due to a decrease of 7.3% in the average balance of the customer receivable portfolio, a decrease in insurance commissions due to a decline in the balance of sale of our in-house credit financing, and a decrease in insurance retrospective income. The decrease was partially offset by an increase in the yield rate to 23.2% during the three months ended July 31, 2020, 130 basis points higher than the three months ended July 31, 2019.
The following table provides key portfolio performance information:

	Three Months Ended July 31,
(dollars in thousands)	2020	2019	Change
Interest income and fees	$83,599	$85,204	$(1,605)
Net charge-offs	(75,118)	(50,005)	(25,113)
Interest expense	(13,222)	(14,396)	1,174
Net portfolio income (loss)	$(4,741)	$20,803	$(25,544)
Average outstanding portfolio balance	$1,429,991	$1,542,849	$(112,858)
Interest income and fee yield (annualized)	23.2%	21.9%
Net charge-off % (annualized)	21.0%	13.0%
Retail Gross Margin

	Three Months Ended July 31,
(dollars in thousands)	2020	2019	Change
Retail total net sales	$279,736	$306,062	$(26,326)
Cost of goods sold	176,623	182,065	(5,442)
Retail gross margin	$103,113	$123,997	$(20,884)
Retail gross margin percentage	36.9%	40.5%
The year-over-year decrease in retail gross margin was primarily driven by the impact of fixed logistics costs on lower sales, a decrease in retrospective income on RSA commissions and a shift in sales from higher margin products to lower margin products.
Selling, General and Administrative Expense

	Three Months Ended July 31,
(dollars in thousands)	2020	2019	Change
Retail segment	$78,584	$88,147	$(9,563)
Credit segment	36,694	39,337	(2,643)
Selling, general and administrative expense - Consolidated	$115,278	$127,484	$(12,206)
Selling, general and administrative expense as a percent of total revenues	31.4%	31.8%
The SG&A decrease in the retail segment was primarily due to a reduction in advertising costs and labor costs, partially offset by an increase in occupancy costs. The SG&A decrease in the credit segment was primarily due to decreases in general operating expenses and labor costs.

As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment for the three months ended July 31, 2020 increased 0.1% as compared to the three months ended July 31, 2019.
Provision for Bad Debts

	Three Months Ended July 31,
(dollars in thousands)	2020	2019	Change
Retail segment	$182	$(19)	$201
Credit segment	31,863	49,755	(17,892)
Provision for bad debts - Consolidated	$32,045	$49,736	$(17,691)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	8.9%	12.9%

The provision for bad debts decreased to $32.0 million for the three months ended July 31, 2020 from $49.7 million for the three months ended July 31, 2019, a decrease of $17.7 million. The decrease was driven by a greater decrease in the allowance for bad debts during the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The decrease in the allowance for bad debts was primarily driven by the year-over-year decrease in the customer accounts receivable portfolio, a decrease in the estimated loss rate driven by a decline in delinquencies and higher charge-offs.
Charges and Credits
During the three months ended July 31, 2020, we recognized $1.5 million in professional fees associated with non-recurring expenses.
Interest Expense
Interest expense was $13.2 million for the three months ended July 31, 2020 and $14.4 million for the three months ended July 31, 2019, a decrease of $1.2 million or 8.3%. The decrease was driven by a lower average outstanding balance of debt and a lower effective interest rate.
Provision for Income Taxes

	Three Months Ended July 31,
(dollars in thousands)	2020	2019	Change
Provision (benefit) for income taxes	$7,694	$7,404	$290
Effective tax rate	27.3%	27.0%
Six months ended July 31, 2020 compared to six months ended July 31, 2019
Revenues. The following table provides an analysis of retail net sales by product category in each period, including RSA commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Six Months Ended July 31,					%	Same Store
(dollars in thousands)	2020	% of Total	2019	% of Total	Change	Change	% Change
Furniture and mattress	$149,877	29.4%	$187,819	33.1%	$(37,942)	(20.2)%	(24.2)%
Home appliance	188,967	37.0	176,646	31.1	12,321	7.0	1.3
Consumer electronics	83,160	16.3	103,341	18.2	(20,181)	(19.5)	(24.7)
Home office	32,345	6.3	33,589	5.9	(1,244)	(3.7)	(9.3)
Other	8,991	1.8	7,628	1.3	1,363	17.9	12.3
Product sales	463,340	90.8	509,023	89.6	(45,683)	(9.0)	(14.0)
Repair service agreement commissions (1)	40,265	7.9	51,671	9.1	(11,406)	(22.1)	(24.8)
Service revenues	6,461	1.3	7,347	1.3	(886)	(12.1)
Total net sales	$510,066	100.0%	$568,041	100.0%	$(57,975)	(10.2)%	(15.2)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.

The decrease in total net sales for the six months ended July 31, 2020 was primarily driven by a decrease in same store sales of 15.2%, partially offset by new store growth. The decrease in same store sales reflects proactive underwriting changes, industry wide supply chain disruptions, reductions in store hours and state mandated stay-at-home orders, each of which was the result of the COVID-19 pandemic.
The following table provides the change of the components of finance charges and other revenues:

	Six Months Ended July 31,
(in thousands)	2020	2019	Change
Interest income and fees	$165,442	$169,221	$(3,779)
Insurance income	8,137	16,904	(8,767)
Other revenues	431	405	26
Finance charges and other revenues	$174,010	$186,530	$(12,520)

The decrease in finance charges and other revenues was primarily due to a decrease of 3.8% in the average balance of the customer receivable portfolio, a decrease in insurance commissions due to a decline in the balance of sale of our in-house credit financing and a decrease in insurance retrospective income. The decrease was partially offset by an increase in the yield rate to 22.2% during the six months ended July 31, 2020, 20 basis points higher than the six months ended July 31, 2019.
The following table provides key portfolio performance information:

	Six Months Ended July 31,
(dollars in thousands)	2020	2019	Change
Interest income and fees	$165,442	$169,221	$(3,779)
Net charge-offs	(134,006)	(98,066)	(35,940)
Interest expense	(28,215)	(28,893)	678
Net portfolio income	$3,221	$42,262	$(39,041)
Average outstanding portfolio balance	$1,493,250	$1,552,856	$(59,606)
Interest income and fee yield (annualized)	22.2%	22.0%
Net charge-off % (annualized)	17.9%	12.6%
Retail Gross Margin

	Six Months Ended July 31,
(dollars in thousands)	2020	2019	Change
Retail total net sales	$510,066	$568,041	$(57,975)
Cost of goods sold	323,637	339,293	(15,656)
Retail gross margin	$186,429	$228,748	$(42,319)
Retail gross margin percentage	36.5%	40.3%
The year-over-year decrease in retail gross margin was primarily driven by the impact of fixed logistics costs on lower sales, a decrease in retrospective income on RSA commissions and a shift in sales from higher margin products to lower margin products.
Selling, General and Administrative Expense

	Six Months Ended July 31,
(dollars in thousands)	2020	2019	Change
Retail segment	$156,758	$167,769	$(11,011)
Credit segment	71,527	77,629	(6,102)
Selling, general and administrative expense - Consolidated	$228,285	$245,398	$(17,113)
Selling, general and administrative expense as a percent of total revenues	33.4%	32.5%

The SG&A decrease in the retail segment was primarily due to a reduction in advertising costs, labor costs and general operating expenses, partially offset by an increase in occupancy costs. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs and general operating expenses, partially offset by increased occupancy costs.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment for the six months ended July 31, 2020 decreased 0.4% as compared to the six months ended July 31, 2019.
Provision for Bad Debts

	Six Months Ended July 31,
(dollars in thousands)	2020	2019	Change
Retail segment	$350	$110	$240
Credit segment	149,021	89,672	59,349
Provision for bad debts - Consolidated	$149,371	$89,782	$59,589
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	20.0%	11.5%
The provision for bad debts increased to $149.4 million for the six months ended July 31, 2020 from $89.8 million for the six months ended July 31, 2019, an increase of $59.6 million. The year-over-year increase was primarily driven by a greater increase in the allowance for bad debts during the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase in the allowance for bad debts for the six months ended July 31, 2020 was primarily driven by an increase of $65.5 million related to an increase in forecasted unemployment rates stemming from the COVID-19 pandemic, partially offset by a year-over-year decline in the customer accounts receivable portfolio, a year-over-year decrease in the estimated loss rate driven by a decline in delinquencies and higher charge-offs.
Charges and Credits
During the six months ended July 31, 2020, we recognized $3.6 million in professional fees associated with non-recurring expenses. During the six months ended July 31, 2019, we recognized a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters.
Interest Expense
Interest expense was $28.2 million for the six months ended July 31, 2020 and $28.9 million for the six months ended July 31, 2019, a decrease of $0.7 million or 2.4%. The decrease was driven by a lower average outstanding balance of debt and a lower effective interest rate.
Provision for Income Taxes

	Six Months Ended July 31,
(dollars in thousands)	2020	2019	Change
Provision (benefit) for income taxes	$(13,339)	$12,417	$(25,756)
Effective tax rate	27.2%	23.9%

The decrease in income tax expense for the six months ended July 31, 2020 compared to the six months ended July 31, 2019 was driven by a $100.9 million decrease in pre-tax earnings at the statutory rate of 21%. An additional $4.3 million benefit was also recognized in the current period as a result of net operating loss provisions within the CARES Act that provides for a five year carryback of losses.

Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 75% of our originations during the six months ended July 31, 2020, with maximum equivalent interest rates of up to 27% in Oklahoma, up to 30% in Texas and Tennessee,

and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 12% of our originations during the six months ended July 31, 2020.
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
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $79.3 million as of July 31, 2020.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of July 31,
	2020	2019
Weighted average credit score of outstanding balances (1)	596	594
Average outstanding customer balance	$2,589	$2,711
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)(4)	10.0%	8.7%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(4)	29.9%	25.8%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$103,220	$97,510
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance (5)	24.8%	13.3%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	18.3%	23.7%

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Total applications processed	326,958	311,062	622,509	569,849
Weighted average origination credit score of sales financed (1)	617	609	613	609
Percent of total applications approved and utilized	20.0%	28.0%	21.1%	27.8%
Average income of credit customer at origination	$46,300	$45,700	$46,300	$45,500
Percent of retail sales paid for by:
In-house financing, including down payments received	48.5%	68.8%	55.1%	68.5%
Third-party financing	23.9%	17.7%	20.8%	16.9%
Third-party lease-to-own option	8.4%	6.5%	8.4%	7.3%
	80.8%	93.0%	84.3%	92.7%
(1)Credit scores exclude non-scored accounts.
(2)Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
(3)Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.
(4)Increase was primarily driven by higher risk loans originated during the first half of fiscal year 2020 and an increase in new customer mix.
(5)For the period ended July 31, 2020, the allowance for bad debts and uncollectible interest is based on the expected loss methodology. For the period ended July 31, 2019, the allowance for bad debts and uncollectible interest is based on the incurred loss methodology.
Our customer portfolio balance and related allowance for uncollectible accounts are segregated between customer accounts receivable and restructured accounts. Customer accounts receivable include all accounts for which the payment term has not been cumulatively extended over three months or refinanced. Restructured accounts include all accounts for which the payment term has been re-aged in excess of three months or refinanced.
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance increased to 22.5% as of July 31, 2020 from 10.0% as of July 31, 2019. The increase in our allowance for uncollectible accounts was primarily related to the implementation of CECL during the first quarter of fiscal year 2021, which transitioned our allowance from an incurred loss reserve to a lifetime reserve, and an increase in our economic adjustment related to the COVID-19 pandemic.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due increased 170 basis points over the prior year period to 8.4% as of July 31, 2020 from 6.7% as of July 31, 2019. The increase was primarily due to higher risk loans originated during the first half of fiscal year 2020 and an increase in new customer mix.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 37.5% as of July 31, 2020 as compared to 36.2% as of July 31, 2019. The increase in the allowance for uncollectible accounts was due to an increase in delinquencies.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 21.0% for the three months ended July 31, 2020 compared to 13.0% for the three months ended July 31, 2019. The increase in bad debt charge-offs, net of recoveries, was primarily due to higher risk loans originated during the first half of fiscal year 2020 and an increase in new customer mix.
As of July 31, 2020 and 2019, balances under no-interest programs included within customer receivables were $248.2 million and $368.6 million, respectively.

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
Operating cash flows.  For the six months ended July 31, 2020, net cash provided by operating activities was $305.7 million compared to $89.4 million for the six months ended July 31, 2019. The increase in net cash provided by operating activities was primarily driven by an increase in cash provided by working capital, which was primarily due to a decrease in receivables as we increased collections on customer and vendor receivables and an increase in payables as we preserved our liquidity during the COVID-19 pandemic. These increases were partially offset by a decrease in net income when adjusted for non-cash activity.
Investing cash flows.  For the six months ended July 31, 2020, net cash used in investing activities was $32.5 million compared to $33.3 million for the six months ended July 31, 2019. The cash used during the six months ended July 31, 2020 was primarily for capital expenditures related to our two new distribution centers to support long-term growth. The cash used during the six months ended July 31, 2019 was primarily for capital expenditures related to investments in new stores, renovations and expansions of existing stores, a new distribution center and technology investments.
Financing cash flows.  For the six months ended July 31, 2020, net cash used in financing activities was $283.9 million compared to net cash used in financing activities of $45.3 million for the six months ended July 31, 2019. During the period ended July 31, 2020, net borrowings under our Revolving Credit Facility were $34.8 million as compared to net payments of $103.0 million during the period ended July 31, 2019. Payments on asset-backed notes of approximately $315.2 million were made during the six months ended July 31, 2020 compared to approximately $285.7 million in the comparable prior year period. During the six months ended July 31, 2019, we issued 2019-A VIE asset backed notes resulting in net proceeds to us of approximately $379.2 million, net of transaction costs, which were used to pay down the entire balance of the Company’s Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes. No asset back notes were issued during the six months ended July 31, 2020.
Share Repurchase Program. On May 30, 2019, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $75.0 million of our outstanding common stock. The stock repurchase program expired on May 30, 2020. No shares were repurchased for the quarter ended July 31, 2020.
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of July 31, 2020, $172.3 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
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
The asset-backed notes outstanding as of July 31, 2020 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2017-B Class C Notes	$78,640	$77,843	$16,168	12/20/2017	11/15/2022	5.95%	6.21%
2018-A Class A Notes	219,200	217,832	12,203	8/15/2018	1/17/2023	3.25%	4.80%
2018-A Class B Notes	69,550	69,020	7,359	8/15/2018	1/17/2023	4.65%	5.55%
2018-A Class C Notes	69,550	68,850	7,359	8/15/2018	1/17/2023	6.02%	6.93%
2019-A Class A Notes	254,530	253,026	36,151	4/24/2019	10/16/2023	3.40%	4.25%
2019-A Class B Notes	64,750	64,276	46,427	4/24/2019	10/16/2023	4.36%	4.77%
2019-A Class C Notes	62,510	61,898	44,821	4/24/2019	10/16/2023	5.29%	5.71%
2019-B Class A Notes	317,150	315,417	118,509	11/26/2019	6/17/2024	2.66%	4.27%
2019-B Class B Notes	85,540	84,916	85,540	11/26/2019	6/17/2024	3.62%	4.17%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	4.94%
Total	$1,304,690	$1,295,534	$457,807
(1)After giving effect to debt issuance costs.
(2)For the six months ended July 31, 2020, and inclusive of the impact of changes in timing of actual and expected cash flows.
Revolving Credit Facility. On May 23, 2018, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into the Fourth Amended and Restated Loan and Security Agreement (as amended from time to time, “Fourth A&R Loan and Security Agreement”), with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of May 23, 2022.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2020, we had immediately available borrowing capacity of $409.7 million under our Revolving Credit Facility, net of standby letters of credit issued of $12.5 million and prior to giving effect to a minimum liquidity requirement of $125.0 million pursuant to the Third Amendment. We also had $163.9 million that could have become available under our Revolving Credit Facility were we to grow the balance of eligible customer receivables and total eligible inventory balances.
On June 5, 2020 we entered into the Third Amendment to our Revolving Credit Facility (the “Third Amendment”). Under the Third Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.8% for the six months ended July 31, 2020.
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

Debt Covenants. The Third Amendment waived the interest coverage covenants beginning with the first quarter of fiscal year 2021 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fourth quarter of fiscal year 2021. After giving effect to the foregoing amendment, as of July 31, 2020, we were in compliance with the covenants in our Revolving Credit Facility. If we were to breach certain covenants under our Revolving Credit Facility in the future, that breach might trigger a default under our Revolving Credit Facility, which, if not remedied, would require a waiver from the lenders under our Revolving Credit Facility or an amendment to our Revolving Credit Facility in order for us to avoid an event of default. There can be no assurances that, in the event of such a covenant breach, we would be able to obtain the necessary waivers or amendments to remain in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at July 31, 2020 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	1.95:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.18:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$34.0 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.6 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.7 million and $1.2 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened four new stores during the first half of fiscal year 2021 and currently plan to open a total of seven to nine new stores during fiscal year 2021. Our anticipated capital expenditures for the remainder of fiscal year 2021 are between $25.0 million and $30.0 million, which includes expenditures for new stores we plan to open in fiscal year 2021.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of July 31, 2020, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $409.7 million under our Revolving Credit Facility and (ii) $6.4 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of July 31, 2020:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$68,529	$2,556	$65,973	$—	$—
Senior Notes	259,194	16,458	242,736	—	—
2017-B Class C Notes (2)	18,374	962	17,412	—	—
2018-A Class A Notes (2)	13,181	397	12,784	—	—
2018-A Class B Notes (2)	8,203	342	7,861	—	—
2018-A Class C Notes (2)	8,452	443	8,009	—	—
2019-A Class A Notes (2)	40,097	1,229	2,458	36,410	—
2019-A Class B Notes (2)	52,926	2,024	4,048	46,854	—
2019-A Class C Notes (2)	52,434	2,371	4,742	45,321	—
2019-B Class A Notes (2)	130,747	3,152	6,305	121,290	—
2019-B Class B Notes (2)	97,562	3,097	6,193	88,272	—
2019-B Class C Notes (2)	98,140	3,830	7,661	86,649	—
Financing lease obligations	8,002	1,112	1,941	1,628	3,321
Operating leases:
Real estate	564,841	78,769	163,453	135,386	187,233
Equipment	1,219	515	577	92	35
Contractual commitments (3)	173,205	166,182	6,603	420	—
Total	$1,595,106	$283,439	$558,756	$562,322	$190,589
(1)Estimated interest payments are based on the outstanding balance as of July 31, 2020 and the interest rate in effect at that time.
(2)The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments include commitments to purchase inventory of $141.7 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn’s, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of July 31, 2020 and January 31, 2020, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of July 31, 2020 and January 31, 2020, and a summarized Statement of Operations on a consolidated basis for the six months ended July 31, 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of July 31, 2020 and January 31, 2020, and for the six months ended July 31, 2020:

(in thousands)	July 31, 2020	January 31, 2020
Assets
Cash, cash equivalents and restricted cash	$8,320	$7,641
Customer accounts receivable, net of allowances	260,404	279,977
Inventories	180,893	219,756
Net due from non-guarantor subsidiary	—	3,692
Other current assets	80,314	84,514
Total current assets	529,931	595,580
Long-term portion of customer accounts receivable, net of allowances	321,368	243,307
Property and equipment, net	192,300	173,031
Right of use assets, net	266,046	242,457
Other assets	57,766	30,654
Total assets	$1,367,411	$1,285,029

Liabilities
Current portion of debt	$758	$605
Lease liability operating - current	38,003	35,390
Net due to non-guarantor subsidiary	3,049	—
Other liabilities	149,083	119,856
Total current liabilities	190,893	155,851
Lease liability operating - non current	355,577	329,081
Long-term debt	293,368	257,414
Other long-term liabilities	22,260	21,334
Total liabilities	$862,098	$763,680

(in thousands)	Six Months Ended July 31, 2020
Net sales and finances charges	$602,135
Servicing fee revenue from non-guarantor subsidiary	18,806
Total revenues	620,941
Total costs and expenses	648,467
Net loss	$(27,526)

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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of July 31, 2020, the balance outstanding under our Revolving Credit Facility was $63.9 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $0.6 million over a 12-month period, based on the outstanding balance at July 31, 2020.

ITEM 4.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of July 31, 2020, our management (under the supervision and with the participation of our principal executive officer and our principal financial officer and as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act) assessed the effectiveness of our internal control over financial reporting.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based upon this assessment and those criteria, management believes that, as of July 31, 2020, our internal controls over financial reporting were not effective due to the previously disclosed material weakness in our internal controls over financial reporting described in Part II, Item 9A in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
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
Changes in Internal Controls over Financial Reporting
Other than the changes related to our remediation efforts described above, for the quarter ended July 31, 2020, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of Conn’s common stock by Conn’s or its affiliates during the quarter ended July 31, 2020.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
May 1 - 31	—	$—	—	$8.7
June 1 - 30	—	$—	—	$—
July 1 - 31	—	$—	—	$—
Total	—		—
(1)On May 30, 2019, our Board of Directors approved a stock repurchase program pursuant to which we could repurchase up to $75.0 million of our outstanding common stock. The stock repurchase program expired on May 30, 2020.
(2)Average price paid per share excludes costs associated with the repurchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURE
Not applicable.

ITEM 5.   OTHER INFORMATION
Adoption of Amended and Restated Executive Severance Plan

On September 2, 2020, the Board of Directors, upon the recommendation of the Compensation Committee (the “Committee”), adopted and approved an Amended and Restated Executive Severance Plan (the “Severance Plan”).
Participation in the Severance Plan is limited to employees holding the title of Vice President of the Company or higher, or who are otherwise selected as a participant in the Severance Plan by the Committee. Participants who are party to another agreement with the Company providing for severance benefits may, within 30 days of the effective date of the Severance Plan, elect that the Severance Plan shall apply instead of such other agreement.
Under the Severance Plan, eligible participants are entitled to receive a Termination Payment (as defined in the Severance Plan) which is equal to a multiple of such participant’s annual base salary if the individual's employment is terminated for any reason other than (i) resignation from employment without Good Reason (as defined in the Severance Plan), (ii) death, (iii) Cause (as defined in the Severance Plan), (iv) Disability (as defined in the Severance Plan), or (v) a Good Reason Termination (as defined in the Severance Plan). Such benefit is to be paid in substantially equal installments on the Company’s regularly scheduled payroll dates during the Severance Period (as defined in the Severance Plan). In addition to the cash severance, participants (and their eligible dependents) will also be entitled to receive continued coverage under the Company’s group health plan during the Severance Period at the same cost paid by active employees.

The multiple used in calculating the Termination Payment is 2x for Mr. Norm Miller, Chief Executive Officer and Chairman of the Board, 1.5x for Mr. Lee Wright, Executive Vice President and Chief Operating Officer, 1.5x for Mr. George Bchara, Executive Vice President and Chief Financial Officer, and 1x for Mr. Rodney Lastinger, President - Retail. The Severance Period as used in the Severance Plan is 24 months for Mr. Miller, 18 months for Messrs. Wright and Bchara, and 12 months for Mr. Lastinger.
In the event of a participant’s termination within 24 months of a Change in Control (as defined in the Severance Plan), the Termination Payment may be subject to an increased multiple and shall be paid as a lump sum within 30 days of the Termination Date (as defined in the Severance Plan). The multiple used in calculating the Termination Payment in the event of a termination within 24 months of a Change in Control is increased to 2x for Messrs. Wright, Bchara and Lastinger. Similarly, if terminated within 24 months of a Change in Control, the Severance Period for Messrs. Wright, Bchara and Lastinger is increased to 24 months.
Further, in the event of a participant’s termination within 24 months of a Change in Control, awards under the Company’s equity compensation plans shall become vested and, if applicable, exercisable as of the Termination Date. Certain participants shall also receive a pro-rated bonus based on Company target performance for the fiscal year in which termination occurs.
The Severance Plan may be amended or terminated by the Committee at any time; provided, however, that (i) no amendment materially adverse to any Severance Plan participant will be effective without such participant’s written consent until one year after its adoption, and (ii) termination of the Severance Plan will not be effective until one year following Board or other corporate action authorizing termination of the Severance Plan.
The forgoing description of the Severance Plan is qualified in its entirety by the full text of the plan, a copy of which is attached hereto and filed herewith as Exhibit 10.1 and incorporated by reference herein.

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

10.1*	Amended and Restated Executive Severance Plan
10.2*
Third Amendment to Fourth Amended and Restated Loan and Security Agreement, dated June 5, 2020, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and JP Morgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 9, 2020)

31.1	Rule 13a-14(Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2021, filed with the SEC on September 3, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2020 and January 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended July 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2020 and 2019 and (v) the notes to the Condensed Consolidated Financial Statements.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	September 3, 2020

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)