Form 10-Q
period 2020-10-31
CONNS INC
filed 2020-12-08
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 1, 2020:

Class	Outstanding
Common stock, $0.01 par value per share	29,203,187

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2020

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

Explanatory Note
As previously disclosed in Note 17, Quarterly Information (Unaudited), in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the “2020 Form 10-K”), we restated our audited consolidated financial statements for the three and nine month periods ended October 31, 2019 (the “Non-Reliance Periods”). Accordingly, the condensed consolidated financial statements for the Non-Reliance Periods included in this Form 10-Q have been restated as described in the 2020 Form 10-K. See also Note 1, Summary of Significant Accounting Policies, for further information on the impact of the restatement on the condensed consolidated financial statements for the Non-Reliance Periods.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	October 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$107,822	$5,485
Restricted cash (includes VIE balances of $76,438 and $73,214, respectively)	78,374	75,370
Customer accounts receivable, net of allowances (includes VIE balances of $322,235 and $393,764, respectively)	489,841	673,742
Other accounts receivable	56,414	68,753
Inventories	216,161	219,756
Income taxes receivable	10,631	4,315
Prepaid expenses and other current assets	9,944	11,445
Total current assets	969,187	1,058,866
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $263,866 and $420,454, respectively)	444,352	663,761
Property and equipment, net	191,079	173,031
Operating lease right-of-use assets	269,770	242,457
Deferred income taxes	44,725	18,599
Other assets	14,343	12,055
Total assets	$1,933,456	$2,168,769
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$769	$605
Accounts payable	74,338	48,554
Accrued compensation and related expenses	23,673	10,795
Accrued expenses	66,518	52,295
Operating lease liability - current	37,663	35,390
Income taxes payable	1,036	2,394
Deferred revenues and other credits	12,765	12,237
Total current liabilities	216,762	162,270
Operating lease liability - non current	362,035	329,081
Long-term debt and finance lease obligations (includes VIE balances of $570,991 and $768,121, respectively)	800,586	1,025,535
Other long-term liabilities	25,602	24,703
Total liabilities	1,404,985	1,541,589
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,645,472 and 32,125,055 shares issued, respectively)	326	321
Treasury stock (at cost; 3,485,441 shares and 3,485,441 shares, respectively)	(66,290)	(66,290)
Additional paid-in capital	128,552	122,513
Retained earnings	465,883	570,636
Total stockholders’ equity	528,471	627,180
Total liabilities and stockholders’ equity	$1,933,456	$2,168,769
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenues:
Product sales	$239,157	$250,233	$702,497	$759,256
Repair service agreement commissions	17,465	26,478	57,730	78,149
Service revenues	3,150	3,411	9,611	10,758
Total net sales	259,772	280,122	769,838	848,163
Finance charges and other revenues	74,386	96,005	248,396	282,535
Total revenues	334,158	376,127	1,018,234	1,130,698
Costs and expenses:
Cost of goods sold	160,378	170,453	484,015	509,746
Selling, general and administrative expense	122,158	125,608	350,443	371,006
Provision for bad debts	27,493	45,925	176,864	135,707
Charges and credits	—	3,837	3,589	3,142
Total costs and expenses	310,029	345,823	1,014,911	1,019,601
Operating income	24,129	30,304	3,323	111,097
Interest expense	11,563	15,051	39,778	43,944
Income (loss) before income taxes	12,566	15,253	(36,455)	67,153
Provision (benefit) for income taxes	5,147	3,784	(8,192)	16,201
Net income (loss)	$7,419	$11,469	$(28,263)	$50,952
Income (loss) per share:
Basic	$0.25	$0.39	$(0.97)	$1.65
Diluted	$0.25	$0.39	$(0.97)	$1.62
Weighted average common shares outstanding:
Basic	29,142,843	29,094,062	29,013,759	30,796,114
Diluted	29,483,481	29,710,740	29,013,759	31,353,834
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2020	32,125,055	$321	$122,513	$570,636	(3,485,441)	$(66,290)	$627,180
Adoption of ASU 2016-13	—	—	—	(76,490)	—	—	(76,490)
Exercise of options and vesting of restricted stock, net of withholding tax	321,468	3	(1,288)	—	—	—	(1,285)
Issuance of common stock under Employee Stock Purchase Plan	47,450	1	176	—	—	—	177
Stock-based compensation	—	—	2,430	—	—	—	2,430
Net loss	—	—	—	(56,202)	—	—	(56,202)
Balance April 30, 2020	32,493,973	$325	$123,831	$437,944	(3,485,441)	$(66,290)	$495,810
Exercise of options and vesting of restricted stock, net of withholding tax	70,271	1	(159)	—	—	—	(158)
Issuance of common stock under Employee Stock Purchase Plan	51,643	—	160	—	—	—	160
Stock-based compensation	—	—	2,254	—	—	—	2,254
Net income	—	—	—	20,520	—	—	20,520
Balance July 31, 2020	32,615,887	$326	$126,086	$458,464	(3,485,441)	$(66,290)	$518,586
Exercise of options and vesting of restricted stock, net of withholding tax	6,856	—	(32)	—	—	—	(32)
Issuance of common stock under Employee Stock Purchase Plan	22,729	—	194	—	—	—	194
Stock-based compensation	—	—	2,304	—	—	—	2,304
Net income	—	—	—	7,419	—	—	7,419
Balance October 31, 2020	32,645,472	$326	$128,552	$465,883	(3,485,441)	$(66,290)	$528,471

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2019	31,788,162	$318	$111,185	$508,472	—	$—	$619,975
Adoption of ASU 2016-02	—	—	—	6,160	—	—	6,160
Exercise of options and vesting of restricted stock, net of withholding tax	136,206	1	(1,241)	—	—	—	(1,240)
Issuance of common stock under Employee Stock Purchase Plan	12,158	—	198	—	—	—	198
Stock-based compensation	—	—	3,217	—	—	—	3,217
Net income	—	—	—	19,509	—	—	19,509
Balance April 30, 2019	31,936,526	$319	$113,359	$534,141	—	$—	$647,819
Exercise of options and vesting of restricted stock, net of withholding tax	51,384	1	(327)	—	—	—	(326)
Issuance of common stock under Employee Stock Purchase Plan	12,638	—	194	—	—	—	194
Stock-based compensation	—	—	3,419	—	—	—	3,419
Common stock repurchase	—	—	—	—	(1,874,846)	(34,344)	(34,344)
Net income	—	—	—	19,974	—	—	19,974
Balance July 31, 2019	32,000,548	$320	$116,645	$554,115	(1,874,846)	$(34,344)	$636,736
Exercise of options and vesting of restricted stock, net of withholding tax	19,043	—	(211)	—	—	—	(211)
Issuance of common stock under Employee Stock Purchase Plan	18,341	—	220	—	—	—	220
Stock-based compensation	—	—	3,216	—	—	—	3,216
Common stock repurchase	—	—	—	—	(1,261,819)	(24,727)	(24,727)
Net income	—	—	—	11,469	—	—	11,469
Balance October 31, 2019	32,037,932	$320	$119,870	$565,584	(3,136,665)	$(59,071)	$626,703
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(28,263)	$50,952
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	30,506	27,171
Change in right-of-use asset	21,926	20,588
Amortization of debt issuance costs	6,388	6,410
Provision for bad debts and uncollectible interest	225,713	179,150
Stock-based compensation expense	6,988	9,852
Charges, net of credits	3,589	3,142
Deferred income taxes	(3,954)	2,846
Gain on disposal of property and equipment	198	68
Tenant improvement allowances received from landlords	15,137	19,685
Change in operating assets and liabilities:
Customer accounts receivable	79,357	(162,075)
Other accounts receivables	11,918	(3,138)
Inventories	3,595	(27,581)
Other assets	(342)	(7,994)
Accounts payable	23,423	14,313
Accrued expenses	24,666	(8,823)
Operating leases	(29,151)	(24,703)
Income taxes	(4,370)	(7,656)
Deferred revenues and other credits	(1,862)	322
Net cash provided by operating activities	385,462	92,529
Cash flows from investing activities:
Purchases of property and equipment	(46,644)	(48,324)
Proceeds from asset dispositions	—	724
Net cash used in investing activities	(46,644)	(47,600)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	240,100	381,790
Payments on asset-backed notes	(438,523)	(351,424)
Borrowings under revolving credit facility	1,143,311	1,247,195
Payments on revolving credit facility	(1,172,411)	(1,215,395)
Payments on warehouse facility	—	(53,635)
Payments of debt issuance costs and amendment fees	(4,570)	(3,416)
Proceeds from stock issued under employee benefit plans	533	835
Tax payments associated with equity-based compensation transactions	(1,477)	(2,009)
Purchase of treasury stock	—	(59,071)
Other	(440)	(817)
Net cash used in financing activities	(233,477)	(55,947)
Net change in cash, cash equivalents and restricted cash	105,341	(11,018)
Cash, cash equivalents and restricted cash, beginning of period	80,855	64,937
Cash, cash equivalents and restricted cash, end of period	$186,196	$53,919
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,045	$1,110
Right-of-use assets obtained in exchange for new operating lease liabilities	$65,958	$56,743
Property and equipment purchases not yet paid	$7,023	$8,558
Supplemental cash flow data:
Cash interest paid	$28,803	$33,496
Cash income taxes paid (refunded), net	$394	$17,119
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
Restatement. In connection with the preparation of the 2020 Form 10-K, the Company’s management became aware that the Company’s historical condensed consolidated interim financial statements for the Non-Reliance Periods contained errors in the calculation and reporting of finance charges and other revenues and provision for bad debts resulting from an error in the allowance for bad debts and uncollectible interest related to the implementation of the Company’s new loan management system. As a result of these errors, the Company restated its historical condensed consolidated interim financial statements for the Non-Reliance Periods. The condensed consolidated cash flow statement for the nine month Non-Reliance Period was not impacted by the errors.
The correction of these errors reduced finance charges and other revenues in the condensed consolidated statements of income for the Non-Reliance Periods by $1.6 million and increased provision for bad debts for the Non-Reliance Periods by $3.3 million. Those changes affected the condensed consolidated balance sheets and condensed consolidated statement of stockholders’ equity as of the end of the Non-Reliance Periods as follows: customer accounts receivable, net of allowances, decreased by $4.9 million, income taxes receivable increased by $0.9 million and deferred income taxes increased by $0.3 million, resulting in a decrease in each of total assets, total stockholders’ equity and total liabilities and stockholders’ equity of approximately $3.7 million. See Note 17, Quarterly Information (Unaudited), in the 2020 Form 10-K for further details.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Refer to Note 5, Debt and Financing Lease Obligations, and Note 7, Variable Interest Entities, for additional information.
Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ, even significantly, from these estimates. Management evaluates its estimates and related assumptions regularly, including those related to the allowance for doubtful accounts and allowances for no-interest option credit programs, which are particularly sensitive given the size of our customer portfolio balance. During the three months ended July 31, 2020, we refined our historical charge-off estimate in our current expected credit loss model which resulted in an increase to the allowance for bad debt of $15.8 million. No further changes were made to the historical charge-off estimate during the three months ended October 31, 2020.
Cash and Cash Equivalents. As of October 31, 2020 and January 31, 2020, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $6.3 million and $4.0 million as of October 31, 2020 and January 31, 2020, respectively.
Restricted Cash. The restricted cash balance as of October 31, 2020 and January 31, 2020 includes $67.3 million and $59.7 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $9.1 million and $13.9 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $75.8 million as of October 31, 2020.
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At October 31, 2020 and January 31, 2020, there was $9.2 million and $10.6 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At October 31, 2020 and January 31, 2020, the carrying value of customer accounts receivable in non-accrual status was $9.8 million and $12.5 million, respectively. At October 31, 2020 and January 31, 2020, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $102.0 million and $132.7 million, respectively. At October 31, 2020 and January 31, 2020, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $7.2 million and $12.1 million, respectively, were included within the customer receivables balance carried in non-accrual status.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $4.1 million and $3.5 million as of October 31, 2020 and January 31, 2020, respectively.
Income Taxes. For the nine months ended October 31, 2020 and 2019, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2021 and 2020 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the nine months ended October 31, 2020 and 2019, the effective tax rate was 22.5% and 24.1%, respectively. The primary factor affecting the decrease in our effective tax rate for the nine months ended October 31, 2020 was a $2.5 million benefit recognized in the current period as a result of net operating loss provisions within the CARES Act that provide for a five year carryback of losses.
Stock-based Compensation. During the nine months ended October 31, 2020, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of $8.0 million. The PSUs will vest after the Company’s fiscal year 2024, if at all, upon certification by the compensation committee of the satisfaction of certain total shareholder return conditions over the three fiscal years commencing with the Company’s fiscal year 2021. The majority of the RSUs will vest, if at all, over periods of three years to four years from the date of grant.
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
The following table sets forth the RSUs and PSUs granted during the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
RSUs	—	2,534	622,195	106,328
PSUs (1)	—	—	270,828	33,894
Total stock awards granted	—	2,534	893,023	140,222
Aggregate grant date fair value (in thousands)	$—	$65	$7,957	$2,910
(1)The weighted-average assumptions used in the Monte Carlo model for the PSUs granted on February 6, 2020 included expected volatility of 60.0%, an expected term of 3 years and risk-free interest rate of 1.42%.  No dividend yield was included in the weighted-average assumptions.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended October 31, 2020 and 2019, stock-based compensation expense was $2.3 million and $3.2 million, respectively. For the nine months ended October 31, 2020 and 2019, stock-based compensation expense was $7.0 million and $9.9 million, respectively.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Weighted-average common shares outstanding - Basic	29,142,843	29,094,062	29,013,759	30,796,114
Dilutive effect of stock options, PSUs and RSUs	340,638	616,678	—	557,720
Weighted-average common shares outstanding - Diluted	29,483,481	29,710,740	29,013,759	31,353,834
For the three months ended October 31, 2020 and 2019, the weighted average number of stock options and RSUs not included in the calculation due to their anti-dilutive effect was 894,130 and 660,304, respectively. For the nine months ended October 31, 2020 and 2019, the weighted average number of stock options and RSUs not included in the calculation due to their anti-dilutive effect, was 1,225,771 and 885,554, respectively.
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At October 31, 2020, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $219.0 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At October 31, 2020, the fair value of the asset backed notes was $553.3 million as compared to the carrying value of $574.6 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the nine months ended October 31, 2020, we recognized $1.2 million of revenue for customer

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

deposits deferred as of January 31, 2020. During the nine months ended October 31, 2020, we recognized $3.3 million of revenue for RSA administrative fees deferred as of January 31, 2020.
Leases. In response to the COVID-19 pandemic, during the nine months ended October 31, 2020, we renegotiated a portion of our leases as a means of preserving liquidity. On April 10, 2020 the Financial Accounting Standards Board (“FASB”) issued guidance for lease concessions entered into in response to the COVID-19 pandemic that allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification if it does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected to apply this guidance to our COVID-19 lease concessions. As a result, for the nine months ended October 31, 2020, there were no material modifications to our leases.
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
Pursuant to ASC 326 requirements, the Company uses a 24-month reasonable and supportable forecast period for the Customer Accounts Receivable portfolio. We estimate losses beyond the 24-month forecast period based on historic loss rates experienced over the life of our historic loan portfolio by loan pool type. We will revisit our measurement methodology and assumption annually, or more frequently if circumstances warrant.
The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as a result of the adoption of ASC 326 were as follows:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	October 31, 2020	January 31, 2020
Customer accounts receivable (1)	$1,276,100	$1,602,037
Deferred fees and origination costs, net	(14,093)	(15,746)
Allowance for no-interest option credit programs	(10,391)	(14,984)
Allowance for uncollectible interest	(20,894)	(23,662)
Carrying value of customer accounts receivable	1,230,722	1,547,645
Allowance for credit losses (2)	(296,529)	(210,142)
Carrying value of customer accounts receivable, net of allowance for credit losses	934,193	1,337,503
Short-term portion of customer accounts receivable, net	(489,841)	(673,742)
Long-term customer accounts receivable, net	$444,352	$663,761

	Carrying Value
(in thousands)	October 31, 2020	January 31, 2020
Customer accounts receivable 60+ days past due (3)	$141,441	$193,797
Re-aged customer accounts receivable (4)	347,113	455,704
Restructured customer accounts receivable (5)	190,819	211,857
(1)As of October 31, 2020 and January 31, 2020, the customer accounts receivable balance included $32.6 million and $43.7 million, respectively, in interest receivable. Net of the allowance for uncollectible interest, interest receivable outstanding as of October 31, 2020 and January 31, 2020 was $11.7 million and $20.0 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of October 31, 2020, which incorporated the continued estimated impact of the global COVID-19 outbreak on the U.S. economy. Our forecast utilized economic projections from a major rating service reflecting an increase in unemployment. The allowance for credit losses as of January 31, 2020 is based on an incurred loss model, which reserves for incurred losses in the portfolio as of January 31, 2020.
(3)As of October 31, 2020 and January 31, 2020, the carrying value of customer accounts receivable past due one day or greater was $367.3 million and $527.0 million, respectively. These amounts include the 60+ days past due balances shown above.
(4)The re-aged carrying value as of October 31, 2020 and January 31, 2020 includes $91.3 million and $131.4 million, respectively, in carrying value that are both 60+ days past due and re-aged.
(5)The restructured carrying value as of October 31, 2020 and January 31, 2020 includes $52.4 million and $64.8 million, respectively, in carrying value that are both 60+ days past due and restructured.
The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	October 31, 2020
Customer accounts receivable - current	$666,294
Allowance for credit losses for customer accounts receivable - current	(176,453)
Customer accounts receivable, net of allowances	489,841
Customer accounts receivable - non current	585,322
Allowance for credit losses for customer accounts receivable - non current	(140,970)
Long-term portion of customer accounts receivable, net of allowances	444,352
Total customer accounts receivable, net	$934,193
The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

	Nine Months Ended October 31, 2020			Nine Months Ended October 31, 2019
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period, prior to adoption of ASC 326	$145,680	$88,123	$233,803	$147,123	$67,756	$214,879
Impact of adoption ASC 326	95,136	3,526	98,662	—	—	—
Provision for credit loss expense (1)	164,697	60,595	225,292	119,846	58,818	178,664
Principal charge-offs (2)	(144,048)	(62,678)	(206,726)	(116,698)	(44,686)	(161,384)
Interest charge-offs	(40,340)	(17,553)	(57,893)	(27,076)	(10,368)	(37,444)
Recoveries (3)	16,922	7,363	24,285	13,571	5,197	18,768
Allowance at end of period	$238,047	$79,376	$317,423	$136,766	$76,717	$213,483
Average total customer portfolio balance	$1,219,794	$216,433	$1,436,227	$1,362,790	$195,471	$1,558,261
(1)Includes provision for uncollectible interest, which is included in finance charges and other revenues, and changes in expected future recoveries.
(2)Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). The increase in bad debt charge-offs, net of recoveries, was primarily due to an increase in new customer mix and the impact of difficulties in collection efforts related to the implementation of our new loan management system during the fourth quarter of fiscal year 2020.
(3)Recoveries include the principal amount collected during the period for previously charged-off balances.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We manage our Customer Accounts Receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by year of origination. The information is updated as of October 31, 2020:

(in thousands)
Delinquency Bucket	2020	2019	2018	2017	Prior	Total	% of Total
Current	$418,548	$316,243	$113,741	$14,045	$851	$863,428	70.2%
1-30	49,070	78,166	36,580	8,113	685	172,614	14.0%
31-60	12,652	23,948	12,449	3,805	385	53,239	4.3%
61-90	7,536	17,974	8,756	2,755	264	37,285	3.0%
91+	19,328	50,445	25,437	8,026	920	104,156	8.5%
Total	$507,134	$486,776	$196,963	$36,744	$3,105	$1,230,722	100.0%

3.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Professional fees	$—	$—	$3,589	$—
Write-off of software costs	—	1,209	—	1,209
Facility relocation costs	—	2,628	—	1,933
Total charges and credits	$—	$3,837	$3,589	$3,142

During the three months ended October 31, 2019, we recognized $3.2 million in impairments from exiting certain leases upon the relocation of three distribution centers into one facility. These facility closure costs were offset by a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system. During the nine months ended October 31, 2020, we recognized $3.6 million in professional fees associated with non-recurring expenses. During the nine months ended October 31, 2019, we recognized $3.2 million in impairments from the exiting of certain leases upon the relocation of three distribution centers into one facility. These facility closure costs were offset by a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters and a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system.

4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Interest income and fees	$69,996	$85,903	$235,438	$255,124
Insurance income	4,222	9,905	12,359	26,809
Other revenues	168	197	599	602
Total finance charges and other revenues	$74,386	$96,005	$248,396	$282,535
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
During the three months ended October 31, 2020 and 2019, interest income and fees reflected provisions for uncollectible interest of $16.9 million and $16.8 million, respectively. The amounts included in interest income and fees related to TDR accounts for the three months ended October 31, 2020 and 2019 were $9.3 million and $9.0 million, respectively. During the

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

nine months ended October 31, 2020 and 2019, interest income and fees reflected provisions for uncollectible interest of $48.8 million and $43.4 million, respectively. The amounts included in interest income and fees related to TDR accounts for the nine months ended October 31, 2020 and 2019 were $28.8 million and $25.7 million, respectively.

5.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	October 31, 2020	January 31, 2020
Revolving Credit Facility	$—	$29,100
Senior Notes	227,000	227,000
2017-B VIE Asset-backed Class C Notes	—	59,655
2018-A VIE Asset-backed Class A Notes	2,029	34,112
2018-A VIE Asset-backed Class B Notes	2,861	20,572
2018-A VIE Asset-backed Class C Notes	2,861	20,572
2019-A VIE Asset-backed Class A Notes	27,393	76,241
2019-A VIE Asset-backed Class B Notes	35,180	64,750
2019-A VIE Asset-backed Class C Notes	33,963	62,510
2019-B VIE Asset-backed Class A Notes	61,412	265,810
2019-B VIE Asset-backed Class B Notes	85,540	85,540
2019-B VIE Asset-backed Class C Notes	83,270	83,270
2020-A VIE Asset-backed Class A Notes	174,900	—
2020-A VIE Asset-backed Class B Notes	65,200	—
Financing lease obligations	5,665	5,209
Total debt and financing lease obligations	807,274	1,034,341
Less:
Discount on debt	(983)	(1,404)
Deferred debt issuance costs	(4,936)	(6,797)
Current maturities of long-term debt and financing lease obligations	(769)	(605)
Long-term debt and financing lease obligations	$800,586	$1,025,535
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of October 31, 2020, $176.0 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
On November 30, 2020, the Company announced a cash tender offer for up to $100.0 million aggregate principal amount of its Senior Notes. See Note 9, Subsequent Events, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for further details.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The asset-backed notes outstanding as of October 31, 2020 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2018-A Class A Notes	$219,200	$217,832	$2,029	8/15/2018	1/17/2023	3.25%	5.03%
2018-A Class B Notes	69,550	69,020	2,861	8/15/2018	1/17/2023	4.65%	5.65%
2018-A Class C Notes	69,550	68,850	2,861	8/15/2018	1/17/2023	6.02%	7.02%
2019-A Class A Notes	254,530	253,026	27,393	4/24/2019	10/16/2023	3.40%	4.41%
2019-A Class B Notes	64,750	64,276	35,180	4/24/2019	10/16/2023	4.36%	4.87%
2019-A Class C Notes	62,510	61,898	33,963	4/24/2019	10/16/2023	5.29%	5.81%
2019-B Class A Notes	317,150	315,417	61,412	11/26/2019	6/17/2024	2.66%	4.34%
2019-B Class B Notes	85,540	84,916	85,540	11/26/2019	6/17/2024	3.62%	4.22%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	5.02%
2020-A Class A Notes	174,900	173,716	174,900	10/16/2020	6/16/2025	1.71%	3.58%
2020-A Class B Notes	65,200	64,754	65,200	10/16/2020	6/16/2025	4.27%	5.86%
Total	$1,466,150	$1,456,161	$574,609
(1)After giving effect to debt issuance costs.
(2)For the nine months ended October 31, 2020, and inclusive of the impact of changes in timing of actual and expected cash flows.
On October 16, 2020, the Company completed the issuance and sale of $240.1 million aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $238.5 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on June 16, 2025 and consist of $174.9 million of 1.71% Asset Backed Fixed Rate Notes, Class A, Series 2020-A and $65.2 million of 4.27% Asset Backed Fixed Rate Notes, Class B, Series 2020-A. Additionally, the Company issued $62.9 million in aggregate principal amount of 7.10% Asset Backed Fixed Rate Notes, Class C, Series 2020-A which mature on June 16, 2025. The Class C Notes are currently being retained by the Company.
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
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2020, we had immediately available borrowing capacity of $276.9 million under our Revolving Credit Facility, net of standby letters of credit issued of $27.5 million and prior to giving effect to a minimum liquidity requirement of $125.0 million pursuant to the Third Amendment as defined below. We also had $345.6 million that could have become available under our Revolving Credit Facility were we to grow the balance of eligible customer receivables and total eligible inventory balances.
On June 5, 2020 we entered into the Third Amendment to our Revolving Credit Facility (the “Third Amendment”). Under the Third Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 5.2% for the nine months ended October 31, 2020.
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
On November 16, 2020, the Company gave the lenders under the Third Amendment the required 10 days’ notice to terminate the Covenant Relief Period (as defined herein). As a result, the Covenant Relief Period ended on November 30, 2020. See Note 9, Subsequent Events, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for further details.
Debt Covenants. As of October 31, 2020, we were in compliance with the covenants in our Revolving Credit Facility. See Note 9, Subsequent Events, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for further details. If we were to breach certain covenants under our Revolving Credit Facility in the future, that breach might trigger a default under our Revolving Credit Facility, which, if not remedied, would require a waiver from the lenders under our Revolving Credit Facility or an amendment to our Revolving Credit Facility in order for us to avoid an event of default. There can be no assurances that, in the event of such a covenant breach, we would be able to obtain the necessary waivers or amendments to remain in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at October 31, 2020 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	4.05:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	4.69:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.84:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.89:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$34.5 million	$100.0 million

All capitalized terms in the above table are defined in the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.

6.    Contingencies
Securities Litigation. On May 15, 2020, a putative securities class action lawsuit was filed against us and two of our executive officers in the United States District Court for the Southern District of Texas, captioned Uddin v. Conn’s, Inc., et al., No. 4:20-1705 (“Uddin Action”). On November 16, 2020, the lead plaintiff voluntarily dismissed the action without prejudice. The court entered an order recognizing the dismissal on November 17, 2020.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Court previously stayed the MicroCapital Action pending resolution of other outstanding litigation (In re Conn’s Inc. Sec. Litig., Cause No. 14-CV-00548 (S.D. Tex.) (the “Consolidated Securities Action”)), which was settled in October 2018. After that settlement, the stay was lifted, and the defendants filed a motion to dismiss plaintiff’s complaint in the MicroCapital Action on November 6, 2018. On July 26, 2019, the magistrate judge issued a report recommending that defendants’ motion to dismiss the complaint be granted in part and denied in part. On September 25, 2019, the district court adopted the magistrate judge’s report, which permitted MicroCapital to file an amended complaint, which MicroCapital filed on October 30, 2019. Defendants filed their answer to the amended complaint on November 27, 2019.
We intend to vigorously defend our interests in the MicroCapital Action. It is not possible at this time to predict the timing or outcome of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a derivative shareholder lawsuit against us and certain of our current and former directors and former executive officers captioned as Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe (former executive officer) and Conn’s, Inc., Case No. 4:14-cv-03442 (S.D. Tex.) (the “Original Derivative Action”). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from Conn’s. Setting forth substantially similar claims against the same defendants, on February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521 (S.D. Tex.), which was consolidated with the Original Derivative Action.
The Court previously approved a stipulation among the parties to stay the Original Derivative Action pending resolution of the Consolidated Securities Action. The stay was lifted on November 1, 2018, and the defendants filed a motion to dismiss plaintiff’s complaint. Briefing on the motion to dismiss was completed December 3, 2018. On May 29, 2019, the magistrate judge issued a report, recommending that defendants’ motion to dismiss the complaint be granted, but recommended that the plaintiff be permitted to replead his claims. The district court adopted the recommendation on July 5, 2019.
On July 19, 2019, plaintiff filed an amended complaint. On November 1, 2019, the magistrate judge heard argument on the motion to dismiss and postponed certain deadlines. Adopting the report and recommendation issued by the magistrate judge on July 22, 2020, the district court entered an order on September 25, 2020 denying defendant’s motion on the breach of fiduciary duty claims and granting defendants’ motion on the insider trading claims. The district court also allowed plaintiff leave to amend to add 95250 Canada LTEE, which had been omitted from the amended complaint, as a party to the case. Plaintiffs filed a corrected amended complaint on October 21, 2020 in accordance with the district court’s order.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. This case is stayed until at least July 15, 2021.
Prior to filing a lawsuit, an alleged shareholder, Robert J. Casey II (“Casey”), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Casey, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson (former director), Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn’s, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. Since April 2018, this case has been abated pending the resolution of related cases. At a hearing on October 2, 2020, the court took under advisement whether the abatement should continue pending further developments in the Original Derivative Action.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	October 31, 2020	January 31, 2020
Assets:
Restricted cash	$76,438	$73,214
Due from Conn’s, Inc., net	5,953	307
Customer accounts receivable:
Customer accounts receivable	669,954	838,210
Restructured accounts	130,571	147,971
Allowance for uncollectible accounts	(200,770)	(151,263)
Allowance for no-interest option credit programs	(6,312)	(12,445)
Deferred fees and origination costs	(7,342)	(8,255)
Total customer accounts receivable, net	586,101	814,218
Total assets	$668,492	$887,739
Liabilities:
Accrued expenses	$6,105	$5,517
Other liabilities	5,828	7,584

Long-term debt:
2017-B Class C Notes	—	59,655
2018-A Class A Notes	2,029	34,112
2018-A Class B Notes	2,861	20,572
2018-A Class C Notes	2,861	20,572
2019-A Class A Notes	27,393	76,241
2019-A Class B Notes	35,180	64,750
2019-A Class C Notes	33,963	62,510
2019-B Class A Notes	61,412	265,810
2019-B Class B Notes	85,540	85,540
2019-B Class C Notes	83,270	83,270
2020-A Class A Notes	174,900	—
2020-A Class B Notes	65,200	—
	574,609	773,032
Less: deferred debt issuance costs	(3,618)	(4,911)
Total debt	$570,991	$768,121
Total liabilities	$582,924	$781,222
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
As of October 31, 2020, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended October 31, 2020			Three Months Ended October 31, 2019
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$82,793	$—	$82,793	$89,070	$—	$89,070
Home appliance	99,872	—	99,872	90,343	—	90,343
Consumer electronics	35,517	—	35,517	48,113	—	48,113
Home office	16,711	—	16,711	18,681	—	18,681
Other	4,264	—	4,264	4,026	—	4,026
Product sales	239,157	—	239,157	250,233	—	250,233
Repair service agreement commissions	17,465	—	17,465	26,478	—	26,478
Service revenues	3,150	—	3,150	3,411	—	3,411
Total net sales	259,772	—	259,772	280,122	—	280,122
Finance charges and other revenues	168	74,218	74,386	197	95,808	96,005
Total revenues	259,940	74,218	334,158	280,319	95,808	376,127
Costs and expenses:
Cost of goods sold	160,378	—	160,378	170,453	—	170,453
Selling, general and administrative expense (1)	84,245	37,913	122,158	87,105	38,503	125,608
Provision for bad debts	72	27,421	27,493	535	45,390	45,925
Charges and credits	—	—	—	2,628	1,209	3,837
Total costs and expenses	244,695	65,334	310,029	260,721	85,102	345,823
Operating income	15,245	8,884	24,129	19,598	10,706	30,304
Interest expense	—	11,563	11,563	—	15,051	15,051
Income (loss) before income taxes	$15,245	$(2,679)	$12,566	$19,598	$(4,345)	$15,253

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended October 31, 2020			Nine Months Ended October 31, 2019
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$232,670	$—	$232,670	$276,889	$—	$276,889
Home appliance	288,839	—	288,839	266,989	—	266,989
Consumer electronics	118,677	—	118,677	151,454	—	151,454
Home office	49,056	—	49,056	52,270	—	52,270
Other	13,255	—	13,255	11,654	—	11,654
Product sales	702,497	—	702,497	759,256	—	759,256
Repair service agreement commissions	57,730	—	57,730	78,149	—	78,149
Service revenues	9,611	—	9,611	10,758	—	10,758
Total net sales	769,838	—	769,838	848,163	—	848,163
Finance charges and other revenues	599	247,797	248,396	602	281,933	282,535
Total revenues	770,437	247,797	1,018,234	848,765	281,933	1,130,698
Costs and expenses:
Cost of goods sold	484,015	—	484,015	509,746	—	509,746
Selling, general and administrative expense (1)	241,003	109,440	350,443	254,874	116,132	371,006
Provision for bad debts	422	176,442	176,864	645	135,062	135,707
Charges and credits	1,355	2,234	3,589	1,933	1,209	3,142
Total costs and expenses	726,795	288,116	1,014,911	767,198	252,403	1,019,601
Operating income (loss)	43,642	(40,319)	3,323	81,567	29,530	111,097
Interest expense	—	39,778	39,778	—	43,944	43,944
Income (loss) before income taxes	$43,642	$(80,097)	$(36,455)	$81,567	$(14,414)	$67,153

	October 31, 2020			October 31, 2019
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$743,568	$1,189,888	$1,933,456	$672,181	$1,480,970	$2,153,151

(1)For the three months ended October 31, 2020 and 2019, the amount of corporate overhead allocated to each segment reflected in SG&A was $8.5 million and $5.7 million, respectively. For the three months ended October 31, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $8.2 million and $9.8 million, respectively. For the nine months ended October 31, 2020 and 2019, the amount of corporate overhead allocated to each segment reflected in SG&A was $24.2 million and $23.4 million, respectively. For the nine months ended October 31, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $26.9 million and $29.2 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Subsequent Events
Termination of Covenant Relief Period. As previously disclosed, on June 5, 2020, the Company and the lenders entered into a Third Amendment (the “Third Amendment”) to the Fourth Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders. The Third Amendment, among other things, (1) waived the two interest coverage covenants for the period ended on April 30, 2020 and for subsequent periods through the date on which the Company delivers financial statements and a compliance certificate for the quarter ended January 31, 2021 or such earlier date as the borrowers may elect to terminate such relief period upon 10 business days’ prior written notice, the “Covenant Relief Period”; (2) added a minimum liquidity covenant of $125.0 million at any time during the Covenant Relief Period; (3) added a minimum availability covenant requiring at any time during the Covenant Relief Period that the borrowers maintain availability under the revolver equal to the greater of (a) 25% of the lesser of (i) the borrowing base and (ii) the revolver commitments and (b) $75.0 million; and (4) included temporary restrictions, applicable only during the Covenant Relief Period, prohibiting the borrowers from, among other things, (a) making acquisitions and certain other investments, (b) making certain non-ordinary course restricted payments and (c) prepaying certain indebtedness.
On November 16, 2020, the Company gave the lenders under the Third Amendment the required 10 days’ notice to terminate the Covenant Relief Period. As a result, the Covenant Relief Period ended on November 30, 2020.
Cash Tender Offer. On November 30, 2020, the Company announced a cash tender offer for up to $100.0 million aggregate principal amount of its Senior Notes (the “tender offer”) for the total consideration of $980.00, in cash, per $1,000 principal amount of Senior Notes, which includes an early tender payment of $30.00 for holders who validly tender their notes (and do not validly withdraw) prior to 5:00 p.m., New York City time, on December 11, 2020 (the “early tender deadline”). Holders who validly tender their notes after the early tender deadline but on or prior to 11:59 p.m. on December 28, 2020 (the “final expiration date”) will be entitled to receive $950.00, in cash, per $1,000 principal amount of notes accepted for purchase. Settlement of Senior Notes tendered prior to the early tender deadline is scheduled to occur on or shortly after December 14, 2020. Settlement of any Senior Notes tendered in connection with the final expiration date is scheduled to occur on or shortly after December 30, 2020. The Company has reserved the right, subject to compliance with applicable laws, to amend, extend or terminate the tender offer at any time and for any reason.

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
Overview
We continue to monitor the evolving nature of COVID-19 and respond to its impact on our business. We have experienced and continue to experience challenges related to the pandemic. These challenges have increased the complexity of our business and impacted our supply chain and sales for fiscal year 2021 and we expect it to continue into fiscal year 2022. Increased complexity, supply chain issues and reduced sales will likely continue until the effects of COVID-19 diminish. The full impact of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials to prevent and manage disease spread, all of which are uncertain and unpredictable.
We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes. As discussed in the Explanatory Note to this Form 10-Q and in further detail in Note 17, Quarterly Information (Unaudited), in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, amounts presented for the three and nine month periods ended October 31, 2019 have been restated to reflect the impact of corrections to finance charges and other revenues and provision for bad debts resulting from an error in the calculation and reporting of allowance for bad debts and uncollectible interest related to the implementation of the Company’s new loan management system. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

Executive Summary
Total revenues were $334.2 million for the three months ended October 31, 2020 compared to $376.1 million for the three months ended October 31, 2019, a decrease of $41.9 million or 11.1%. Retail revenues were $259.9 million for the three months ended October 31, 2020 compared to $280.3 million for the three months ended October 31, 2019, a decrease of $20.4 million or 7.3%. The decrease in retail revenue was primarily driven by a decrease in same store sales of 10.9% and a decrease in RSA commissions, partially offset by new store growth. The decrease in same store sales reflects proactive underwriting changes, combined with industry wide supply chain disruptions in certain product categories, each of which was the result of the COVID-19 pandemic. Credit revenues were $74.2 million for the three months ended October 31, 2020 compared to $95.8 million for the three months ended October 31, 2019, a decrease of $21.6 million or 22.5%. The decrease in credit revenue was primarily due to a decrease of 16.0% in the average balance of the customer receivable portfolio, a decrease in insurance commissions due to a decline in the balance of sale of our in-house credit financing and a decrease in insurance retrospective income. The decrease was also due to a decline in the yield rate to 21.1% during the three months ended October 31, 2020, 60 basis points lower than the three months ended October 31, 2019.
Retail gross margin for the three months ended October 31, 2020 was 38.3%, a decrease of 90 basis points from the 39.2% reported for the three months ended October 31, 2019. The year-over-year decrease in retail gross margin was primarily driven by the impact of a decrease in RSA commissions and retrospective income.
Selling, general and administrative expense (“SG&A”) for the three months ended October 31, 2020 was $122.2 million compared to $125.6 million for the three months ended October 31, 2019, a decrease of $3.4 million or 2.7%. The SG&A decrease in the retail segment was primarily due to a reduction in advertising costs and labor costs, partially offset by an increase in occupancy costs. The SG&A decrease in the credit segment was primarily due to decreases in labor costs.
Provision for bad debts was $27.5 million for the three months ended October 31, 2020 compared to $45.9 million for the three months ended October 31, 2019, a decrease of $18.4 million. The decrease was driven by a greater decrease in the allowance for bad debts during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The decrease in the allowance for bad debts was primarily driven by the year-over-year decrease in the customer accounts receivable portfolio and a decrease of $12.4 million related to a decrease in forecasted unemployment rates. These decreases were partially offset by an $8.0 million increase from the impact of COVID-19 on the portfolio performance related to accounts that received a COVID-19 payment deferral.
Interest expense was $11.6 million for the three months ended October 31, 2020 and $15.1 million for the three months ended October 31, 2019, a decrease of $3.5 million or 23.2%. The decrease was driven by a lower average outstanding balance of debt.
Net income for the three months ended October 31, 2020 was $7.4 million, or $0.25 per diluted share, compared to net income of $11.5 million, or $0.39 per diluted share, for the three months ended October 31, 2019.
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

Outlook
We are generally classified as an essential business by government authorities in the jurisdictions in which we operate as we provide essential goods and services to our communities. As a result, despite widespread stay-at-home orders that have been in effect from time to time since the COVID-19 pandemic began in March 2020, most of our stores have remained open, though at times operating on reduced schedules as mandated. As of December 8, 2020, substantially all of our stores are open and conduct regular in-store shopping hours. However, as noted in the “Overview” above, our business and industry continue to be impacted by the COVID-19 outbreak in the United States. As we face the possibility of another wave, the full extent to which the pandemic will impact our supply chain, future business and operating results is highly uncertain. Despite this, we are well positioned to continue serving our customers and supporting our employees as we continue with our previously implemented proactive measures and further monitor and respond to the pandemic.
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

Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues:
Total net sales	$259,772	$280,122	$(20,350)	$769,838	$848,163	$(78,325)
Finance charges and other revenues	74,386	96,005	(21,619)	248,396	282,535	(34,139)
Total revenues	334,158	376,127	(41,969)	1,018,234	1,130,698	(112,464)
Costs and expenses:
Cost of goods sold	160,378	170,453	(10,075)	484,015	509,746	(25,731)
Selling, general and administrative expense	122,158	125,608	(3,450)	350,443	371,006	(20,563)
Provision for bad debts	27,493	45,925	(18,432)	176,864	135,707	41,157
Charges and credits	—	3,837	(3,837)	3,589	3,142	447
Total costs and expenses	310,029	345,823	(35,794)	1,014,911	1,019,601	(4,690)
Operating income	24,129	30,304	(6,175)	3,323	111,097	(107,774)
Interest expense	11,563	15,051	(3,488)	39,778	43,944	(4,166)
Income (loss) before income taxes	12,566	15,253	(2,687)	(36,455)	67,153	(103,608)
Provision (benefit) for income taxes	5,147	3,784	1,363	(8,192)	16,201	(24,393)
Net income (loss)	$7,419	$11,469	$(4,050)	$(28,263)	$50,952	$(79,215)

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
The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(dollars in thousands)	2020	2019	Change	2020	2019	Change
Revenues:
Product sales	$239,157	$250,233	$(11,076)	$702,497	$759,256	$(56,759)
Repair service agreement commissions	17,465	26,478	(9,013)	57,730	78,149	(20,419)
Service revenues	3,150	3,411	(261)	9,611	10,758	(1,147)
Total net sales	259,772	280,122	(20,350)	769,838	848,163	(78,325)
Finance charges and other	168	197	(29)	599	602	(3)
Total revenues	259,940	280,319	(20,379)	770,437	848,765	(78,328)
Costs and expenses:
Cost of goods sold	160,378	170,453	(10,075)	484,015	509,746	(25,731)
Selling, general and administrative expense (1)	84,245	87,105	(2,860)	241,003	254,874	(13,871)
Provision for bad debts	72	535	(463)	422	645	(223)
Charges and credits	—	2,628	(2,628)	1,355	1,933	(578)
Total costs and expenses	244,695	260,721	(16,026)	726,795	767,198	(40,403)
Operating income	$15,245	$19,598	$(4,353)	$43,642	$81,567	$(37,925)
Number of stores:
Beginning of period	141	131		137	123
Opened	2	6		6	14
End of period	143	137		143	137

Credit Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Revenues:
Finance charges and other revenues	$74,218	$95,808	$(21,590)	$247,797	$281,933	$(34,136)
Costs and expenses:
Selling, general and administrative expense (1)	37,913	38,503	(590)	109,440	116,132	(6,692)
Provision for bad debts	27,421	45,390	(17,969)	176,442	135,062	41,380
Charges and credits	—	1,209	(1,209)	2,234	1,209	1,025
Total costs and expenses	65,334	85,102	(19,768)	288,116	252,403	35,713
Operating income (loss)	8,884	10,706	(1,822)	(40,319)	29,530	(69,849)
Interest expense	11,563	15,051	(3,488)	39,778	43,944	(4,166)
Loss before income taxes	$(2,679)	$(4,345)	$1,666	$(80,097)	$(14,414)	$(65,683)
(1)For the three months ended October 31, 2020 and 2019, the amount of corporate overhead allocated to each segment reflected in SG&A was $8.5 million and $5.7 million, respectively. For the three months ended October 31, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $8.2 million and $9.8 million, respectively. For the nine months ended October 31, 2020 and 2019, the amount of corporate overhead allocated to each segment reflected in SG&A was $24.2 million and $23.4 million, respectively. For the nine months ended October 31, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $26.9 million and $29.2 million, respectively.
Three months ended October 31, 2020 compared to three months ended October 31, 2019
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended October 31,					%	Same Store
(dollars in thousands)	2020	% of Total	2019	% of Total	Change	Change	% Change
Furniture and mattress	$82,793	31.9%	$89,070	31.8%	$(6,277)	(7.0)%	(12.8)%
Home appliance	99,872	38.4	90,343	32.3	9,529	10.5	6.1
Consumer electronics	35,517	13.7	48,113	17.2	(12,596)	(26.2)	(29.3)
Home office	16,711	6.4	18,681	6.7	(1,970)	(10.5)	(13.9)
Other	4,264	1.6	4,026	1.4	238	5.9	19.8
Product sales	239,157	92.0	250,233	89.4	(11,076)	(4.4)	(8.7)
Repair service agreement commissions (1)	17,465	6.7	26,478	9.5	(9,013)	(34.0)	(27.9)
Service revenues	3,150	1.3	3,411	1.1	(261)	(7.7)
Total net sales	$259,772	100.0%	$280,122	100.0%	$(20,350)	(7.3)%	(10.9)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the three months ended October 31, 2020 was primarily driven by a decrease in same store sales of 10.9% and a decrease in RSA commissions, partially offset by new store growth. The decrease in same store sales reflects proactive underwriting changes, combined with industry wide supply chain disruptions in certain product categories, each of which was the result of the COVID-19 pandemic.

The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended October 31,
(in thousands)	2020	2019	Change
Interest income and fees	$69,996	$85,903	$(15,907)
Insurance income	4,222	9,905	(5,683)
Other revenues	168	197	(29)
Finance charges and other revenues	$74,386	$96,005	$(21,619)
The decrease in finance charges and other revenues was primarily due to a decrease of 16.0% in the average balance of the customer receivable portfolio, a decrease in insurance commissions due to a decline in the balance of sale of our in-house credit financing and a decrease in insurance retrospective income. The decrease was also due to a decrease in the yield rate to 21.1% during the three months ended October 31, 2020, 60 basis points lower than the three months ended October 31, 2019.
The following table provides key portfolio performance information:

	Three Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Interest income and fees	$69,996	$85,903	$(15,907)
Net charge-offs	(48,435)	(44,551)	(3,884)
Interest expense	(11,563)	(15,051)	3,488
Net portfolio income	$9,998	$26,301	$(16,303)
Average outstanding portfolio balance	$1,316,638	$1,567,633	$(250,995)
Interest income and fee yield (annualized)	21.1%	21.7%
Net charge-off % (annualized)	14.7%	11.4%
Retail Gross Margin

	Three Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Retail total net sales	$259,772	$280,122	$(20,350)
Cost of goods sold	160,378	170,453	(10,075)
Retail gross margin	$99,394	$109,669	$(10,275)
Retail gross margin percentage	38.3%	39.2%
The year-over-year decrease in retail gross margin was primarily driven by a decrease in RSA commissions and retrospective income.
Selling, General and Administrative Expense

	Three Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Retail segment	$84,245	$87,105	$(2,860)
Credit segment	37,913	38,503	(590)
Selling, general and administrative expense - Consolidated	$122,158	$125,608	$(3,450)
Selling, general and administrative expense as a percent of total revenues	36.6%	33.4%
The SG&A decrease in the retail segment was primarily due to a reduction in advertising costs and labor costs, partially offset by an increase in occupancy costs. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment for the three months ended October 31, 2020 increased 1.7% as compared to the three months ended October 31, 2019.

Provision for Bad Debts

	Three Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Retail segment	$72	$535	$(463)
Credit segment	27,421	45,390	(17,969)
Provision for bad debts - Consolidated	$27,493	$45,925	$(18,432)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	8.3%	11.6%

The provision for bad debts was $27.5 million for the three months ended October 31, 2020 compared to $45.9 million for the three months ended October 31, 2019, a decrease of $18.4 million. The decrease was driven by a greater decrease in the allowance for bad debts during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The decrease in the allowance for bad debts was primarily driven by the year-over-year decrease in the customer accounts receivable portfolio and a decrease of $12.4 million related to a decrease in forecasted unemployment rates. These decreases were partially offset by an $8.0 million increase from the impact of COVID-19 on the portfolio performance related to accounts that received a COVID-19 payment deferral.
Charges and Credits

	Three Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Professional fees	$—	$—	$—
Write-off of software costs	—	1,209	(1,209)
Facility relocation costs	—	2,628	(2,628)
Total charges and credits	$—	$3,837	$(3,837)
During the three months ended October 31, 2019 we recognized $3.2 million in impairments from exiting certain leases upon the relocation of three distribution centers into one facility. Facility closure costs were offset by a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments and write-off of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system.
Interest Expense
Interest expense was $11.6 million for the three months ended October 31, 2020 and $15.1 million for the three months ended October 31, 2019, a decrease of $3.5 million or 23.2%. The decrease was driven by a lower average outstanding balance of debt.
Provision for Income Taxes

	Three Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Provision (benefit) for income taxes	$5,147	$3,784	$1,363
Effective tax rate	41.0%	24.8%
The increase in income tax expense for the three months ended October 31, 2020 compared to the three months ended October 31, 2019 was driven by a $1.7 million provision increase recognized in the current period as a result of adjusted net operating loss provisions within the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that provides for a five year carryback of losses.

Nine months ended October 31, 2020 compared to nine months ended October 31, 2019
Revenues. The following table provides an analysis of retail net sales by product category in each period, including RSA commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Nine Months Ended October 31,					%	Same Store
(dollars in thousands)	2020	% of Total	2019	% of Total	Change	Change	% Change
Furniture and mattress	$232,670	30.2%	$276,889	32.6%	$(44,219)	(16.0)%	(20.5)%
Home appliance	288,839	37.5	266,989	31.5	21,850	8.2	2.9
Consumer electronics	118,677	15.4	151,454	17.9	(32,777)	(21.6)	(26.1)
Home office	49,056	6.4	52,270	6.2	(3,214)	(6.1)	(11.0)
Other	13,255	1.7	11,654	1.4	1,601	13.7	14.9
Product sales	702,497	91.2	759,256	89.6	(56,759)	(7.5)	(12.2)
Repair service agreement commissions (1)	57,730	7.5	78,149	9.2	(20,419)	(26.1)	(25.9)
Service revenues	9,611	1.3	10,758	1.2	(1,147)	(10.7)
Total net sales	$769,838	100.0%	$848,163	100.0%	$(78,325)	(9.2)%	(13.8)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the nine months ended October 31, 2020 was primarily driven by a decrease in same store sales of 13.8%, partially offset by new store growth. The decrease in same store sales reflects proactive underwriting changes, industry wide supply chain disruptions, reductions in store hours and state mandated stay-at-home orders, each of which was the result of the COVID-19 pandemic.
The following table provides the change of the components of finance charges and other revenues:

	Nine Months Ended October 31,
(in thousands)	2020	2019	Change
Interest income and fees	$235,438	$255,124	$(19,686)
Insurance income	12,359	26,809	(14,450)
Other revenues	599	602	(3)
Finance charges and other revenues	$248,396	$282,535	$(34,139)

The decrease in finance charges and other revenues was primarily due to a decrease of 7.8% in the average balance of the customer receivable portfolio, a decrease in insurance commissions due to a decline in the balance of sale of our in-house credit financing and a decrease in insurance retrospective income. The yield rate remained flat year over year at 21.9% for both the nine months ended October 31, 2020 and the nine months ended October 31, 2019.
The following table provides key portfolio performance information:

	Nine Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Interest income and fees	$235,438	$255,124	$(19,686)
Net charge-offs	(182,441)	(142,616)	(39,825)
Interest expense	(39,778)	(43,944)	4,166
Net portfolio income	$13,219	$68,564	$(55,345)
Average outstanding portfolio balance	$1,436,227	$1,558,260	$(122,033)
Interest income and fee yield (annualized)	21.9%	21.9%
Net charge-off % (annualized)	16.9%	12.2%

Retail Gross Margin

	Nine Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Retail total net sales	$769,838	$848,163	$(78,325)
Cost of goods sold	484,015	509,746	(25,731)
Retail gross margin	$285,823	$338,417	$(52,594)
Retail gross margin percentage	37.1%	39.9%
The year-over-year decrease in retail gross margin was primarily driven by the impact of fixed logistics costs on lower sales, a decrease in RSA commissions and retrospective income and a shift in sales from higher margin products to lower margin products.
Selling, General and Administrative Expense

	Nine Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Retail segment	$241,003	$254,874	$(13,871)
Credit segment	109,440	116,132	(6,692)
Selling, general and administrative expense - Consolidated	$350,443	$371,006	$(20,563)
Selling, general and administrative expense as a percent of total revenues	34.4%	32.8%
The SG&A decrease in the retail segment was primarily due to a reduction in advertising costs, labor costs and general operating expenses, partially offset by an increase in occupancy costs. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs and general operating expenses.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment for the nine months ended October 31, 2020 increased 0.3% as compared to the nine months ended October 31, 2019.
Provision for Bad Debts

	Nine Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Retail segment	$422	$645	$(223)
Credit segment	176,442	135,062	41,380
Provision for bad debts - Consolidated	$176,864	$135,707	$41,157
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	16.4%	11.6%

The provision for bad debts was $176.9 million for the nine months ended October 31, 2020 compared to $135.7 million for the nine months ended October 31, 2019, an increase of $41.2 million. The year-over-year increase was primarily driven by a greater increase in the allowance for bad debts during the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in the allowance for bad debts for the nine months ended October 31, 2020 was primarily driven by an increase in forecasted unemployment rates stemming from the COVID-19 pandemic, an increase in the year-over-year estimated loss rate driven by a refinement of our historical charge-off estimate in the second quarter of fiscal year 2021 and an increase from the impact of COVID-19 on portfolio performance related to accounts that received a COVID-19 deferral. These increases were partially offset by a year-over-year decline in the customer accounts receivable portfolio and higher charge-offs.

Charges and Credits

	Nine Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Professional fees	$3,589	$—	$3,589
Write-off of software costs	—	1,209	(1,209)
Facility relocation costs	—	1,933	(1,933)
Total charges and credits	$3,589	$3,142	$447
During the nine months ended October 31, 2020, we recognized $3.6 million in professional fees associated with non-recurring expenses. During the nine months ended October 31, 2019, we recognized $3.2 million in impairments from exiting certain leases upon the relocation of three distribution centers into one facility. Facility closure costs were offset by a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters and a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments and write-off of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system.
Interest Expense
Interest expense was $39.8 million for the nine months ended October 31, 2020 and $43.9 million for the nine months ended October 31, 2019, a decrease of $4.1 million or 9.3%. The decrease was driven by a lower average outstanding balance of debt and a lower effective interest rate.
Provision for Income Taxes

	Nine Months Ended October 31,
(dollars in thousands)	2020	2019	Change
Provision (benefit) for income taxes	$(8,192)	$16,201	$(24,393)
Effective tax rate	22.5%	24.1%

The decrease in income tax expense for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019 was driven by a $103.6 million decrease in pre-tax earnings at the statutory rate of 21%. An additional $2.5 million benefit was also recognized in the current period as a result of net operating loss provisions within the CARES Act that provides for a five year carryback of losses.

Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 75% of our originations during the nine months ended October 31, 2020, with maximum equivalent interest rates of up to 27% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 12% of our originations during the nine months ended October 31, 2020.
We offer qualified customers a 12-month no-interest option finance program. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived.
We regularly extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved, and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. During the second quarter of fiscal year 2021, we made a change to our re-age policy to increase the number of days required for a customer to qualify for a unilateral re-age. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which typically does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.
On March 27, 2020 the CARES Act was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $75.8 million as of October 31, 2020. All deferral programs have ended as of October 31, 2020.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of October 31,
	2020	2019
Weighted average credit score of outstanding balances (1)	599	592
Average outstanding customer balance	$2,515	$2,735
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	11.5%	10.1%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)	28.2%	27.8%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$98,307	$110,016
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance (4)	24.9%	13.6%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	18.0%	21.8%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Total applications processed	285,569	305,525	908,078	875,374
Weighted average origination credit score of sales financed (1)	618	608	615	608
Percent of total applications approved and utilized	22.7%	25.6%	21.6%	27.1%
Average income of credit customer at origination	$46,900	$46,100	$46,500	$45,700
Percent of retail sales paid for by:
In-house financing, including down payments received	51.5%	66.7%	52.6%	67.9%
Third-party financing	20.3%	18.5%	20.6%	17.5%
Third-party lease-to-own option	7.2%	7.0%	8.0%	7.2%
	79.0%	92.2%	81.2%	92.6%
(1)Credit scores exclude non-scored accounts.
(2)Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
(3)Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.
(4)For the period ended October 31, 2020, the allowance for bad debts and uncollectible interest is based on the current expected credit loss methodology required under ASC 326. For the period ended October 31, 2019, the allowance for bad debts and uncollectible interest is based on the incurred loss methodology.

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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance increased to 22.1% as of October 31, 2020 from 10.0% as of October 31, 2019. The increase in our allowance for uncollectible accounts was primarily related to the implementation of CECL during the first quarter of fiscal year 2021, which transitioned our allowance from an incurred loss reserve to a lifetime reserve, and an increase in our economic adjustment related to the COVID-19 pandemic.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due increased 50 basis points over the prior year period to 8.6% as of October 31, 2020 from 8.1% as of October 31, 2019.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 39.7% as of October 31, 2020 as compared to 37.4% as of October 31, 2019. The increase in the allowance for uncollectible accounts was due to an increase in delinquencies.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 14.7% for the three months ended October 31, 2020 compared to 11.4% for the three months ended October 31, 2019. The increase in bad debt charge-offs, net of recoveries, was primarily due to an increase in new customer mix and the impact of difficulties in collection efforts related to the implementation of our new loan management system during the fourth quarter of fiscal year 2020.
As of October 31, 2020 and 2019, balances under no-interest programs included within customer receivables were $229.9 million and $337.6 million, respectively.

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
Operating cash flows.  For the nine months ended October 31, 2020, net cash provided by operating activities was $385.5 million compared to $92.5 million for the nine months ended October 31, 2019. The increase in net cash provided by operating activities was primarily driven by an increase in cash provided by working capital, which was primarily due to a decrease in receivables resulting from both an increased collections on customer and a decrease in loan originations, a decrease in inventory driven by industry wide supply chain disruptions in certain product categories and an increase in payables as we preserved our liquidity during the COVID-19 pandemic. These increases were partially offset by a decrease in net income when adjusted for non-cash activity.
Investing cash flows.  For the nine months ended October 31, 2020, net cash used in investing activities was $46.6 million compared to $47.6 million for the nine months ended October 31, 2019. The cash used during the nine months ended October 31, 2020 was primarily for capital expenditures related to our two new distribution centers to support long-term growth. The cash used during the nine months ended October 31, 2019 was primarily for capital expenditures related to investments in new stores, renovations and expansions of existing stores and a new distribution center.
Financing cash flows.  For the nine months ended October 31, 2020, net cash used in financing activities was $233.5 million compared to net cash used in financing activities of $55.9 million for the nine months ended October 31, 2019. During the nine months ended October 31, 2020, we issued 2020-A VIE asset backed notes resulting in net proceeds to us of approximately $238.5 million, net of transaction costs, which were used to pay down the entire balance of the Company’s Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes. During the nine months ended October 31, 2019, we issued 2019-A VIE asset backed notes resulting in net proceeds to us of approximately $379.2 million, net of transaction costs, which were used to pay down the entire balance of the Company’s Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on asset-backed notes of approximately $438.5 million during the nine months ended October 31, 2020 compared to approximately $405.1 million in the comparable prior year period. During the period ended October 31, 2020, net payments under our Revolving Credit Facility were $29.1 million as compared to net borrowings of $31.8 million during the period ended October 31, 2019.

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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of October 31, 2020, $176.0 million would have been free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
On November 30, 2020 the Company announced a cash tender offer for up to $100.0 million aggregate principal amount of its Senior Notes. See Note 9, Subsequent Events, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for further details.
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

The asset-backed notes outstanding as of October 31, 2020 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2018-A Class A Notes	$219,200	$217,832	$2,029	8/15/2018	1/17/2023	3.25%	5.03%
2018-A Class B Notes	69,550	69,020	2,861	8/15/2018	1/17/2023	4.65%	5.65%
2018-A Class C Notes	69,550	68,850	2,861	8/15/2018	1/17/2023	6.02%	7.02%
2019-A Class A Notes	254,530	253,026	27,393	4/24/2019	10/16/2023	3.40%	4.41%
2019-A Class B Notes	64,750	64,276	35,180	4/24/2019	10/16/2023	4.36%	4.87%
2019-A Class C Notes	62,510	61,898	33,963	4/24/2019	10/16/2023	5.29%	5.81%
2019-B Class A Notes	317,150	315,417	61,412	11/26/2019	6/17/2024	2.66%	4.34%
2019-B Class B Notes	85,540	84,916	85,540	11/26/2019	6/17/2024	3.62%	4.22%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	5.02%
2020-A Class A Notes	174,900	173,716	174,900	10/16/2020	6/16/2025	1.71%	3.58%
2020-A Class B Notes	65,200	64,754	65,200	10/16/2020	6/16/2025	4.27%	5.86%
Total	$1,466,150	$1,456,161	$574,609
(1)After giving effect to debt issuance costs.
(2)For the nine months ended October 31, 2020, and inclusive of the impact of changes in timing of actual and expected cash flows.
On October 16, 2020, the Company completed the issuance and sale of $240.1 million aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $238.5 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on June 16, 2025 and consist of $174.9 million of 1.71% Asset Backed Fixed Rate Notes, Class A, Series 2020-A and $65.2 million in aggregate principal amount of 4.27% Asset Backed Fixed Rate Notes. Additionally, the Company issued $62.9 million in aggregate principal amount of 7.10% Asset Backed Fixed Rate Notes, Class C, Series 2020-A which mature on June 16, 2025. The Class C Notes are currently being retained by the Company.
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
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2020, we had immediately available borrowing capacity of $276.9 million under our Revolving Credit Facility, net of standby letters of credit issued of $27.5 million and prior to giving effect to a minimum liquidity requirement of $125.0 million pursuant to the Third Amendment. We also had $345.6 million that could have become available under our Revolving Credit Facility were we to grow the balance of eligible customer receivables and total eligible inventory balances.
On June 5, 2020 we entered into the Third Amendment to our Revolving Credit Facility (the “Third Amendment”). Under the Third Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 5.2% for the nine months ended October 31, 2020.

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
Debt Covenants. As of October 31, 2020, we were in compliance with the covenants in our Revolving Credit Facility. See Note 9, Subsequent Events, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for further details. If we were to breach certain covenants under our Revolving Credit Facility in the future, that breach might trigger a default under our Revolving Credit Facility, which, if not remedied, would require a waiver from the lenders under our Revolving Credit Facility or an amendment to our Revolving Credit Facility in order for us to avoid an event of default. There can be no assurances that, in the event of such a covenant breach, we would be able to obtain the necessary waivers or amendments to remain in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at October 31, 2020 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	4.05:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	4.69:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.84:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.89:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$34.5 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.6 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.7 million and $1.2 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened six new stores during the nine months ended October 31, 2020 and currently plan to open a total of eight to nine new stores during fiscal year 2021. Our anticipated capital expenditures for the remainder of fiscal year 2021 are between $9.0 million and $14.0 million, which includes expenditures for new stores we plan to open in fiscal year 2021.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of October 31, 2020, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $276.9 million under our Revolving Credit Facility and (ii) $107.8 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of October 31, 2020:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$—	$—	$—	$—	$—
Senior Notes (2)	255,046	16,458	238,588	—	—
2018-A Class A Notes (2)	2,175	66	2,109	—	—
2018-A Class B Notes (2)	3,156	133	3,023	—	—
2018-A Class C Notes (2)	3,242	172	3,070	—	—
2019-A Class A Notes (2)	30,149	931	29,218	—	—
2019-A Class B Notes (2)	39,718	1,534	38,184	—	—
2019-A Class C Notes (2)	39,279	1,797	37,482	—	—
2019-B Class A Notes (2)	67,343	1,634	3,267	62,442	—
2019-B Class B Notes (2)	96,781	3,097	6,193	87,491	—
2019-B Class C Notes (2)	97,175	3,830	7,661	85,684	—
2020-A Class A Notes (2)	188,740	2,991	5,982	179,767	—
2020-A Class B Notes (2)	78,083	2,784	5,568	69,731	—
Financing lease obligations	7,729	1,114	1,856	1,501	3,258
Operating leases:
Real estate	556,210	81,109	162,950	131,322	180,829
Equipment	658	311	239	80	28
Contractual commitments (3)	148,788	141,189	7,585	14	—
Total	$1,614,272	$259,150	$552,975	$618,032	$184,115
(1)Estimated interest payments are based on the outstanding balance as of October 31, 2020 and the interest rate in effect at that time.
(2)The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments include commitments to purchase inventory of $114.4 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn’s, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of October 31, 2020 and January 31, 2020, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of October 31, 2020 and January 31, 2020, and a summarized Statement of Operations on a consolidated basis for the nine months ended October 31, 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of October 31, 2020 and January 31, 2020, and for the nine months ended October 31, 2020:

(in thousands)	October 31, 2020	January 31, 2020
Assets
Cash, cash equivalents and restricted cash	$109,757	$7,641
Customer accounts receivable, net of allowances	167,606	279,977
Inventories	216,161	219,756
Net due from non-guarantor subsidiary	—	3,692
Other current assets	76,989	84,514
Total current assets	570,513	595,580
Long-term portion of customer accounts receivable, net of allowances	180,486	243,307
Property and equipment, net	191,079	173,031
Right of use assets, net	269,770	242,457
Other assets	59,068	30,654
Total assets	$1,270,916	$1,285,029

Liabilities
Current portion of debt	$769	$605
Lease liability operating - current	37,663	35,390
Net due to non-guarantor subsidiary	900	—
Other liabilities	174,119	119,856
Total current liabilities	213,451	155,851
Lease liability operating - non current	362,035	329,081
Long-term debt	229,595	257,414
Other long-term liabilities	22,934	21,334
Total liabilities	$828,015	$763,680

(in thousands)	Nine Months Ended October 31, 2020
Revenues:
Net sales and finances charges	$901,222
Servicing fee revenue from non-guarantor subsidiary	28,029
Total revenues	929,251
Total costs and expenses	954,410
Net loss	$(25,159)

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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of October 31, 2020, we did not have borrowings under our Revolving Credit Facility and, consequently, did not have any material exposure to interest rate market risks at the end of this period. However, any future borrowings under our Revolving Credit Facility will be at a variable rate of interest and we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.

ITEM 4.      CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of October 31, 2020, our management (under the supervision and with the participation of our principal executive officer and our principal financial officer and as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act) assessed the effectiveness of our internal control over financial reporting.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based upon this assessment and those criteria, management believes that, as of October 31, 2020, our internal controls over financial reporting were not effective due to the previously disclosed material weakness in our internal controls over financial reporting described in Part II, Item 9A in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Remediation Plan
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, we began implementing a remediation plan to address the material weakness mentioned above. We have substantially completed the remediation activities as of the date of this report and believe that we have strengthened our information technology general controls to address the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation process in the fourth quarter of fiscal year 2021.
Changes in Internal Controls over Financial Reporting
Other than the changes related to our remediation efforts described above, for the quarter ended October 31, 2020, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURE
Not applicable.

ITEM 5.      OTHER INFORMATION
On December 7, 2020, the Board approved the Third Amended and Restated Bylaws of the Company (the “Bylaws”), effective as of December 7, 2020. The Bylaws, among other things, (i) added an exclusive forum provision providing for the designation of the Court of Chancery of the State of Delaware as the exclusive forum in which certain actions may be brought against the Company or its directors, officers or other employees and the designation of the U.S. Federal District Courts as the exclusive forum for any actions asserting a cause of action arising under the Securities Act of 1933, as amended; (ii) revised the advance notice provisions with respect to business to be brought at the meeting to require additional information be provided to the Company regarding such business; (iii) revised the advance notice provisions with respect to stockholder director nominations to require additional information be provided to the Company regarding stockholder director nominees, including how the stockholder director nominee intends to vote their shares of common stock at and whether they plan to attend the stockholder meeting; (iv) revised the procedures relating to stockholder meetings to provide that the Board may adjourn, postpone, reschedule or cancel a stockholder meeting for any reason, the Chief Executive Officer of the Company shall preside at all stockholder meetings and the Board may adopt rules and regulations for the conduct of any stockholder meeting; (v) provides that the Chairman of the Board or the President of the Company may call a special meeting of the Board on 24 hours’ notice, or less, if necessary; and (vi) added an emergency bylaw provision under the Delaware General Corporation Law that will activate in the event an emergency condition prevents the Board or a committee of the Board from obtaining a quorum for a meeting.
The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.2 hereto and incorporated herein by reference.

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

3.2*	Third Amended and Restated Bylaws of Conn’s, Inc. effective as of December 7, 2020
4.1
Base Indenture, dated as of October 16, 2020, by and between the Issuer and the Trustee (incorporated by herein reference to Exhibit 4.1 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 20, 2020)

4.2
Series 2020-A Supplement to the Base Indenture, dated as of October 16, 2020, by and between the Issuer and the Trustee (incorporated by herein reference to Exhibit 4.2 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 20, 2020)

10.1
First Receivables Purchase Agreement, dated October 16, 2020, by and between the Seller and the Depositor (incorporated by herein reference to Exhibit 10.1 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 20, 2020)

10.2
Second Receivables Purchase Agreement, dated October 16, 2020, by and between the Depositor and the Receivables Trust (incorporated by herein reference to Exhibit 10.2 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 20, 2020)

10.3
Purchase and Sale Agreement, dated October 16, 2020, by and between the Depositor and the Issuer (incorporated by herein reference to Exhibit 10.3 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 20, 2020)

10.4
Servicing Agreement dated as of October 16, 2020, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated by herein reference to Exhibit 10.4 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 20, 2020)

31.1	Rule 13a-14(Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101*	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2021, filed with the SEC on December 8, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at October 31, 2020 and January 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended October 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2020 and 2019 and (v) the notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	December 8, 2020

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)