Form 10-K
period 2021-01-31
CONNS INC
filed 2021-03-31
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2020, was $140.4 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on such date.
There were 29,314,850 shares of common stock, $0.01 par value per share, outstanding on March 22, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Conn’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be filed by Conn’s with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after January 31, 2021.

CONN’S INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2021

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

PART I
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements, including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; expansion of our e-commerce business; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility (as defined herein); proceeds from accessing debt or equity markets; the effects of epidemics or pandemics, including the COVID-19 outbreak; the impact of the restatement and correction of the Company’s previously issued financial statements; and other risks detailed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Retail Segment. We began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2021, we operated 146 retail stores located in 15 states. Our stores typically range in size from 25,000 to 50,000 square feet and are predominantly located in areas densely populated by our core customers.

We utilize a merchandising strategy that offers a wide range of quality, branded products across a broad spectrum of price points. This wide selection allows us to offer products and price points that appeal to the majority of our core consumers. Our primary retail product categories include:
•Furniture and mattress, including furniture and related accessories for the living room, dining room and bedroom, as well as both traditional and specialty mattresses. We offer brands such as Corinthian, Catnapper, Serta and Simmons Beautyrest.
•Home appliance, including refrigerators, freezers, washers, dryers, dishwashers and ranges.  We offer brands such as Samsung, LG, General Electric, and Frigidaire.
•Consumer electronics, including LED, OLED, QLED, 4K Ultra HD, 8K televisions, gaming products, next generation video game consoles and home theater and portable audio equipment. We offer brands such as Samsung, LG, Sony, Bose and Microsoft Xbox.
•Home office, including computers, printers and accessories. We offer brands such as HP, Apple, and Microsoft.
We strive to ensure that our customers’ shopping experience at Conn’s is equal to, or exceeds, their experience with other providers of durable consumer goods targeting our core customer demographic. We offer a high level of customer service through our commissioned and trained sales force, next day delivery and installation in the majority of our markets and product repair or replacement services for most items sold in our stores. We also sell and offer our services through our website. Flexible payment alternatives offered through our proprietary in-house credit programs and third-party financing alternatives provide our customers the ability to make aspirational purchases. We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services, combined with our customer service-focused store, delivery and service associates make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional, local and internet retailers. We believe our attractive credit programs generate strong customer loyalty and repeat business.
Credit Segment. Our in-house consumer credit programs are an integral part of our business and are a major driver of customer loyalty. We believe our in-house credit programs are a significant competitive advantage that we have developed over our 50-plus years in providing credit. We have developed proprietary underwriting models that provide standardized credit decisions, including down payment, limit amounts and credit terms, based on customer risk and income level. We use our proprietary auto-decision algorithms as well as in-depth evaluations of creditworthiness performed by qualified in-house credit underwriters to complete all credit decisions. In order to improve the speed and consistency of underwriting decisions, we continually review our auto-decision algorithms. Additionally, we provide access to alternative financing options to a wider range of consumers through our relationship with third-party payment solution providers. These third parties manage their own respective underwriting decisions and are responsible for their own collections. Our in-house credit programs and access to third-party payment solutions allows us to provide credit to a large and under-served customer base and differentiates us from our competitors that do not offer similar programs.
Our goal is to provide every customer that enters our stores or applies for credit on our website an affordable monthly payment option. Currently, we make the following payment options available to our customers based on a review of their credit worthiness:
•For customers with credit scores that are typically above 650, we offer special no-interest or lower interest option financing programs on select products through a Conn’s branded revolving credit card from Synchrony or we may offer an in-house financing program;
•For customers with credit scores that are typically between 550 and 650, we offer our proprietary in-house financing program, which is a fixed term, fixed payment installment and consumer loan contract; and
•For customers that do not qualify for our credit programs, we offer a lease-to-own payment option through an arrangement with our third-party lease-to-own providers.
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

We mitigate credit risk by originating to a substantial number of customers who have purchased from us in the past. These repeat customers have historically exhibited a lower probability of default than new customers.  For fiscal year 2021 and 2020, 50% and 49%, respectively, of our originations were to repeat customers who financed a purchase through our in-house credit programs more than five months after financing an initial purchase through our in-house credit programs.  As of January 31, 2021 and 2020, 60% and 60%, respectively, of balances due under our in-house credit programs were from repeat customers who have previously financed with us.
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
As of January 31, 2021, we operated 71 of our 146 stores in Texas. According to the U.S. Department of Commerce’s Bureau of Economic Analysis (the “Bureau of Economic Analysis”), Texas was the second largest state by nominal GDP in 2020. In addition, from calendar year 2015 to 2020, Texas experienced population growth of 6.9% compared to the United States (“U.S.”) population growth of 2.7% over the same period.
Furniture and Mattress.  According to the Bureau of Economic Analysis, personal consumption expenditures for household furniture and mattresses were $152.2 billion for calendar year 2020, an increase of 14.5% from $132.9 billion in 2019. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores, internet retailers, and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs and catalog retailers. For fiscal year 2021, we generated 33.2% of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin. Given our ability to provide customer financing and next day delivery, we believe that we have strong competitive advantages and significant growth opportunities in this market and expect to continue to grow the balance of sale of our furniture and mattress product category. Product design, innovation and technological advancements have been key drivers of sales in this market.
Home Appliance. According to the Bureau of Economic Analysis, personal consumption expenditures for home appliances were $63.4 billion for calendar year 2020, an increase of 7.8% from $58.8 billion in 2019. Major household appliances, such as refrigerators and washer/dryers, accounted for 83.0% of this total at $52.6 billion in 2020. For fiscal year 2021, we generated 40.2% of total product sales from the sale of home appliances.  The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from home improvement centers, large appliance and electronics superstores, national chains, warehouse clubs, department stores, regional chains, local dealers/single-store operators, manufacturer-direct websites and internet retailers.
Key drivers of sales in the appliance market include product design and innovation, brand and quality. In addition, there was an increase in the demand for appliances during the COVID-19 pandemic as a result of stay at home orders. We carry products with features that include large-capacity, high-efficiency laundry appliances, refrigerator design innovation, technological advancements such as smart home connectivity and variations on these features from leading brands.
Consumer Electronics and Home Office.  According to the Bureau of Economic Analysis, electronics spending was $295.6 billion for calendar year 2020, an increase of 13.4% from $260.7 billion for calendar year 2019. Televisions accounted for $35.6 billion of the overall personal consumption expenditures, versus $34.8 billion in the prior year. Personal computers and peripheral equipment accounted for $68.7 billion of the overall expenditures, compared to $57.3 billion in the prior year. For fiscal year 2021, we generated 17.8% of total product sales from the sale of consumer electronics and 6.7% of total product sales from the sale of home office products. The electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, warehouse clubs, regional chains, local dealers/single-store operators, manufacturer-direct websites, manufacturer-direct stores, consumer electronics departments of selected department and discount stores and internet retailers.
Technological advancements and the introduction of new products largely drive demand in the electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate new technologies and advances in existing technologies, including OLED, QLED, 4K Ultra HD, 8K televisions, gaming products, next generation video game consoles, home theater and touch-screen computers. New technologies offer better clarity and quality of video, increased computer processing speed, availability of additional 4K content and other significant advantages.
Consumer Credit. Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which primarily excludes loans secured by real estate, was $4.2 trillion as of December 31, 2020, remaining flat from $4.2 trillion at December 31, 2019. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) and fixed-term (e.g., automobile loans), and at times is secured by the products being purchased.
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
Merchandising
Vendors. We purchase products from a wide range of manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period and are renewable at the option of the parties. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2021, 76.0% of our total inventory purchases were from six vendors, including 28.9%, 15.4% and 14.0% of our total inventory purchases from Samsung, LG and GE, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. During the year ended January 31, 2021, the COVID-19 pandemic caused industry-wide shortages of merchandise due to supply chain disruptions that negatively impacted our in-stock position. However, our relationship with our vendors allowed us to maintain a competitive in-stock position.
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
Credit Operations
General.  We sell our products by offering our customers financing through our proprietary in-house credit programs, the use of third-party financing, and by taking cash or credit card payments. For the fiscal year 2021, approximately 52.1% of purchases were financed through our proprietary in-house credit programs, approximately 28.9% of purchases were financed through the use of third-party financing, and approximately 19.0% of purchases were made with cash or credit card.
Underwriting. Decisions to extend credit to our retail customers are made by our internal credit underwriting department, which is separate and distinct from our other operations, including credit monitoring and collections and retail sales. In addition to auto-decision algorithms, we employ a team of credit underwriting personnel of approximately 50 individuals to make credit granting decisions using our proprietary underwriting process. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels; a review of the customer’s previous credit history with us; and the particular products being purchased. Our underwriting models determine the finance terms, including down payment, limit amounts and credit terms. During fiscal year 2021, for the credit applications that were approved and utilized, 71.2% were approved automatically. The remaining credit decisions were based on the evaluation of the customer’s creditworthiness by a qualified in-house credit underwriter or required additional documentation from the applicant. For certain credit applicants that may have past credit problems, lack credit history or be potential fraudulent applications, we use stricter underwriting criteria. The additional requirements include verification of employment and recent work history, heightened ID verification and potentially a required down payment. Our underwriting employees are trained and monitored to ensure they follow our methodology in approving credit.
Part of our ability to control delinquency and net charge-off is based on the total approval amount, the finance product offering, i.e. interest free period or down payment amounts, the maximum contract terms we allow and the purchase money security interest that we obtain in the product financed, which reduce our credit risk and increase our customers’ ability and willingness to meet their future obligations. We require the customer to provide proof of property insurance coverage on all purchases financed through our credit offerings to offset potential losses relating to theft or damage of the product financed. We do not require customers to purchase property insurance from us if they have or acquire such insurance from another third-party.
Credit monitoring and collections.  Our collection activities involve a combination of efforts that take place primarily in our San Antonio, Texas and Tempe, Arizona, collection centers. As of January 31, 2021, we employed approximately 360 full and part time individual collectors and support personnel who service our active customer credit portfolio. We also utilize collection agencies to service portions of our charged-off portfolio, which provide approximately 200 additional agents. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are generally necessities for the home. We utilize a credit collection strategy that includes telephone calls and messages, internal collectors that contact borrowers, collection letters, e-mails, text messages and third-party legal services that process claims and attend bankruptcy hearings and voluntary repossession. Our employees are trained to follow our methodology in collecting our accounts and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo skill assessment training, coaching and call monitoring within their respective departments. Our personnel are required to complete regular refresher training and testing.
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
Customers can make payments through our web portal, over the phone, by ACH, third-party bill pay arrangements, by mail to our lock box or in-person at our store locations. During fiscal year 2021, we received 21.1% of the payments on credit accounts in our store locations, which helps us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases. We may extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We typically charge the customer an extension fee, where permitted, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. During the second quarter of fiscal year 2021, we changed our re-age policy to increase the number of days required for a customer to qualify for a unilateral re-age. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging.  To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options the customer must demonstrate a willingness and ability to resume making contractual monthly payments.
We deem an account to be uncollectible and charge it off when the account is more than 209 days past due at the end of a month. Our credit and accounting staff consistently monitor trends in charge-offs by examining the various characteristics of the charge-offs, including by market, product type, customer credit and income information, down payment amounts and other identifying information. We track our charge-offs both gross, before recoveries, and net, after recoveries. We periodically adjust our credit granting, collection and charge-off policies based on this information. It is to our advantage to manage the portfolio to balance the combined servicing costs and net losses on the credit portfolio with the benefit of repeat retail sales. We may incur higher servicing costs in order to build customer relationships that may result in future retail sales. Collection activity continues after an account is charged off by both internal staff and third-party collection agencies who are typically paid on a contingency basis.
Store Operations
Stores. We operate retail stores in 15 states. The following table summarizes the number of stores in operation at January 31, 2021 in each of our markets:

Geographic Location	Number of Locations	Retail Square Feet	Other Square Feet
Alabama	5	195,548	33,830
Arizona	11	384,283	73,936
Colorado	7	243,383	47,623
Florida	1	35,555	11,350
Georgia	1	40,935	8,446
Louisiana	10	407,899	98,227
Mississippi	2	73,780	13,892
Nevada	3	118,511	26,072
New Mexico	4	138,285	23,325
North Carolina	11	419,584	83,889
Oklahoma	4	135,215	27,740
South Carolina	4	140,145	21,516
Tennessee	6	214,116	46,455
Texas	71	2,552,300	405,863
Virginia	6	207,538	43,235
Store totals	146	5,307,077	965,399
Distribution and Service Centers and Cross-dock Facilities (excluding cross-docks within stores)	21	—	3,613,515
Corporate Offices	5	—	159,073
Total	172	5,307,077	4,737,987
Our stores have an average selling space of approximately 36,000 square feet, plus a storage area for fast-moving and smaller products that customers prefer to carry out rather than wait for in-home delivery. Thirty-three of our retail stores also contain cross-dock facilities.
We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores, distribution and service centers and cross-dock facilities to retain the flexibility of managing our financial commitment to a location if we later decide that a store or market is performing below our standards or the market would be better served by a relocation. As of January 31, 2021, we leased almost all of our store, distribution and service center and cross-dock locations.
Personnel and compensation.  We staff a typical store with a store manager, an assistant manager, an operations manager, an average of 17 sales personnel and other support staff, including cashiers and porters based on store size and location. Managers have an average tenure with us of approximately five years and typically have prior sales floor experience. In addition to store managers, we have 19 district managers.
We compensate the majority of our sales associates on a straight commission arrangement. Store managers and assistant store managers receive a salary and are eligible for a bonus. We believe that our store compensation plans, which are primarily tied to sales, generally help us attract and motivate employees.
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
E-Commerce
We are focused on expanding the capabilities of our website to generate customer traffic for both our digital and physical stores. Our website provides new and existing customers with the ability to purchase substantially all of our product offerings, view prices, apply for credit and make payments on their credit accounts. We update our website regularly to reflect new products, product availability and current promotional offers. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales and growth in our credit collections. We are focused on improving the customer experience by making it easier for customers to apply for and be approved for credit on-line. In late fiscal year 2019, we started to offer certain credit-qualified customers the ability to complete an entire purchase transaction financed online through our proprietary in-house credit programs. Our website averaged approximately 68,000 credit applications per month during fiscal year 2021. This compares to average monthly website applications of approximately 65,000 and 59,000 during fiscal year 2020 and 2019, respectively. In fiscal year 2021, we updated our website to begin accepting personal credit cards, further improving the customer experience by expanding online payment options.
The website is supported by a call center, allowing us to better assist customers with their credit and product needs.
Distribution and Inventory Management
We currently operate 11 regional distribution centers, which are located in Houston, San Antonio, Dallas, El Paso, and McAllen, Texas; Port Allen, Louisiana; Phoenix, Arizona; Denver, Colorado; Charlotte, North Carolina; Nashville, Tennessee; and Lakeland, Florida, one service center located in Houston, Texas, 9 smaller cross-dock facilities and 33 stores with cross-dock facilities. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regional inventory and accounting controls.
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
Human Capital Management
We employ approximately 4,100 full-time employees and 160 part-time employees in the U.S. across 15 states, all of whom are expected to be guided by our values and by an underlying set of ethical principles. Incorporated into our Code of Business Conduct & Ethics, our values and principles define our culture and strengthen our workforce. We strive to demonstrate to our customers, shareholders, business partners, communities and employees that we are worthy of their trust and continually strive to enhance our brand reputation. We invest in employees at all levels who are expected to integrate our values and principles in all that we do.
Our Board of Directors oversees human capital management activities (including assessing the effectiveness of employee programs and advising management with regard to the quality of the workforce to carry out our strategic goals and overall human resource strategies), other committees of the Board of Directors also have responsibilities that impact our human capital management as outlined in their respective charters. Our Human Resources function has management responsibility for advising and assisting the business on human resource matters and executing our overall human capital management strategies.
We are committed to fostering work environments that value diversity and inclusion. A variety of perspectives enriches our culture, leads to innovative solutions for our business and enables us to better meet the needs of a diverse customer base and reflects the communities we serve. Our aim is to develop inclusive leaders and an inclusive culture, while also recruiting, developing, mentoring, training, and retaining a diverse workforce.
We have a Diversity and Inclusion function which is responsible for strategic management and planning for diversity and inclusion within the Company, as well as enhancing our understanding, providing training and development, and partnering with and assisting all of us to be accountable. During the year, our Diversity and Inclusion function drove a number of initiatives to enhance our focus on diversity and inclusion and raise our awareness. We have a number of these and related initiatives disclosed on our website at conns.com/esg.
We strive to engage and retain our employees throughout the employment life-cycle with effective recruiting and onboarding; competitive pay, benefits and other rewards; mandatory and optional programs for professional development and career advancement; compliance training; and a safe, healthy and respectful workplace.
In response to the COVID-19 pandemic, we quickly implemented safety and health standards and protocols for our employees while continuing to offer a safe environment as an essential service to our customers. Many of our employees in our corporate offices have been working from home from time to time since March 2020. Our store locations are provided with personal protective equipment, other equipment and enhanced cleaning supplies, and are required to adhere to appropriate protocols for social distancing, limiting density, reporting and documenting exposures and wearing masks at all times, all as recommended by the Centers for Disease Control or mandated by local regulations.
We maintain an Ethics Hotline that is available to all employees to report (anonymously if desired) any matter of concern. Communications to the hotline are routed to appropriate functions (whether Human Resources, Legal or other departments) for investigation and resolution. In addition, any shareholder or other interested party may send communications to the Board of Directors, either individually or as a group.
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
In addition to its rulemaking and enforcement authority described in the preceding paragraph, the CFPB also has supervisory and examination authority over mortgage lending, payday lending, and private student lending, as well as “larger participants” in other markets for consumer financial products or services (including debt collection), and any covered person if the CFPB has “reasonable cause to determine” that such covered person is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services, whether based on consumer complaints or “information from other sources.” Although we are not automatically subject to CFPB supervisory or examination authority based on the foregoing categories, the CFPB has authority to investigate and take enforcement action against us with respect to any alleged violation by us of a federal consumer financial law over which the CFPB has jurisdiction, including the prohibition on UDAAP. The mere receipt by us of a “civil investigative demand” from the CFPB requiring production of documents, written responses, reports or oral testimony could result in required public disclosure, adverse publicity, and substantial cost to us regardless of the outcome. The CFPB may become more active in its investigations and enforcement due to changes in the political landscape.
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
Summary Risk Factors
Risks Related to Our Business

•The COVID-19 outbreak in the United States may continue to cause, and other pandemics, epidemics or outbreaks may cause, effects which materially and adversely affect our business, results of operations and financial condition.
•An economic downturn, outbreaks, including the COVID-19 outbreak, or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in a material adverse effect on us.
•We may not be able to open or profitably operate new stores in existing, adjacent or new geographic markets.
•We have plans for significant future capital needs and the inability to access our Revolving Credit Facility or the capital markets on favorable terms or at all may have a material adverse effect on us.
•Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.
•Our debt securities may receive ratings that may increase our borrowing costs.
•We might not be able to access the securitization market for capital from time to time in the future, which may require us to seek alternative and more costly sources of financing.
•One of our operating subsidiaries may be required to repurchase certain finance receivables if representations and warranties about the quality and nature of such receivables are breached, which may negatively impact our results of operations, financial condition, and liquidity.
•A decrease in our credit sales, a decline in credit quality of our customers or other factors outside of our control could lead to a decrease in our product sales and profitability.
•Covenants in our debt agreements impose various operating and financial restrictions on us, and if we are not able to comply with such covenants, our lenders could accelerate our indebtedness, proceed against certain collateral we have provided or exercise other remedies, which could have a material adverse effect on us.
•Deterioration in the performance of our customer receivables portfolio could materially adversely affect our liquidity position and profitability.
•In deciding whether to extend credit to customers, we rely on the accuracy and completeness of information furnished to us by or on behalf of our credit customers, and we assume certain behavior and attributes on the basis of prior customers. If we and our systems are unable to detect any misrepresentations in this information, or if our assumptions prove inaccurate, it may have a material adverse effect on us.
•Our policy of re-aging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs, and may lead to higher delinquency statistics in the future, which could have a material adverse effect on our financial results.
•We rely on internal models to manage risk and to provide accounting estimates. We could suffer a material adverse effect if those models do not provide reliable accounting estimates or predictions of future activity.
•We benefit from the collection of customer and non-customer recoveries on our customer accounts receivables.  Our inability to continue to collect these recoveries could adversely affect our financial results.
•Our reported results require the judgment of management, and we could be subject to risks associated with these judgments or could be adversely affected by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements.
•Changes in customer demand and product mix could materially adversely affect our business.
•We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors.
•A disruption in our relationships with, the operations of, or the supply of product from any of our key suppliers, including those suppliers and manufacturers located in Asia and Mexico, whether due to COVID-19 or otherwise, could have a material adverse effect on us.
•Our stores are concentrated in the southern region of the U.S., especially Texas, which subjects us to regional risks, such as the economy, outbreaks, the performance of energy markets, weather conditions, hurricanes and other natural or man-made disasters.
•Our information technology systems for our key business processes are vulnerable to damage that could harm our business.

•Our information technology systems may not be adequate to meet our evolving business and emerging regulatory needs and the failure to successfully implement new systems could negatively impact our business and financial results.
•If we cannot continue to offer third party payment solutions for customers who do not qualify for our proprietary credit offerings, our business may be impaired.
•If we are unable to continue to offer third-party repair service agreements to our customers, we could incur additional costs or repair expenses, which could materially adversely affect us.
•Our costs to protect our intellectual property rights, infringement of which could impair our name and reputation, could be significant.
•Failure to protect the security of our customers’, employees’ or suppliers’ information or failure to comply with data privacy and protection laws could expose us to litigation, compromise the integrity of our products, damage our reputation and materially adversely affect us.
•Failure to successfully utilize and manage e-commerce, and to compete effectively with the growing e-commerce sector, could materially adversely affect our business and prospects.
•If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity, including in our e-commerce business, our business could be materially adversely impacted.
•Because we maintain a significant supply of cash and inventories in our stores, we may be subject to employee and third-party robberies, burglaries, thefts, riots and looting, and may be subject to liability as a result of crimes at our stores.
•We face risks with respect to product liability claims and product recalls, which could materially adversely affect our reputation, our business, and our consolidated results of operations.
Risks Related to Laws and Regulation
•Our business could be materially adversely affected by changes in consumer protection laws and regulations.
•The CFPB may reshape the consumer financial laws and there continues to be uncertainty as to how the agency’s actions will impact our business.
•Judicial or administrative decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.
•We are required to comply with laws and regulations regulating extensions of credit and other dealings with customers and our failure to comply with applicable laws and regulations, or any adverse change in those laws or regulations, could have a negative impact on our business.
•We face the risk of litigation resulting from calls and text messages in violation of the TCPA.
•A large number of our stores are located in the State of Texas, which subjects us to concentrated regulatory risks.
Risks Related to Our Business
The COVID-19 outbreak in the United States may continue to cause, and other pandemics, epidemics or outbreaks may cause, effects which materially and adversely affect our business, results of operations and financial condition. COVID-19 has created significant worldwide volatility, uncertainty and disruption. In particular, COVID-19 has resulted in a substantial decline in business activities, a significant number of business closures, slowdowns, suspensions or delays of production and commercial activity, and weakened economic conditions, both in the U.S. and abroad.
In response to the continuing COVID-19 outbreak in the United States, further store closure and stay-at-home orders may reduce our customer traffic and lead to additional temporary reductions in operating hours. Furthermore, the COVID-19 outbreak may impact the number and timing of new store openings. The extent of these disruptions to our business and operations, and the full scale and scope of their effect, is currently uncertain and not possible to reasonably predict at this time.
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

We could also be materially and adversely affected if government authorities impose restrictions (or additional restrictions) on operations of retailers, or restrict the import or export of products, or if suppliers issue mass recalls of products. Even if such measures are not implemented and an outbreak of virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business, results of operations and financial condition.
In addition, the impacts of COVID-19 and efforts to contain it have heightened the other risks described in this Annual Report on Form 10-K.
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
We may not be able to open or profitably operate new stores in existing, adjacent or new geographic markets. There are a number of factors that could affect our ability to successfully execute our store growth strategy, including:
•The duration, scope, and severity of COVID-19;
•Difficulties associated with the hiring, training and retention of skilled personnel, including store managers;
•The availability of financial resources;
•The availability of favorable sites in existing, adjacent or new markets on terms, including price, consistent with our business plan;
•Competition in existing, adjacent or new markets;
•Competitive conditions, consumer tastes and discretionary spending patterns in adjacent or new markets that are different from those in our existing markets or changes in competitive conditions, consumer tastes and discretionary spending patterns in our existing markets;
•A lack of consumer demand for our products or financing programs at levels that can support store growth or the profitability of existing stores;
•Inability to make customer financing programs available that allow consumers to purchase products at levels that can support store growth;
•An inability to manage a greater number of new customers from new stores;
•Limitations created by covenants and conditions under our debt agreements, including our Revolving Credit Facility, the indenture governing our senior notes and our asset-backed notes;
•An inability or unwillingness of vendors to supply product on a timely basis or at competitive prices;
•An inability to secure consumer lending licenses in new or adjacent states or markets;
•The failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and distribution systems;
•Unfamiliarity with local real estate markets and demographics in adjacent and new markets;
•Problems in adapting our distribution and other operational and management systems to an expanded network of stores; and
•Higher costs for direct mail, television, newspaper, digital, radio and out-of-home targeted advertising.
These and other similar factors may also limit the ability of any newly opened stores to achieve sales and profitability levels consistent with our projections or comparable with our existing stores or to become profitable at all. As a result, we may determine that we need to close or reduce the hours of operation of certain stores, which could have a material adverse effect on us.
If we are unable to effectively manage the growth of our business, our revenues may not increase, our cost of operations may rise and our results of operations may decline.  As we continue to grow and expand our store base, we will face various business risks associated with growth, including the risk that our management, financial controls and information systems will be inadequate to support our expansion. Our growth will require management to expend significant time, effort, and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. While we have engaged in and focused on these elements, we cannot predict whether we will be able to effectively manage the increased demand resulting from expansion in current markets or into new markets, or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to successfully manage the challenges of growth, do not continue to improve our systems and controls or encounter unexpected difficulties during expansion, our growth plan may not yield the results we currently anticipate and we could be materially adversely affected.
We have plans for significant future capital needs and the inability to access our Revolving Credit Facility or the capital markets on favorable terms or at all may have a material adverse effect on us. We generally finance our operations primarily through a combination of cash flow generated from operations, borrowings under our Revolving Credit Facility, and securitizations of customer receivables through the capital markets. Our ability to access capital through our existing Revolving Credit Facility, raise additional capital by expanding our Revolving Credit Facility, or undertake future securitization or other debt or equity transactions on economically favorable terms or at all, depends in large part on factors that are beyond our control, including:
•Conditions in the securities and finance markets generally, including as a result of the COVID-19 outbreak, and for securitized instruments in particular;
•A negative bias toward our industry by capital market participants;
•Our credit rating or the credit rating of any securities we may issue;
•General economic conditions and the results of our earnings, cash flows and balance sheet;
•Security or collateral requirements;
•The credit quality and performance of our customer receivables;
•Regulatory restrictions applicable to us;
•Our overall business and industry prospects;
•Our overall sales performance, profitability, cash flow, balance sheet quality, regulatory restrictions;
•Our ability to provide or obtain financial support for required credit enhancement;
•Our ability to adequately service our financial instruments;
•Our ability to make required representations and warranties;
•Our ability to meet debt covenant requirements; and
•Prevailing interest rates.
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
Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness. As of January 31, 2021, we had aggregate outstanding indebtedness, including under our Revolving Credit Facility, senior notes and various classes of asset-backed notes, of $607.2 million. This level of indebtedness could:
•Make it more difficult for us to satisfy our obligations with respect to our outstanding notes and other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;
•Require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, acquisitions, new store openings, capital expenditures and other general corporate purposes;
•Limit our ability to obtain additional financing for working capital, acquisitions, new store openings, capital expenditures, debt service requirements and other general corporate purposes;
•Limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase;
•Increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest); and
•Place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates which, as a result, may be better positioned to withstand economic downturns.
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
We might not be able to access the securitization market for capital from time to time in the future, which may require us to seek alternative and more costly sources of financing. We have successfully consummated a number of securitization transactions, however, there can be no assurances that we will be able to complete additional securitization transactions if securitization markets become constrained. The economic recession that began in 2009 and events in the securitization markets, as well as the debt markets and the economy generally, caused significant dislocations, lack of liquidity in the market for asset-backed securities, and a severe disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Additional or prolonged disruptions in the securitization market, such as a recession triggered by the effects of the ongoing COVID-19 crisis, could preclude our ability to use securitization as a financing source, or could render it an inefficient source of financing making us more dependent on alternative sourcing of financing that might not be as favorable as securitizations or might be otherwise unfavorable or unavailable altogether.
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
If we reduce the amount of credit we grant to our customers (whether due to financial or regulatory constraints, including regulatory constraints relating to interest rates), or if our customers curtail entering into credit arrangements with us, whether as a result of prolonged economic uncertainty in the U.S., increases in unemployment or other factors, we likely would sell fewer products, which could result in a material adverse effect on us. Further, because a significant number of payments we receive on credit accounts are made in person by customers in one of our store locations, any decrease in credit sales could reduce traffic in our stores and result in lower revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which could have a negative impact on net sales.
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
We may be adversely affected by changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate, including the Secured Overnight Financing Rate (“SOFR”). As of January 31, 2021, we had approximately $52.0 million of variable-rate indebtedness, which uses LIBOR as a benchmark for establishing the interest rate.

The U.K. Financial Conduct Authority (the “FCA”) has announced its expectation that the publication of non-U.S. dollar LIBOR rates will cease after publication on December 31, 2021 and the publication of U.S. dollar LIBOR rates for the most common tenors (overnight and one, three, six and twelve months) will cease after publication on June 30, 2023, instead of on December 31, 2021 as previously expected. The FCA and the LIBOR Administrator have emphasized that, despite any continued publication of U.S. dollar LIBOR rates through June 30, 2023, no new contracts using U.S. dollar LIBOR rates should be entered into after December 31, 2021. Accordingly, the transition away from the widespread use of LIBOR to alternative rates is expected to occur over the next couple of years. Further, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published until any particular date. The timing of the transition and the consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable-rate indebtedness and other commercial arrangements tied to LIBOR.
Furthermore, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar-LIBOR in derivatives and other financial contracts. SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions and is fundamentally different from LIBOR for two key reasons. First, SOFR is a secured rate, while LIBOR is an unsecured rate. Second, SOFR is an overnight rate, while LIBOR represents interbank funding over different maturities. As a result, there can be no assurance that SOFR will perform in the same way as LIBOR would have at any time, including as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events, and since its publication began in 2018, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or other market rates. Accordingly, we cannot predict whether changes related to the phase-out of LIBOR, including insufficient liquidity in the SOFR markets, alternative reference rates or other reforms, as they occur, will not have an adverse effect on the amount of interest paid on, or the market value of, our current or future debt obligations.
In addition, we have incurred and expect to incur further expenses to renegotiate or clarify the rate provisions in certain of our variable-rate arrangements to affect the transition away from LIBOR-based rates and implement replacement indices, as necessary, but may not be able to do so on terms favorable to us. Furthermore, uncertainty regarding the continued use and reliability of LIBOR as a benchmark rate and uncertainty regarding its replacement could disrupt the financial markets or adversely affect the value of our arrangements tied to LIBOR.
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
Our ability to collect from credit customers may be impaired by store closings.  In the event of store closings, whether due to the COVID-19 outbreak or otherwise, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers remit payments in store and have not traditionally made payments to a non-store location.
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
Changes in the economy, regulatory landscape, credit policies and practices, and the credit and capital markets have required, and will continue to require, frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models, including in connection with market uncertainty driven by the COVID-19 pandemic and other matters. The application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.
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
Some of our customers may be recent immigrants and some may not be US citizens. Changes in immigration policies that affect states that share a border with Mexico may negatively impact our retail sales.  We follow customer identification procedures including accepting government-issued picture identification, but we do not verify the immigration status of our customers.  If we or the retail credit offering sector receive negative publicity around making loans to potentially undocumented immigrants, it may draw additional attention from regulatory agencies or advocacy groups, which may harm our sales and collections results. While our credit models look to approve customers who have stability of residency and employment, it is possible that a significant change in immigration patterns, policies or enforcement could cause our customers to reduce their business with us, or not engage in business transactions with us, and cause a reduction in sales or an increase in account delinquencies. Changes in immigration policies that affect states that share a border with Mexico may continue to create sales challenges and to negatively impact our retail sales in stores along the Mexican border. There is no assurance that a significant change in US immigration patterns, laws, regulations or enforcement will not occur, and any such significant change could have a material adverse impact on us.
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
Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:
•Expansion by our existing competitors or entry by new competitors into markets where we currently operate;
•Lower pricing;
•Aggressive advertising and marketing;
•Extension of credit to customers on terms more favorable than we offer;
•Extension of credit options to customers with lower credit quality than qualifies for the credit programs we offer;
•Larger store size, or innovative store formats, which may result in greater operational efficiencies; and
•Adoption of improved retail sales methods.
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
We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors.  Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins. Suppliers may also take various steps, including manufacturing lower-cost inventory in higher volumes, to increase their own profitability, which may negatively impact our margins and, as a result, our profitability. Typically, new products, such as OLED, QLED, 4K Ultra HD and 8K televisions are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of products helps drive unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. We continue to adjust our marketing strategies to address this challenge through the introduction of new product categories, new products within our existing categories and product innovations. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products, such as personal electronics products, and declines in average selling prices of key products, such as consumer electronics and home appliances. If sales of lower margin items continue to increase and replace sales of higher margin items, or if our consumer electronics products average selling prices decrease due to the maturity of their life cycle, our gross margin and overall gross profit levels may be materially adversely affected.
A disruption in our relationships with, the operations of, or the supply of product from any of our key suppliers, including those suppliers and manufacturers located in Asia and Mexico, whether due to COVID-19 or otherwise, could have a material adverse effect on us.  The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers. We do not have long-term supply agreements or exclusive arrangements with a number of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We have limited contractual assurance of the continued supply of merchandise we currently, or would like to, offer our customers. We also rely on our suppliers for funds in the form of vendor allowances. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, while we purchase products from approximately 75 manufacturers and distributors, we rely heavily on a relatively small number of suppliers. For example, during fiscal year 2021, 76.0% of our total inventory purchases were from six vendors. The loss of any one or more of our key suppliers or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts, could have a material adverse effect on our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices, and on our results of operations and financial condition.
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
Our same store sales fluctuate significantly.  Our same store sales have fluctuated significantly from quarter to quarter historically and may fluctuate in the future. A number of factors have historically affected, or may in the future affect, our same store sales, including:
•Changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets;
•General economic conditions;
•Economic challenges faced by our customer base;
•New product introductions;
•Changes in our marketing programs;
•Consumer trends;
•Changes in our merchandise mix;
•Changes in the relative sales price points of our major product categories;
•Underwriting standards for our customers purchasing merchandise on credit;
•Our ability to offer credit programs attractive to our customers;
•The impact of any new stores on our existing stores;
•Our ability to manage our supply chain and inventory as a result of relocations of and restructurings to our distribution centers;

•Weather events and conditions in our markets;
•COVID-19 and other outbreaks;
•Timing of promotional events;
•Timing, location and participants of major sporting events;
•The number of new store openings;
•The percentage of our stores that are mature stores that tend to be smaller or have fewer assortment of higher margin products, such as furniture;
•The locations of our stores and the traffic drawn to those areas;
•How often we update our stores;
•Our ability to execute our business strategy effectively;
•Staffing levels; and
•Lease-to-own penetration rates.
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
Acts of violence at or threatened against our stores or the centers in which they are located, including active shooter situations, protests and terrorism, could unfavorably impact our sales, which could have a material adverse effect on us. Any act of violence at or threatened against our stores or the centers in which they are located, including active shooter situations, protests and terrorist activities, may result in restricted access to our stores and/or store closures in the short-term, and in the long-term, may cause our customers to avoid our stores. Any such situation could adversely impact cash flows and make it more difficult to fully staff our stores, which could have a material adverse effect on us.
Our information technology systems for our key business processes are vulnerable to damage that could harm our business.  Our ability to operate our business, including our ability to manage our credit and collections, operations and inventory levels, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems, including our credit underwriting, loan management, inventory management and collections systems, to track inventory information at the store level, communicate customer information, aggregate daily sales and expense information and manage our credit portfolio, including processing credit applications and managing collections. In addition, we license these systems from third parties. These systems and our operations are subject to damage or interruption from, among other things:
•Power loss, computer systems failures and internet, telecommunications or data network failures;
•Operator negligence, unauthorized access or improper operation by, or supervision of, employees;
•Physical and electronic loss of data or security breaches, misappropriation and similar events;
•Computer viruses;
•Intentional acts of vandalism and similar events;
•Failures on behalf of third parties from which we license certain of these systems to provide timely, quality and regular access to or maintenance of such systems; and
•Hurricanes, fires, floods and other natural disasters.
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
If we cannot continue to offer third party payment solutions for customers who do not qualify for our proprietary credit offerings, our business may be impaired. Currently, if a customer does not qualify for our credit offering for a particular purchase in our stores, but qualifies with a payment solutions provider not affiliated with us but with whom we have a commercial relationship, then we sell the applicable merchandise to such payment solutions provider, which leases the merchandise to the customer under a lease-to-own arrangement, and we record a cash sale. In fiscal year 2021, our third-party payment solution providers providing lease-to-own arrangements, represented approximately 8.5% of our retail revenue. Our third-party payment and credit solutions providers’ business models are subject to various risks that are outside of our control. If, as a result of any of these risks, our third-party payment and credit solutions providers are unable to, or otherwise determine not to continue operating with us at a level or on terms similar to the level or on terms we have historically operated, or if we are unable to establish new partnerships with different providers on favorable terms or at all, then we could lose sales or revenue, our financial results could be adversely affected, our ability to execute our growth plan could be impeded and we could otherwise suffer a material adverse effect.
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
We utilize a limited number of home delivery service providers. The loss of any one provider could have a material negative impact on our home delivery operations. If our third-party merchandise delivery services are unable to meet our promised delivery schedule, unable to maintain expense controls, or cease operations, including due to the economic impact of various factors including the COVID-19 outbreak or energy market disruption, our net sales may decline due to a decline in customer satisfaction, and profitability levels may be negatively impacted. For many purchases, we offer next day delivery to our customers that we outsource to one of our third-party delivery service providers. The loss of any one service provider, or the failure to establish and maintain relationships with these or other similar service providers, could have a material negative impact on our home delivery operations. These third-parties are subject to risks that are beyond our control and, if they fail to timely or satisfactorily deliver our products, we may lose business from customers in the future and could suffer damage to our reputation. The loss of customers or damage to our reputation could have a material adverse effect on us. Further, if our third-party delivery service providers are unable to maintain expense controls, our profitability and results of operations may be negatively impacted.
Changes in trade policy, currency exchange rate fluctuations and other factors beyond our control could materially adversely affect our business. A significant portion of our inventory is manufactured or assembled overseas in Asia and in Mexico. Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China, and created the potential for significant additional changes in trade policies. While the impact of the tariffs was minimal to the Company in fiscal year 2020 and 2021, because many of the products that we sell are manufactured in foreign jurisdictions, including China, such tariffs could have a negative impact on our business in the future. The new administration in Washington, D.C. may likely take a different view on tariffs with China and other nations than the preceding administration, but the impact of any changes cannot be predicted accurately at this time. Additionally, in November 2018, the U.S., Mexico and Canada signed the United States-Mexico-Canada Agreement (the “USMCA”), which is designed to overhaul and update the North American Free Trade Agreement (“NAFTA”). The three countries agreed to a revised version of the USMCA in December 2019. The USMCA has been ratified by all three countries, and as a result, has replaced NAFTA. If the U.S. were to withdraw from or materially modify other international trade agreements, certain foreign-sourced goods that we sell may no longer be available at commercially attractive prices or at all, resulting in a material adverse effect on us. Continued diminished trade relations between the U.S. and other countries, as well as the continued escalation of tariffs, could have a material adverse effect on us. Additionally, currency fluctuations, including a devaluation of the U.S. dollar, border taxes, import tariffs, or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on us. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on us.
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
We previously identified a material weakness in our internal controls over financial reporting. If we fail to maintain an effective system of internal controls, our ability to product accurate and timely financial statements could be impaired, which could harm our business and have a material adverse effect on the price of our common stock. In 2020, management and our independent registered public accounting firm identified a material weakness in our internal controls over financial reporting related to information technology general controls (“ITGCs”). During fiscal year 2021, we implemented measures to remediate this material weakness, and we concluded that it had been fully remediated as of January 31, 2021. However, our remedial actions may not prevent this or similar weaknesses from occurring in the future.
We are required to comply with a variety of reporting, accounting and other rules and regulations. As a result, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems and significant deficiencies or material weaknesses are possible. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, or if we are unable to appropriately or timely remediate any such effectiveness, such failure could cause us to restate financial results that have been made public, cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, require us to expend significant resources to remediate the deficiencies, impair our access to capital and otherwise materially adversely impact us.
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
•A prohibition on stockholder action without a meeting, unless such action has been approved in advance by our Board of Directors;
•A prohibition on stockholders’ ability to call special meetings of stockholders;
•Express powers to adjourn, postpone, reschedule or cancel meetings of stockholders, and rules regarding presiding, and conduct, at such meetings;
•Significant advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•Authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt.
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
Our corporate actions may be substantially controlled by our principal stockholders and affiliated entities. A large proportion of our outstanding common stock is beneficially owned by a small group of principal stockholders and their affiliates, including Stephens Inc., Stephens Group, BlackRock, Inc. and Dimensional Fund Advisors LP. Large holders, such as these, may be able to affect matters requiring approval by Company stockholders, including the election of directors and the approval of mergers or other business combination transactions. The concentration of ownership of our shares of common stock by the relatively small number of investors and hedge funds may:
•Have significant influence in determining the outcome of any matter submitted to stockholders for approval, including the election of directors, mergers, consolidations, and the sale of all or substantially of our assets or other significant corporate actions;
•Delay or deter a change of control of the Company;
•Deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and
•Affect the market price volatility and liquidity of our shares of common stock.
The interests of these investors and their respective affiliates may differ from or be adverse to the interests of our other stockholders. If any of these investors sells a substantial number of shares in the public market, the market price of our shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of our shares.
Risk Related to Laws and Regulations
We may expand our retail or credit offerings and become subject to different operating, regulatory or legal requirements. In addition to the retail and consumer finance products we currently offer, we may offer other products and services in the future, including new financing products and services. These products and services may require additional or different operating and compliance systems or have additional or different legal or regulatory requirements than the products and services we currently offer.
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
New laws or regulations, or new interpretations of existing laws or regulations, could limit the amount of interest or fees that may be charged on consumer credit accounts, including by reducing the maximum interest rate that can be charged in the states in which we operate, or impose limitations on our ability to collect on account balances, which could have a material adverse effect on us. New consumer protection laws and regulations are more likely due to the changes in the Presidency and Congress following the 2020 election. Compliance with existing and future laws or regulations, including regulations that may be applicable to us under the Dodd-Frank Act, could require the expenditure of substantial resources. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could result in a material adverse effect on us.
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
The CFPB may reshape the consumer financial laws and there continues to be uncertainty as to how the agency’s actions will impact our business. The Dodd-Frank Act comprehensively overhauled the financial services industry within the U.S. and established the CFPB. The CFPB has enforcement and rulemaking authority under certain federal consumer financial laws, including, but not limited to, the TILA, ECOA, FCRA, FDCPA, and GLBA. This means, for example, that the CFPB has the ability to adopt rules that interpret provisions of the FDCPA, potentially affecting all facets of debt collection. Recently the CFPB published a revised final rule under the FDCPA that would, among other things, limit the timing and number of calls that can be made to a consumer debtor by a third-party collection agency. This rule could impact our ability to contact our consumers and collect amounts owed. In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including bulletins that address furnisher requirements and the application of the CFPB’s prohibition on “unfair, deceptive, or abusive” acts or practices with respect to debt collection.
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
A large number of our stores are located in the State of Texas, which subjects us to concentrated regulatory risks. Negative or unexpected legislative or regulatory changes in Texas could have a material adverse effect on us. In Texas, the Office of the Consumer Credit Commissioner (“OCCC”) issues the consumer loan licenses that permit us to offer direct consumer loans. The OCCC also regulates us as a licensee. We currently have 71 retail stores in Texas. If we fail to establish or implement a proper regulatory infrastructure to comply with Texas’ regulatory requirements, the OCCC could restrict or rescind our consumer loan licenses. A restriction on or a loss of such licenses issued could have a material adverse effect on our financial performance and cause reputational harm. Failure on our part to comply with applicable consumer lending laws of the State of Texas could also expose us to consumer litigation and regulatory enforcement action, possibly resulting in substantial penalties and claims for damages and, in certain circumstances, may subject us to injunctions, require us to refund finance charges already paid, forgo finance charges not yet paid under credit accounts, change our credit extension, servicing, collection, and marketing practices or a combination of the foregoing. Should Texas or the OCCC change laws, regulations or codes related to consumer loans, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. We believe that we are in substantial compliance with the applicable consumer credit laws in the State of Texas.
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
General Risk Factors
Stock market volatility may materially adversely affect the market price of our common stock. Our common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of our common stock to fluctuate substantially, including:
•General market fluctuations resulting from factors not directly related to our operations or the inherent value of our common stock;
•State or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations;
•Announcements of developments related to our business or our competitors;
•Fluctuations in our operating results and the provision for bad debts;
•General conditions in the consumer financial service industry, the domestic or global economy or the domestic or global credit or capital markets;
•Changes in financial estimates by securities analysts;
•Our failure to meet the expectations of securities analysts or investors;
•Negative commentary regarding us and corresponding short-selling market behavior;
•Adverse developments in our relationships with our customers or vendors;
•Legal proceedings brought against us or our officers and directors; and
•Changes in our senior management team.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
As of March 22, 2021, we had approximately 461 common stockholders of record and an estimated 5,965 beneficial owners of our common stock.  The principal market for our common stock is the NASDAQ Global Select Market, where it is traded under the symbol “CONN.”
Dividends
No cash dividends were declared or paid in fiscal year 2021 or fiscal year 2020. We do not anticipate paying dividends in the foreseeable future.  Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of January 31, 2021, relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by stockholders	1,739,640	$12.62	3,209,718

Equity compensation plans not approved by stockholders	—	—	—
Total	1,739,640	$12.62	3,209,718
(1)Inclusive of 720,166 stock options, 749,894 restricted stock units (“RSUs”) and 269,580 performance-based RSUs (“PSUs”).
(2)The $12.62 is inclusive of the 749,894 shares related to RSUs which only have a service requirement and the 269,580 PSUs that have a service, performance and/or market requirement. Neither the RSUs nor PSUs have an exercise price. The weighted-average exercise price of the 720,166 outstanding stock options is $30.49.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the NASDAQ U.S. Stock Market Index and a customized peer group index comprised of Restoration Hardware, First Cash, Aaron’s, Rent-A-Center, La-Z-Boy, Sleep Number, Ethan Allen, EZCORP, Haverty Furniture and Tuesday Morning (the “Peer Group”). The graph assumes an investment of $100 at the close of trading on January 31, 2016, and reinvestment of any dividends. The stock performance shown below is based solely on historical data and is not necessarily indicative of future performance.

	Base Period	Value for the Fiscal Years Ended January 31,
	January 31, 2016	2017	2018	2019	2020	2021
Company/Index:
Conn’s, Inc.	$100.00	$85.63	$270.29	$169.97	$71.10	$127.68
NASDAQ U.S. Stock Market Index	$100.00	$123.23	$164.43	$163.31	$207.46	$298.92
Peer Group	$100.00	$99.88	$158.26	$181.54	$222.76	$313.25
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

ITEM 6.     SELECTED FINANCIAL DATA.
The following table sets forth selected historical financial information and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of our future results of operations or financial condition. Refer to Part 1, Item 1A., Risk Factors, included in this Annual Report on Form 10-K. We have derived the selected statement of operations and balance sheet data as of and for each of the years ended January 31, 2021, 2020, 2019, 2018 and 2017 from our audited consolidated financial statements.

	As of and for the Year Ended January 31,
(dollars in thousands, except per share amounts)	2021	2020	2019	2018	2017
Statement of Operations Data:
Revenues:
Total net sales	$1,064,311	$1,163,235	$1,194,674	$1,191,967	$1,314,471
Finance charges and other revenues	321,714	380,451	355,139	324,064	282,377
Total revenues	$1,386,025	$1,543,686	$1,549,813	$1,516,031	$1,596,848
Operating income (1)	$30,614	$134,519	$161,255	$115,068	$64,098
Net income (loss) (2)	$(3,137)	$56,004	$73,849	$6,463	$(25,562)
Earnings (loss) per common share:
Basic	$(0.11)	$1.85	$2.33	$0.21	$(0.83)
Diluted	$(0.11)	$1.82	$2.28	$0.20	$(0.83)
Balance Sheet Data:
Working capital	$632,307	$896,596	$776,826	$915,906	$920,292
Inventories	$196,463	$219,756	$220,034	$211,894	$164,856
Customer accounts receivable portfolio balance	$1,233,717	$1,602,037	$1,589,828	$1,527,862	$1,556,439
Total assets	$1,755,084	$2,168,769	$1,884,907	$1,900,799	$1,941,134
Total debt, net	$609,569	$1,026,140	$955,331	$1,091,012	$1,145,242
Total stockholders’ equity	$557,155	$627,180	$619,975	$535,068	$517,790
Selected Operating Data:
Change in same stores sales (3)	(12.8)%	(8.2)%	(2.2)%	(11.4)%	(6.3)%
Retail gross margin (4)	37.2%	40.0%	41.2%	39.6%	37.4%
Interest income and fee yield	21.7%	21.8%	21.3%	19.3%	15.4%
Selling, general and administrative expense as a percent of total revenues	34.5%	32.6%	31.0%	29.7%	28.9%
Provision for bad debts as a percentage of average outstanding balance (5)	14.4%	13.0%	12.9%	14.4%	15.5%
Bad debt charge-offs, net of recoveries, as a percentage of average outstanding balance	16.3%	12.6%	12.7%	15.1%	14.4%
Operating margin	2.2%	8.7%	10.4%	7.6%	4.0%
Return on average equity (6)	(0.5)%	9.0%	12.8%	1.2%	(4.8)%
Percent of retail sales financed in-house, including down payment received	52.1%	67.6%	70.1%	71.0%	72.0%
Weighted-average monthly payment rate (7)	5.41%	4.92%	5.03%	5.04%	4.92%
Number of stores:
Beginning of fiscal year	137	123	116	113	103
Opened	9	14	7	3	10
Closed	—	—	—	—	—
End of fiscal year	146	137	123	116	113

(1)Operating income includes the following charges and credits:

	Year Ended January 31,
(in thousands)	2021	2020	2019	2018	2017
Store and facility closure and relocation costs	$—	$1,933	$—	$2,381	$1,089
Legal and professional fees, securities-related litigation, a legal judgment and other legal matters	3,589	—	5,100	1,177	101
Indirect tax audit reserve	—	—	1,943	2,595	1,434
Impairment from disposal	—	—	—	—	1,986
Employee severance	2,737	—	737	1,317	1,868
Write-off of capitalized software costs	—	1,209	—	5,861	—
Charges and credits	$6,326	$3,142	$7,780	$13,331	$6,478
(2)Net income (loss) includes pre-tax loss (gain) from extinguishment of debt for fiscal years 2021, 2020, 2019 and 2018 of $(0.4) million, $1.1 million, $1.8 million and $3.3 million, respectively.
(3)Change in same store sales is calculated by comparing the reported sales for all stores that were open during both comparative fiscal years, starting in the first period in which the store has been open for a full quarter. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period as each such store was relocated within the same general geographic market. Sales from expanded stores have also been included in each period.
(4)Retail gross margin percentage is defined as total net sales, which includes product sales, repair service agreement commissions, and service revenues, less cost of goods sold divided by total net sales. The presentation of our retail gross margin and costs and expenses may not be comparable to other retailers since we include delivery, transportation and handling costs in cost of goods sold, and we include the cost of merchandising our products in selling, general and administrative expense (“SG&A”). Other retailers may treat such costs differently.
(5)Amount does not include retail segment provision for bad debts.
(6)Return on average equity is calculated as net income (loss) divided by the average of the beginning and ending equity.
(7)Represents the weighted-average of monthly gross cash collections received on the credit portfolio as a percentage of the average monthly beginning portfolio balance for each period.

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
Executive Summary
Total revenues were $1.39 billion for fiscal year 2021 compared to $1.54 billion for fiscal year 2020, a decrease of $157.7 million or 10.2%. Retail revenues were $1.07 billion for fiscal year 2021 compared to $1.16 billion for fiscal year 2020, a decrease of $98.9 million or 8.5%. The decrease in retail revenue was primarily driven by a decrease in same store sales of 12.8% and a decrease in RSA commissions, partially offset by new store sales growth. The decrease in same store sales reflects proactive tightening of underwriting standards, reductions in store hours, state mandated stay-at-home orders and industry wide supply chain disruptions in certain product categories, each of which was the result of the COVID-19 pandemic. Credit revenues were $320.9 million for the fiscal year 2021 compared to $379.6 million for fiscal year 2020, a decrease of $58.7 million or 15.5%.  The decrease in credit revenue was primarily due to a decrease of 11.0% in the average outstanding balance of the customer accounts receivable portfolio, a decrease in insurance commissions due to a decline in the balance of sale of our in-house credit financing and a decrease in insurance retrospective income. The yield rate for the year ended January 31, 2021 was 21.7% compared to 21.8% for the year ended January 31, 2020.
Retail gross margin for fiscal year 2021 was 37.2%, a decrease of 280 basis points from the 40.0% reported in fiscal year 2020. The year-over-year decrease in retail gross margin was primarily driven by the impact of fixed logistics costs on lower sales, a decrease in RSA commissions and retrospective income and a shift in sales from higher margin products to lower margin products.
SG&A for fiscal year 2021 was $478.8 million compared to $503.0 million for fiscal year 2020, a decrease of $24.2 million, or 4.8%, over the prior year. The SG&A decrease in the retail segment was primarily due to a decrease in advertising, labor and general operating costs partially offset by an increase in occupancy costs and corporate overhead allocation. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs and third-party legal expenses partially offset by an increase in corporate overhead allocation. The increase in the corporate overhead allocation made to each of the segments was driven by an increase in employee incentive compensation costs.
Provision for bad debts was $202.0 million for fiscal year 2021 compared to $205.2 million in fiscal year 2020, a decrease of $3.2 million, or 1.6%. The decrease was driven by a decrease in the allowance for bad debts during the year ended January 31, 2021 compared to an increase during the year ended January 31, 2020, partially offset by an increase in net charge-offs of $28.0 million. The decrease in the allowance for bad debts was primarily driven by the year-over-year decrease in the customer accounts receivable portfolio partially offset by a $42.5 million increase driven by an increase in forecasted unemployment rates stemming from the COVID-19 pandemic and the impact of COVID-19 on portfolio performance related to accounts that received a COVID-19 deferral.
Interest expense decreased to $50.4 million for fiscal year 2021 compared to $59.1 million for fiscal year 2020, a decrease of $8.7 million, or 14.7%. The decrease was driven by a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Net loss for fiscal year 2021 was $3.1 million, or $0.11 per diluted share, compared to net income of $56.0 million, or $1.82 per diluted share, for fiscal year 2020.

How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance including:
•Same store sales - Our management considers same store sales, which consists of both brick and mortar and e-commerce sales, to be an important indicator of our performance because they are important to our attempts to leverage our SG&A costs, which include rent and other store expenses, and they have a direct impact on our total net sales, net income, cash and working capital. Same store sales is calculated by comparing the reported sales for all stores that were open during both comparative fiscal years, starting in the first period in which the store has been open for a full quarter. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period as each such store was relocated within the same general geographic market. Sales from expanded stores have also been included in each period.
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
Company Initiatives
In fiscal year 2021, we took decisive actions to respond to the COVID-19 pandemic and focused on supporting our employees, customers, and communities, while de-risking our business and enhancing our balance sheet. Our financial results demonstrate the resiliency of our business model, which is supported by the benefits of our home related product focus and the diversity of our financing options. This allowed us to mitigate credit risk associated with the COVID-19 pandemic, while supporting retail sales through our third-party partnerships. We delivered the following financial and operational results in fiscal year 2021:
Fiscal Year 2021 Financial Highlights:
•Grew cash and third-party credit sales by 32%, reflecting strong demand for home-related products and our ability to serve a broader customer segment;
•Same store sales declined 12.8% for the fiscal year, primarily due to a nearly 22.9% decline in sales financed by Conn’s in-house credit because of tighter underwriting associated with the COVID-19 crisis;
•Increased e-commerce sales by $13.7 million, or 109.4% during fiscal year 2021, compared to the prior fiscal year period;
•Improved net cash provided by operating activities to $462.1 million for the fiscal year 2021 as compared to $80.1 million for fiscal year 2020;
•Reduced overall debt balance by $416.6 million as compared to January 31, 2020, representing the lowest level in seven fiscal years;
•Carrying value of customer accounts receivable 60+ days past due at January 31, 2021 24% lower than the prior fiscal year period; and
•Carrying value of re-aged customer accounts receivable at January 31, 2021 33% lower than the prior fiscal year period.
Management’s Response to the COVID-19 Pandemic:
We responded to the COVID-19 pandemic by focusing on protecting the health and safety of our customers, employees, and communities. We made adjustments to respond to national, state and local restrictions on retail sales activities, including some such restrictions that uniquely affected consumer retail companies with in-person sales and purchases. Despite these unprecedented challenges, the Company continued to offer, sell and deliver essential home merchandise as consumers also adjusted to the societal and economic impacts of the pandemic. Throughout fiscal year 2021, the Company successfully executed the following operational changes in the face of the pandemic:
•Instituted health and safety measures, including enhanced cleaning in our stores and offices, a mask requirement for in-store personnel, and social distancing;

•Kept a majority of stores open while observing local and state emergency declaration restrictions;
•Temporarily increased hourly wages by $2 per hour to support our front-line employees and implemented a work from home program for our corporate teams;
•Implemented payment deferral programs to provide relief to credit customers who were economically impacted by COVID-19; and
•Tightened underwriting standards to control delinquencies and charge-offs, which included reducing originations of higher risk applicants, selectively increasing down payments and lowering credit limits
Despite the challenges presented by COVID-19 during the fiscal year 2021, we believe we are at an inflection point in our growth strategy and have identified the following strategic priorities for fiscal year 2022:
•Increase net income by improving performance across our core operational financial metrics: same store sales, retail margin, portfolio yield, charge-off rate and interest expense;
•Grow sales by leveraging the best mix of Conn’s in-house financing and our multiple third-party credit options;
•Increase e-commerce sales by accelerating investments in our digital and e-commerce offerings;
•Continue to refine and enhance our underwriting platform; and
•Open 9 to 11 stores in our current geographic footprint to leverage our existing infrastructure.

Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Year Ended January 31,			Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Total net sales	$1,064,311	$1,163,235	$1,194,674	$(98,924)	$(31,439)
Finance charges and other revenues	321,714	380,451	355,139	(58,737)	25,312
Total revenues	1,386,025	1,543,686	1,549,813	(157,661)	(6,127)
Costs and expenses:
Cost of goods sold	668,315	697,784	702,135	(29,469)	(4,351)
Selling, general and administrative expense	478,767	503,024	480,561	(24,257)	22,463
Provision for bad debts	202,003	205,217	198,082	(3,214)	7,135
Charges and credits	6,326	3,142	7,780	3,184	(4,638)
Total costs and expenses	1,355,411	1,409,167	1,388,558	(53,756)	20,609
Operating income	30,614	134,519	161,255	(103,905)	(26,736)
Interest expense	50,381	59,107	62,704	(8,726)	(3,597)
(Gain) loss on extinguishment of debt	(440)	1,094	1,773	(1,534)	(679)
Income (loss) before income taxes	(19,327)	74,318	96,778	(93,645)	(22,460)
Provision (benefit) for income taxes	(16,190)	18,314	22,929	(34,504)	(4,615)
Net income (loss)	$(3,137)	$56,004	$73,849	$(59,141)	$(17,845)
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
We evaluate a segment’s performance based upon operating income (loss). SG&A includes the direct expenses of the retail and credit operations, allocated corporate overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is calculated using an annual rate of 2.5% multiplied by the average outstanding portfolio balance for each applicable period.
The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Year Ended January 31,			Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Product sales	$973,031	$1,042,424	$1,078,635	$(69,393)	$(36,211)
Repair service agreement commissions	78,838	106,997	101,928	(28,159)	5,069
Service revenues	12,442	13,814	14,111	(1,372)	(297)
Total net sales	1,064,311	1,163,235	1,194,674	(98,924)	(31,439)
Finance charges and other	816	810	447	6	363
Total revenues	1,065,127	1,164,045	1,195,121	(98,918)	(31,076)
Costs and expenses:
Cost of goods sold	668,315	697,784	702,135	(29,469)	(4,351)
Selling, general and administrative expense (1)	335,954	346,108	328,628	(10,154)	17,480
Provision for bad debts	443	905	1,009	(462)	(104)
Charges and credits	4,092	1,933	2,980	2,159	(1,047)
Total costs and expenses	1,008,804	1,046,730	1,034,752	(37,926)	11,978
Operating income	$56,323	$117,315	$160,369	$(60,992)	$(43,054)
Number of stores:
Beginning of fiscal year	137	123	116
Opened	9	14	7
End of fiscal year	146	137	123

Credit Segment:	Year Ended January 31,			Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Finance charges and other revenues	$320,898	$379,641	$354,692	$(58,743)	$24,949
Costs and expenses:
Selling, general and administrative expense (1)	142,813	156,916	151,933	(14,103)	4,983
Provision for bad debts	201,560	204,312	197,073	(2,752)	7,239
Charges and credits	2,234	1,209	4,800	1,025	(3,591)
Total costs and expenses	346,607	362,437	353,806	(15,830)	8,631
Operating income (loss)	(25,709)	17,204	886	(42,913)	16,318
Interest expense	50,381	59,107	62,704	(8,726)	(3,597)
(Gain) loss on extinguishment of debt	(440)	1,094	1,773	(1,534)	(679)
Loss before income taxes	$(75,650)	$(42,997)	$(63,591)	$(32,653)	$20,594

(1)For the years ended January 31, 2021, 2020 and 2019, the amount of overhead allocated to each segment reflected in SG&A was $32.0 million, $30.0 million and $36.4 million, respectively. For the years ended January 31, 2021, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $34.8 million, $39.1 million and $38.1 million, respectively.
Year ended January 31, 2021 compared to the year ended January 31, 2020
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year Ended January 31,					%	Same Store
(dollars in thousands)	2021	% of Total	2020	% of Total	Change	Change	% Change
Furniture and mattress	$322,770	30.3%	$370,931	31.9%	$(48,161)	(13.0)%	(17.5)%
Home appliance	390,964	36.7	360,441	31.0	30,523	8.5	3.8
Consumer electronics	172,932	16.2	221,449	19.0	(48,517)	(21.9)	(25.2)
Home office	65,405	6.1	73,074	6.3	(7,669)	(10.5)	(14.2)
Other	20,960	2.0	16,529	1.4	4,431	26.8	22.6
Product sales	973,031	91.3	1,042,424	89.6	(69,393)	(6.7)	(10.9)
Repair service agreement commissions (1)	78,838	7.4	106,997	9.2	(28,159)	(26.3)	(26.9)
Service revenues	12,442	1.3	13,814	1.2	(1,372)	(9.9)
Total net sales	$1,064,311	100.0%	$1,163,235	100.0%	$(98,924)	(8.5)%	(12.8)%
(1) The total change in sales of repair service agreement commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in product sales for the year ended January 31, 2021 was primarily due to a decrease in same store sales of 12.8% and a decrease in RSA commissions, partially offset by new store growth. The decrease in same store sales reflects proactive tightening of underwriting standards, reductions in store hours, state mandated stay-at-home orders and industry wide supply chain disruptions in certain product categories, each of which was the result of the COVID-19 pandemic.
The following table provides the change of the components of finance charges and other revenues:

	Year Ended January 31,
(in thousands)	2021	2020	Change
Interest income and fees	$303,209	$341,224	$(38,015)
Insurance income	17,689	38,417	(20,728)
Other revenues	816	810	6
Finance charges and other revenues	$321,714	$380,451	$(58,737)
The decrease in finance charges and other revenues was primarily due to a decrease of 11.0% in the average outstanding balance of the customer accounts receivable portfolio, a decrease in insurance commissions due to a decline in the balance of sale of our in-house credit financing and a decrease in insurance retrospective income. The yield rate for the year ended January 31, 2021 was 21.7% compared to 21.8% for the year ended January 31, 2020.
The following table provides key portfolio performance information:

	Year Ended January 31,
(dollars in thousands)	2021	2020	Change
Interest income and fees	$303,209	$341,224	$(38,015)
Net charge-offs	(227,134)	(196,795)	(30,339)
Interest expense	(50,381)	(59,107)	8,726
Net portfolio income	$25,694	$85,322	$(59,628)
Average outstanding portfolio balance	$1,395,428	$1,567,878	$(172,450)
Interest income and fee yield	21.7%	21.8%
Net charge-off %	16.3%	12.6%

Retail Gross Margin

	Year Ended January 31,
(dollars in thousands)	2021	2020	Change
Retail total net sales	$1,064,311	$1,163,235	$(98,924)
Cost of goods sold	668,315	697,784	(29,469)
Retail gross margin	$395,996	$465,451	$(69,455)
Retail gross margin percentage	37.2%	40.0%
The year-over-year decrease in retail gross margin was primarily driven by the impact of fixed logistics costs on lower sales, a decrease in RSA commissions and retrospective income and a shift in sales from higher margin products to lower margin products.
Selling, General and Administrative Expense

	Year Ended January 31,
(dollars in thousands)	2021	2020	Change
Retail segment	$335,954	$346,108	$(10,154)
Credit segment	142,813	156,916	(14,103)
Selling, general and administrative expense - Consolidated	$478,767	$503,024	$(24,257)
Selling, general and administrative expense as a percent of total revenues	34.5%	32.6%
The SG&A decrease in the retail segment was primarily due to a decrease in advertising, labor and general operating costs partially offset by an increase in occupancy costs and corporate overhead allocation. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs and third-party legal expenses partially offset by an increase in corporate overhead allocation. As a percent of average total customer portfolio balance, SG&A for the credit segment for the year ended January 31, 2021 increased 20 basis points as compared to the year ended January 31, 2020. The increase in the corporate overhead allocation made to each of the segments was driven by an increase in employee incentive compensation costs.
Provision for Bad Debts

	Year Ended January 31,
(dollars in thousands)	2021	2020	Change
Retail segment	$443	$905	$(462)
Credit segment	201,560	204,312	(2,752)
Provision for bad debts - Consolidated	$202,003	$205,217	$(3,214)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance	14.4%	13.0%

The provision for bad debts decreased to $202.0 million for the year ended January 31, 2021 from $205.2 million for the year ended January 31, 2020, a decrease of $3.2 million. The decrease was driven by a decrease in the allowance for bad debts during the year ended January 31, 2021 compared to an increase during the year ended January 31, 2020, partially offset by an increase in net charge-offs of $28.0 million. The decrease in the allowance for bad debts was primarily driven by the year-over-year decrease in the customer accounts receivable portfolio partially offset by a $42.5 million increase driven by an increase in forecasted unemployment rates stemming from the COVID-19 pandemic and the impact of COVID-19 on portfolio performance related to accounts that received a COVID-19 deferral.

Charges and Credits

	Year Ended January 31,
(in thousands)	2021	2020	Change
Store and facility closure and relocation costs	$—	$1,933	$(1,933)
Legal and professional fees, securities-related litigation, a legal judgment and other legal matters	3,589	—	3,589
Employee severance	2,737	—	2,737
Write-off of capitalized software costs	—	1,209	(1,209)
	$6,326	$3,142	$3,184
During the year ended January 31, 2021, we recognized $3.6 million in professional fees associated with non-recurring expenses and $2.7 million in severance costs related to a change in the executive management team. During the year ended January 31, 2020, we recognized $3.2 million in impairments from the exiting of certain leases upon the relocation of three distribution centers into one facility. These facility closure costs were offset by a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters and a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system.
Interest Expense
Interest expense decreased to $50.4 million for the year ended January 31, 2021 from $59.1 million for the year ended January 31, 2020, a decrease of $8.7 million. The decrease was driven by a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
(Gain) loss on Extinguishment of Debt
During the year ended January 31, 2021, we incurred a gain of $0.4 million related to the retirement of $85.8 million aggregate principal amount of our 7.250% senior notes due 2022 (“Senior Notes”) in connection with a tender offer. During the year ended January 31, 2020, we wrote-off $1.1 million of debt issuance costs related to an amendment of our revolving credit facility that effected the resignation of Bank of America, N.A. as agent and lender, and replaced it with JPMorgan Chase Bank, N.A. as agent.
Provision (benefit) for Income Taxes

	Year Ended January 31,
(dollars in thousands)	2021	2020	Change
Provision (benefit) for income taxes	$(16,190)	$18,314	$(34,504)
Effective tax rate	83.8%	24.6%
The decrease in the income tax expense for the year ended January 31, 2021 compared to the year ended January 31, 2020 was primarily driven by a $93.6 million decrease of pre-tax book income at the statutory rate of 21%. In addition, a benefit of $14.9 million was also recognized for the year ended January 31, 2021 as a result of net operating loss provisions within the CARES Act that provide for a five year carryback of losses.

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

The following table provides key portfolio performance information:

	Year Ended January 31,
(dollars in thousands)	2020	2019	Change
Interest income and fees	$341,224	$325,136	$16,088
Net charge-offs	(196,795)	(194,017)	(2,778)
Interest expense	(59,107)	(62,704)	3,597
Net portfolio loss	$85,322	$68,415	$16,907
Average outstanding portfolio balance	$1,567,878	$1,526,728	$41,150
Interest income and fee yield	21.8%	21.3%
Net charge-off %	12.6%	12.7%
Retail Gross Margin

	Year Ended January 31,
(dollars in thousands)	2020	2019	Change
Retail total net sales	$1,163,235	$1,194,674	$(31,439)
Cost of goods sold	697,784	702,135	(4,351)
Retail gross margin	$465,451	$492,539	$(27,088)
Retail gross margin percentage	40.0%	41.2%
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
Charges and Credits

	Year Ended January 31,
(in thousands)	2020	2019	Change
Store and facility closure and relocation costs	$1,933	$—	$1,933
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation and other legal matters	—	5,100	(5,100)
Indirect tax audit reserve	—	1,943	(1,943)
Employee severance	—	737	(737)
Write-off of capitalized software costs	1,209	—	1,209
	$3,142	$7,780	$(4,638)
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
Provision (benefit) for Income Taxes

	Year Ended January 31,
(dollars in thousands)	2020	2019	Change
Provision for income taxes	$18,314	$22,929	$(4,615)
Effective tax rate	24.6%	23.7%
The decrease in the income tax expense for the year ended January 31, 2020 compared to the year ended January 31, 2019 was primarily driven by a $22.5 million decrease of pre-tax book income.
Impact of Inflation and Changing Prices
We do not believe that inflation has had a material effect on our net sales or results of operations. However, significant increases in oil and gasoline prices could adversely affect our customers’ shopping decisions and payment patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and increases in oil and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs could adversely affect our results of operations. Conversely, significant decreases in oil and gasoline prices could negatively impact certain local economies in regions in which we have stores, impacting our customer’s employment or income, which could adversely affect our sales and collection of customer receivables. In addition, the cost of items we purchase may increase or shortages of these items may arise as a result of changes in trade regulations, currency fluctuations, border taxes, import tariffs, or other factors beyond our control. Throughout 2018, 2019, and 2020 the U.S. imposed tariffs on imports from several countries, including China. It is unclear if, or to what extent, those tariffs will remain under the newly elected President and Congress. While many of the products that we sell are manufactured in foreign jurisdictions, including China, such tariffs have had a minimal impact on our business to date.
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
Quarterly Results of Operations
Our quarterly results may fluctuate materially depending on factors such as the following:
•timing of new product introductions, new store openings and store relocations;
•sales contributed by new stores;
•changes in our merchandise mix;
•increases or decreases in comparable store sales;
•changes in delinquency rates and amount of charge-offs with respect to customer accounts receivable;
•the pace of growth or decline in the customer accounts receivable balance;
•adverse weather conditions;
•shifts in the timing of certain holidays and promotions; and
•charges incurred in connection with store closures or other non-routine events.
Results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for a full fiscal year.
Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represent approximately 74% of our fiscal year 2021 originations, with maximum equivalent interest rates of up to 27% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 12.7% of our fiscal year 2021 originations.
We offer qualified customers a 12-month no-interest option finance program. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived.
We regularly extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved, and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. During the second quarter of fiscal year 2021, we changed our re-age policy to increase the number of days required for a customer to qualify for a unilateral re-age. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which typically does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.
On March 27, 2020 the CARES Act was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $65.2 million as of January 31, 2021. All COVID-19 specific deferral programs ended during the third quarter of fiscal year 2021.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	January 31,
	2021	2020	2019
Weighted average credit score of outstanding balances (1)	600	591	593
Average outstanding customer balance	$2,463	$2,734	$2,677
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	12.4%	12.5%	9.5%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)	25.9%	29.4%	25.7%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$92,883	$112,410	$94,404
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance (4)	24.2%	14.6%	13.5%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	20.5%	17.7%	22.9%

	Year Ended January 31,
	2021	2020	2019
Total applications processed	1,251,002	1,235,712	1,221,262
Weighted average origination credit score of sales financed (1)	615	608	609
Percent of total applications approved and utilized	21.5%	27.0%	29.6%
Average income of credit customer at origination	$47,100	$45,800	$44,800
Percent of retail sales paid for by:
In-house financing, including down payments received	52.1%	67.6%	70.1%
Third-party financing	20.4%	17.8%	15.7%
Third-party lease-to-own option	8.5%	7.0%	7.5%
	81.0%	92.4%	93.3%
(1)Credit scores exclude non-scored accounts.
(2)Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
(3)Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.
(4)For the period ended January 31, 2021, the allowance for bad debts and uncollectible interest is based on the current expected credit loss methodology required under ASC 326. For the period ended January 31, 2020, the allowance for bad debts and uncollectible interest is based on the incurred loss methodology.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance increased to 21.0% as of January 31, 2021 from 10.5% as of January 31, 2020. The increase in our allowance for uncollectible accounts was primarily related to the implementation of

CECL during the first quarter of fiscal year 2021, which transitioned our allowance from an incurred loss reserve to a lifetime reserve, and an increase in our economic adjustment related to the COVID-19 pandemic.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due decreased 80 basis points over the prior year period to 8.9% as of January 31, 2021 from 9.7% as of January 31, 2020.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 41.6% as of January 31, 2021 as compared to 40.0% as of January 31, 2020. This 160 basis point increase reflects the impact of higher restructured account delinquencies.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 16.3% for fiscal year 2021 compared to 12.6% for fiscal year 2020. The increase was driven by a decrease in the average portfolio balance and an increase in bad debt charge-offs, net of recoveries. Bad debt charge-offs, net of recoveries, increased primarily due to an increase in new customer mix and the impact of difficulties in collection efforts related to the implementation of our new loan management system during the fourth quarter of fiscal year 2020.
As of January 31, 2021 and 2020, balances under no-interest programs included within customer receivables were $252.8 million and $283.2 million, respectively.
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
Operating cash flows.  For the year ended January 31, 2021, net cash provided by operating activities was $462.1 million compared to $80.1 million for the year ended January 31, 2020. The increase in net cash provided by operating activities was primarily driven by a decrease in receivables resulting from both an increase in collections on customer accounts and a decrease in loan originations, a decrease in inventory driven by industry wide supply chain disruptions in certain product categories and the general timing of payments. These increases were partially offset by a decrease in net income when adjusted for non-cash activity.
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
Investing cash flows.  For the year ended January 31, 2021, net cash used in investing activities was $55.9 million compared to $56.8 million for the year ended January 31, 2020. The cash used during the year ended January 31, 2021 was primarily for investments in new stores, two new distribution centers and technology investments. The cash used during the year ended January 31, 2020 was primarily for investments in new stores, renovations and expansions of select existing stores and a new distribution center.
For the year ended January 31, 2020, net cash used in investing activities was $56.8 million compared to $32.8 million for the year ended January 31, 2019. The increase was primarily the result of higher capital expenditures due to investments in new stores, renovations and expansions of select existing stores and a new distribution center.
Financing cash flows.  For the year ended January 31, 2021, net cash used in financing activities was $426.8 million compared to net cash used in financing activities of $7.3 million for the year ended January 31, 2020 and net cash used in financing activities of $150.2 million for the year ended January 31, 2019. During the year ended January 31, 2021, we issued 2020-A VIE asset backed notes resulting in net proceeds to us of approximately $238.5 million, net of transaction costs. The proceeds from the 2020-A VIE asset-backed notes were used to pay down the balance of the Company’s Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $599.1 million during the year ended January 31, 2021 compared to approximately $559.1 million in the comparable prior year period. During the year ended January 31, 2021, net borrowings under our Revolving Credit Facility were $22.9 million compared to net payments of $239.6 million during the year ended January 31, 2020. During the year ended January 31, 2021, we retired $85.8 million aggregate principal amount of our Senior Notes in connection with a tender offer, resulting in a payment on extinguishment of debt of $84.3 million, net of transaction costs paid.

During the year ended January 31, 2020, we issued 2019-A VIE and 2019-B VIE asset-backed notes resulting in net proceeds to us of approximately $862.0 million, net of transaction costs and restricted cash held by the Issuer, which were used to pay down the balance of the Company’s Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes. During the year ended January 31, 2019, the issuance of asset-backed notes resulted in net proceeds to us of approximately $355.7 million, net of transaction costs and restricted cash held by the Issuer, which were used to repay indebtedness under the Company’s asset-based credit facility and for other general corporate purposes.
Share Repurchase Program. On May 30, 2019, we entered into a stock repurchase program pursuant to which we had the authorization to repurchase up to $75.0 million of our outstanding common stock. The stock repurchase program expired on May 30, 2020. No shares were repurchased during the year ended January 31, 2021. For the year ended January 31, 2020, we repurchased 3,485,441 shares of our common stock at an average weighted cost per share of $19.02 for an aggregate amount of $66.3 million.
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of January 31, 2021, $188.6 million was free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
On December 28, 2020, the Company retired $85.8 million aggregate principal amount of its Senior Notes in connection with a tender offer.
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

The asset-backed notes outstanding as of January 31, 2020 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2019-A Class A Notes	$254,530	$253,026	$19,521	4/24/2019	10/16/2023	3.40%	4.43%
2019-A Class B Notes	64,750	64,276	25,069	4/24/2019	10/16/2023	4.36%	4.84%
2019-A Class C Notes	62,510	61,898	24,202	4/24/2019	10/16/2023	5.29%	5.74%
2019-B Class A Notes	317,150	315,417	17,860	11/26/2019	6/17/2024	2.66%	4.32%
2019-B Class B Notes	85,540	84,916	85,540	11/26/2019	6/17/2024	3.62%	4.16%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	4.96%
2020-A Class A Notes	174,900	173,716	93,326	10/16/2020	6/16/2025	1.71%	4.08%
2020-A Class B Notes	65,200	64,754	65,200	10/16/2020	6/16/2025	4.27%	5.12%
Total	$1,107,850	$1,100,459	$413,988
(1)After giving effect to debt issuance costs.
(2)For the year ended January 31, 2021, and inclusive of the impact of changes in timing of actual and expected cash flows.
On October 16, 2020, the Company completed the issuance and sale of $240.1 million aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $238.5 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on June 16, 2025 and consist of $174.9 million of 1.71% Asset Backed Fixed Rate Notes, Class A, Series 2020-A and $65.2 million of 4.27% Asset Backed Fixed Rate Notes, Class B, Series 2020-A. Additionally, the Company issued $62.9 million in aggregate principal amount of 7.10% Asset Backed Fixed Rate Notes, Class C, Series 2020-A which mature on June 16, 2025. The interest rate on the Class C, Series 2020-A Notes was reduced to 4.20% in connection with a sale of such notes on February 24, 2021. See Note 17. Subsequent Events, for details.
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
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2021, we had immediately available borrowing capacity of $336.0 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.5 million. We also had $239.5 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and total eligible inventory balances.
On June 5, 2020 we entered into the Third Amendment to our Revolving Credit Facility (the “Third Amendment”). Under the Third Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 5.9% for the year ended January 31, 2021.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of January 31, 2021, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $240.1 million as a result of the

Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at January 31, 2021. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at January 31, 2021 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	5.05:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	4.53:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.61:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.95:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$34.7 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.6 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.7 million and $1.2 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened 9 new stores during fiscal year 2021, and currently plan to open 9 to 11 new stores during fiscal year 2022. Additionally, we plan to renovate several of our showrooms during fiscal year 2022. Our anticipated capital expenditures for fiscal year 2022 are between $35.0 and $45.0 million.
Cash Flow. We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of January 31, 2021, beyond cash generated from operations we had (i) immediately available borrowing capacity of $336.0 million under our Revolving Credit Facility and (ii) $9.7 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2021:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1)(2):
Revolving Credit Facility (1)(3)	$54,548	$1,950	$52,598	$—	$—
Senior Notes (4) (5)	156,034	10,235	145,799	—	—
2019-A Class A Notes (4)	21,318	664	20,654	—	—
2019-A Class B Notes (4)	28,028	1,093	26,935	—	—
2019-A Class C Notes (4)	27,667	1,280	26,387	—	—
2019-B Class A Notes (4)	19,464	475	950	18,039	—
2019-B Class B Notes (4)	96,001	3,097	6,193	86,711	—
2019-B Class C Notes (4)	96,209	3,830	7,661	84,718	—
2020-A Class A Notes (4)	100,309	1,596	3,192	95,521	—
2020-A Class B Notes (4)	77,381	2,784	5,568	69,029	—
Financing lease obligations	8,005	1,247	2,058	1,506	3,194
Operating leases:
Real estate	541,180	82,792	161,800	126,116	170,472
Equipment	333	227	83	23	—
Contractual commitments (6)	114,488	106,217	7,762	509	—
Total	$1,340,965	$217,487	$467,640	$482,172	$173,666
(1)Estimated interest payments are based on the outstanding balance as of January 31, 2021 and the interest rate in effect at that time.
(2)On February 24, 2021, the Company completed the sale of $62.9 million of 4.20% Asset Backed Fixed Rate Notes, Class C, Series 2020-A which were previously issued and retained by the Company. The asset-backed notes are secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $62.5 million, net of debt issuance costs. Net proceeds from the sale were used to repay amounts outstanding under the Company’s Revolving Credit Facility. See Note 17., Subsequent Events, for details.
(3)On March 29, 2021, the Company entered into the Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amended and Restated Loan Agreement”). The Fifth Amended and Restated Loan Agreement, among other things, extended the maturity date of our existing revolving credit facility to March 2025 (originally scheduled to mature in May 2022). See Note 17., Subsequent Events, for details.
(4)The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(5)On March 15, 2021, the Company issued a notice of redemption to holders of our 7.250% Senior Notes due 2022 (the “Senior Notes”) for the redemption of all $141,172,000 outstanding aggregate principal amount of the Senior Notes. See Note 17., Subsequent Events, for details.
(6)Contractual commitments primarily include commitments to purchase inventory of $87.9 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn’s, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of January 31, 2021, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of January 31, 2021 and a summarized Statement of Operations on a consolidated basis for the twelve months ended January 31, 2021. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of January 31, 2021 and for the twelve months ended January 31, 2021:

January 31,
(in thousands)	2021
Assets
Cash, cash equivalents and restricted cash	$11,638
Customer accounts receivable, net of allowances	218,923
Inventories	196,463
Net due from non-guarantor subsidiary	8,571
Other current assets	108,606
Total current assets	544,201
Long-term portion of customer accounts receivable, net of allowances	246,445
Property and equipment, net	190,962
Right of use assets, net	265,798
Other assets	23,512
Total assets	$1,270,918

Liabilities
Current portion of debt	$934
Lease liability operating - current	44,011
Other liabilities	163,429
Total current liabilities	208,374
Lease liability operating - non current	354,598
Long-term debt	197,084
Other long-term liabilities	21,068
Total liabilities	$781,124

(in thousands)	Year Ended January 31, 2021
Revenues:
Net sales and finances charges	$1,231,577
Servicing fee revenue from non-guarantor subsidiary	36,170
Total revenues	1,267,747
Total costs and expenses	1,273,212
Net loss	$(5,465)

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
Allowance for doubtful accounts.   The determination of the amount of the allowance for credit losses is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the allowance for credit losses. General economic conditions, changes to state or federal regulations and a variety of other factors that affect the ability of borrowers to service their debts or our ability to collect will impact the future performance of the portfolio.
We establish an allowance for credit losses, including estimated uncollectible interest, to cover expected credit losses on our customer accounts receivable resulting from the failure of customers to make contractual payments. Our customer accounts receivable portfolio balance consists of a large number of relatively small, homogeneous accounts. None of our accounts are large enough to warrant individual evaluation for impairment.
On February 1, 2021, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The allowance for credit losses is measured on a collective (pool) basis where similar risk characteristics exist. The allowance for credit losses is determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis.
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
Pursuant to ASC 326 requirements, the Company uses a 24-month reasonable and supportable forecast period for the Customer Accounts Receivable portfolio. We estimate losses beyond the 24-month forecast period based on historic loss rates experienced over the life of our historic loan portfolio by loan pool type. We revisit our measurement methodology and assumption annually, or more frequently if circumstances warrant.
As of January 31, 2021 and 2020, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $219.7 million and $145.7 million, respectively. As of January 31, 2021 and 2020, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $78.3 million and $88.1 million, respectively. A 100 basis point increase in our estimated gross charge-off rate would increase our allowance for doubtful accounts on our customer accounts receivable by $8.1 million based on the balance outstanding at January 31, 2021.
Interest income on customer accounts receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2021 and 2020, there were $8.9 million and $10.6 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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

We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. At January 31, 2021 and 2020, the carrying value of customer accounts receivable in non-accrual status was $8.5 million and $12.5 million. At January 31, 2021 and 2020, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $111.5 million and $132.7 million, respectively. At January 31, 2021 and 2020, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $5.2 million and $12.1 million, respectively, were included within the customer receivables balance carried in non-accrual status.
Inventories.  Inventories consist of merchandise purchased for resale and service parts and are recorded at the lower of cost or net realizable value. The carrying value of the inventory is reduced to its net realizable value for any product lines with excess of carrying amount, typically weighted-average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value is estimated based on assumptions regarding inventory aging and historical product sales. A 10% difference in our actual inventory reserve at January 31, 2021, would have affected our cost of goods sold by $0.5 million.
Impairment of Long-Lived Assets.  Long-lived assets are evaluated for impairment, primarily at the asset group level. The asset group is defined as stores and cross-docks within a distribution center’s service area. We monitor asset group performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of an asset group's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. During the year ended January 31, 2020, we recognized $3.2 million in impairments from the exiting of certain leases. See Note 4, Charges and Credits, for details. For the years ended January 31, 2021 and 2019 there were no impairments.
Vendor allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2021, 2020 and 2019, we recorded $122.7 million, $156.6 million and $143.3 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of January 31, 2021, the balance outstanding under our Revolving Credit Facility was $52.0 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $0.5 million over a 12-month period, based on the balance outstanding at January 31, 2021.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Conn’s, Inc. and subsidiaries (the “Company”) as of January 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for 1) credit losses in fiscal year 2021 due to the adoption of ASU No. 2016-13, Credit Losses 2) leases in fiscal year 2020 due to the adoption of ASU No. 2016-02, Leases and 3) internal-use software in fiscal year 2020 due to the adoption of ASU No. 2018-15, Intangibles Goodwill and Other-Internal-Use Software.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

Description of the Matter
At January 30, 2021 the Company’s balance of customer accounts receivable was $1.233 billion and the related allowance for credit losses was $276.6 million. As discussed in Note 1 to the consolidated financial statements, the Company recognizes an allowance for expected credit losses over the life of customer accounts receivable. Management measures expected losses on a pool basis where similar risk characteristics exist using historical charge-off experience to estimate an allowance. In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries as well as forward-looking macro-economic forecasts are also considered. To the extent that situations and trends arise which are not captured in management’s model, management will layer on additional qualitative adjustments.
Auditing management’s estimates of the allowance for credit losses for customer accounts receivable involves a high degree of complexity in testing the model and modeling assumptions used to derive the segmentation level loss estimates utilized in the allowance calculation. Additionally, in light of the current economic environment, auditing the estimate is complex due to the judgments necessary to evaluate management’s qualitative assessments of how to adjust the historical charge-off and recovery experiences, as well as the macro-economic forecast to estimate current expected credit losses over the life of the customer accounts receivable portfolio.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the allowance for credit losses process, including management’s review and approval of models used to calculate the estimate and the evaluation of the completeness and accuracy of data inputs, assumptions, and outputs of those models. We also evaluated the Company’s controls over the identification and measurement of qualitative adjustments, review of portfolio trends and overall evaluation of the recorded allowance estimate, as well as the controls specific to the adoption of ASU 2016-13.
With the assistance of our specialists, we tested the quantitative model methodology, modeling assumptions, model calculation and clerical accuracy of the segmentation level loss estimates. We tested the completeness and accuracy of historical data. We evaluated management’s identification of historical loss periods used in the models. We also assessed management’s adjustments to historical loss data and evaluated whether those adjustments were reflective of management’s current expected loss estimates, and consistent with the underlying supporting documentation for any such quantitative adjustments. We evaluated the inputs used by management in determining the qualitative adjustments for consistency with management’s evaluation framework. We tested the completeness and accuracy of underlying portfolio and macro-economic data considered by management in determining the qualitative adjustments. We also inspected management’s documentation of the evaluation of adjustments considered for consistency with the underlying data and evaluated the reasonableness of the qualitative adjustments recorded. We evaluated the reasonableness of the overall allowance estimate, inclusive of the adjustments for qualitative factors, through comparison of historical estimation results to actual recorded losses. We also reviewed subsequent events and transactions and considered whether they corroborated or contradicted the Company’s estimation conclusion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Houston, Texas
March 31, 2021

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	January 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$9,703	$5,485
Restricted cash (includes VIE balances of $48,622 and $73,214, respectively)	50,557	75,370
Customer accounts receivable, net of allowance (includes VIE balances of $259,811 and $393,764, respectively)	478,734	673,742
Other accounts receivable	61,716	68,753
Inventories	196,463	219,756
Income taxes receivable	38,059	4,315
Prepaid expenses and other current assets	8,831	11,445
Total current assets	844,063	1,058,866
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $184,304 and $420,454, respectively)	430,749	663,761
Property and equipment, net	190,962	173,031
Operating lease right-of-use assets	265,798	242,457
Deferred income taxes	9,448	18,599
Other assets	14,064	12,055
Total assets	$1,755,084	$2,168,769
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$934	$605
Accounts payable	69,367	48,554
Accrued compensation and related expenses	24,944	10,795
Accrued expenses	58,046	52,295
Operating lease liability - current	44,011	35,390
Income taxes payable	1,447	2,394
Deferred revenues and other credits	13,007	12,237
Total current liabilities	211,756	162,270
Operating lease liability - non current	354,598	329,081
Long-term debt and finance lease obligations (includes VIE balances of $411,551 and $768,121 respectively)	608,635	1,025,535
Other long-term liabilities	22,940	24,703
Total liabilities	1,197,929	1,541,589
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (0.01 par value, 100,000,000 shares authorized; 32,711,623 and 32,125,055 shares issued, respectively)	327	321
Treasury stock (at cost; 3,485,441 shares and 3,485,441 shares, respectively)	(66,290)	(66,290)
Additional paid-in capital	132,108	122,513
Retained earnings	491,010	570,636
Total stockholders’ equity	557,155	627,180
Total liabilities and stockholders’ equity	$1,755,084	$2,168,769
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended January 31,
	2021	2020	2019
Revenues:
Product sales	$973,031	$1,042,424	$1,078,635
Repair service agreement commissions	78,838	106,997	101,928
Service revenues	12,442	13,814	14,111
Total net sales	1,064,311	1,163,235	1,194,674
Finance charges and other revenues	321,714	380,451	355,139
Total revenues	1,386,025	1,543,686	1,549,813
Costs and expenses:
Cost of goods sold	668,315	697,784	702,135
Selling, general and administrative expense	478,767	503,024	480,561
Provision for bad debts	202,003	205,217	198,082
Charges and credits	6,326	3,142	7,780
Total costs and expenses	1,355,411	1,409,167	1,388,558
Operating income	30,614	134,519	161,255
Interest expense	50,381	59,107	62,704
(Gain) loss on extinguishment of debt	(440)	1,094	1,773
Income (loss) before income taxes	(19,327)	74,318	96,778
Provision (benefit) for income taxes	(16,190)	18,314	22,929
Net income (loss)	$(3,137)	$56,004	$73,849
Earnings (loss) per share:
Basic	$(0.11)	$1.85	$2.33
Diluted	$(0.11)	$1.82	$2.28
Weighted average common shares outstanding:
Basic	29,060,512	30,275,662	31,668,370
Diluted	29,060,512	30,814,775	32,374,375
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance January 31, 2018	31,435,775	$314	$101,087	$433,667	—	$—	$535,068
Adoption of ASU 2014-09	—	—	—	956	—	—	956
Exercise of options and vesting of restricted stock, net of withholding tax	317,465	3	(2,957)	—	—	—	(2,954)
Issuance of common stock under Employee Stock Purchase Plan	34,922	1	838	—	—	—	839
Stock-based compensation	—	—	12,217	—	—	—	12,217
Net income	—	—	—	73,849	—	—	73,849
Balance January 31, 2019	31,788,162	$318	$111,185	$508,472	—	$—	$619,975
Adoption of ASU 2016-02	—	—	—	6,160	—	—	6,160
Exercise of options and vesting of restricted stock, net of withholding tax	283,434	2	(1,987)	—	—	—	(1,985)
Issuance of common stock under Employee Stock Purchase Plan	53,459	1	765	—	—	—	766
Stock-based compensation	—	—	12,550	—	—	—	12,550
Common stock repurchase	—	—	—	—	(3,485,441)	(66,290)	(66,290)
Net income	—	—	—	56,004	—	—	56,004
Balance January 31, 2020	32,125,055	$321	$122,513	$570,636	(3,485,441)	$(66,290)	$627,180
Adoption of ASU 2016-13	—	—	—	(76,489)	—	—	(76,489)
Exercise of options and vesting of restricted stock, net of withholding tax	445,895	5	(1,687)	—	—	—	(1,682)
Issuance of common stock under Employee Stock Purchase Plan	140,673	1	697	—	—	—	698
Stock-based compensation	—	—	10,585	—	—	—	10,585
Net loss	—	—	—	(3,137)	—	—	(3,137)
Balance January 31, 2021	32,711,623	$327	$132,108	$491,010	(3,485,441)	$(66,290)	$557,155
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,137)	$56,004	$73,849
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	41,068	36,841	31,584
Change in right-of-use asset	29,956	27,577	—
Amortization of debt issuance costs	8,527	9,828	10,640
Provision for bad debts and uncollectible interest	265,929	269,295	250,076
Stock-based compensation expense	9,330	12,550	12,217
Charges, net of credits	6,326	3,142	—
Deferred income taxes	31,323	7,488	(6,224)
Gain on early termination of debt	(440)	—	—
Loss (gain) from current and deferred sale/disposal of property and equipment	497	90	(809)
Tenant improvement allowances received from landlords	21,224	25,914	16,821
Change in operating assets and liabilities:
Customer accounts receivable	63,871	(266,997)	(300,745)
Other accounts receivables	6,595	(5,346)	5,582
Inventories	23,293	278	(8,140)
Other assets	393	(6,983)	20,950
Accounts payable	17,507	(23,041)	(499)
Accrued expenses	15,905	(21,689)	11,158
Operating leases	(40,384)	(35,816)	—
Income taxes	(35,270)	(9,930)	49,685
Deferred revenues and other credits	(398)	861	(14,344)
Net cash provided by operating activities	462,115	80,066	151,801
Cash flows from investing activities:
Purchases of property and equipment	(55,927)	(57,546)	(32,814)
Proceeds from asset dispositions	—	724	—
Net cash used in investing activities	(55,927)	(56,822)	(32,814)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	240,100	867,750	358,300
Payments on asset-backed notes	(599,144)	(505,442)	(739,875)
Borrowings under revolving credit facility	1,355,362	1,625,440	1,836,822
Payments on revolving credit facility	(1,332,462)	(1,865,069)	(1,647,322)
Borrowings from warehouse facility	—	—	173,286
Payments on warehouse facility	—	(53,635)	(119,650)
Payment for share repurchases	—	(66,290)	—
Payment of debt issuance costs and amendment fees	(4,753)	(7,876)	(7,418)
Proceeds from stock issued under employee stock purchase plan	698	988	1,237
Tax payments associated with equity-based compensation transactions	(1,682)	(2,216)	(3,342)
Payment for extinguishment of debt	(84,324)	—	(1,178)
Other	(578)	(976)	(1,068)
Net cash used in financing activities	(426,783)	(7,326)	(150,208)
Net change in cash, cash equivalents and restricted cash	(20,595)	15,918	(31,221)
Cash, cash equivalents and restricted cash, beginning of period	80,855	64,937	96,158
Cash, cash equivalents and restricted cash, end of period	$60,260	$80,855	$64,937
(continued on next page)

	Year Ended January 31,
	2021	2020	2019
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$72,741	$75,296	$—
Right-of-use assets obtained in exchange for new financing lease liabilities	$1,653	$1,110	$—
Capital lease asset additions and related obligations	$—	$—	$1,193
Property and equipment purchases not yet paid	$7,890	$9,717	$5,557
Supplemental cash flow data:
Cash interest paid	$41,059	$50,491	$50,568
Cash income taxes paid (refunded), net	$(11,586)	$17,169	$(20,447)
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
Cash and Cash Equivalents. As of January 31, 2021 and 2020, cash and cash equivalents included cash, credit card deposits in transit, and highly liquid debt instruments purchased with a maturity date of three months or less. Credit card deposits in transit included in cash and cash equivalents were $7.9 million and $4.0 million as of January 31, 2021 and 2020, respectively.
Restricted Cash. The restricted cash balance as of January 31, 2021 and 2020 includes $41.6 million and $59.7 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $7.0 million and $13.9 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
Customer Accounts Receivable.  Customer accounts receivable reported in the Consolidated Balance Sheet includes total receivables managed, including both those transferred to the VIEs and those not transferred to the VIEs. Customer accounts receivable are recognized at the time the customer takes possession of the product. As discussed in more detail below, effective February 1, 2020 the Company adopted ASC 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the newly adopted standard, expected lifetime losses on customer accounts receivable are recognized upon origination through an allowance for credit losses account that is deducted from the customer account receivable balance and presented net thereof. Customer accounts receivable include the net of unamortized deferred

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fees charged to customers and origination costs. Customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Accounts that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts along with interest accrued subsequent to the last payment.
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
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $65.2 million as of January 31, 2021.
Interest Income on Customer Accounts Receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2021 and 2020, there were $8.9 million and $10.6 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the balance of the loan. At January 31, 2021 and 2020, the carrying value of customer accounts receivable in non-accrual status was $8.5 million and $12.5 million, respectively. At January 31, 2021 and 2020, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $111.5 million and $132.7 million, respectively. At January 31, 2021 and January 31, 2020, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $5.2 million and $12.1 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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
Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reduction of cost of goods sold. During the years ended January 31, 2021, 2020 and 2019, we recorded $122.7 million, $156.6 million and $143.3 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Internal-Use Software Costs. Costs related to software developed or obtained for internal use and cloud-based computing arrangements are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. Costs incurred during the post implementation stage are expensed as incurred. Once placed into service, capitalized costs are amortized over periods of up to 10 years. No software costs were written-off in the years ended January 31, 2021 and 2019. For the year ended January 31, 2020, we incurred a $1.2 million loss on impairments of software costs for a loan management system that was abandoned during fiscal year 2020. See Note 4, Charges and Credits, for further details regarding fiscal year 2020 write-offs.
Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the asset group level. The asset group is defined as stores and cross-docks within a distribution center’s service area. We monitor asset group performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of an asset group's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. During the year ended January 31, 2020, we recognized $3.2 million in impairments from the exiting of certain leases. See Note 4, Charges and Credits, for details. For the years ended January 31, 2021 and 2019 there were no impairments.
Leases. We determine if an arrangement is a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.
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
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt.  All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 6, Debt and Financing Lease Obligations, are included in other assets on our Consolidated Balance Sheet and were $3.5 million and $3.5 million as of January 31, 2021 and 2020, respectively.
Revenue Recognition. The Company accounts for revenue under ASC 606 and has the following material revenue streams: the sale of products (e.g. appliances, electronics) including delivery; the sale of third party warranty and insurance programs, including retrospective income; service income; interest income generated from the financing of point of sale transactions; and volume rebate incentives received from a third party financier.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Deferred Revenue.  Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the twelve months ended January 31, 2021, we recognized $1.2 million of revenue for customer deposits deferred as of the beginning of the period compared to $1.0 million recognized during the twelve months ended January 31, 2020. During the twelve months ended January 31, 2021, we recognized $4.0 million of revenue for RSA administrative fees deferred as of the beginning of the period compared to $5.1 million recognized during the twelve months ended January 31, 2020.
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
Advertising Costs. Advertising costs are expensed as incurred. For fiscal years 2021, 2020 and 2019, advertising expense was $72.5 million, $84.8 million and $80.5 million, respectively.
Stock-based Compensation. Stock-based compensation expense is recorded for share-based compensation awards, net of actual forfeitures, over the requisite service period using the straight-line method. For equity-classified share-based compensation awards, expense is recognized based on the grant-date fair value. For stock option grants, we use the Black-Scholes model to determine fair value. For grants of restricted stock units, the fair value of the grant is the market value of our stock at the date of issuance. For grants of performance-based restricted stock units, the fair value of the grant is the market value of our stock at the date of issuance adjusted for any market conditions.
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

	Year Ended January 31,
	2021	2020	2019
Weighted-average common shares outstanding - Basic	29,060,512	30,275,662	31,668,370
Dilutive effect of stock options, RSUs and PSUs	—	539,113	706,005
Weighted-average common shares outstanding - Diluted	29,060,512	30,814,775	32,374,375
For the years ended January 31, 2021, 2020 and 2019, the weighted-average number of stock options, RSUs, and PSUs not included in the calculation due to their anti-dilutive effect, was 1,097,996, 898,449 and 578,951, respectively.
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At January 31, 2021, the fair value of the Senior Notes outstanding approximates their carrying value and was determined using Level 1 inputs. At January 31, 2021, the fair value of the asset-backed notes was $416.3 million, compared to the carrying value of $414.0 million, which was determined using Level 2 inputs based on inactive trading activity.
Recent Accounting Pronouncements Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company uses a 24-month reasonable and supportable forecast period for the Customer Accounts Receivable portfolio. We estimate losses beyond the 24-month forecast period based on historic loss rates experienced over the life of our historic loan portfolio by loan pool type. We revisit our measurement methodology and assumption annually, or more frequently if circumstances warrant.
The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as a result of the adoption of ASC 326 were as follows:

	Impact of Adoption of ASC 326
(in thousands)	Balance at January 31, 2020	Adjustments due to ASC 326	Balance at February 1, 2020
Assets
Customer accounts receivable	$673,742	$(49,700)	$624,042
Long-term portion of customer accounts receivable	663,761	(48,962)	614,799
Deferred Income Taxes	18,599	22,173	40,772
Stockholders’ Equity
Retained Earnings	$570,636	$(76,489)	$494,147
Leases. In February 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for most leases. Effective February 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach. For most leases, a liability was recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we recognize a single lease cost on a straight line basis. Other leases are required to be accounted for as financing arrangements similar to how we previously accounted for capital leases. Upon adoption we elected a package of practical expedients permitted under the transition guidance within the new standard. The practical expedients adopted allowed us to carry forward the historical lease classification, allowed us to not separate and allocate the consideration paid between lease and non-lease components included within a contract and allowed us to carry forward our

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounting treatment for land easements on existing agreements. We also adopted an optional transition method that waived the requirement to apply this ASU in the comparative periods presented within the financial statements in the year of adoption.
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
(1)Reclassification of the $3.0 million January 31, 2019 balance of accounts receivable for tenant improvement allowances to a reduction in the operating lease liability.
(2)The operating lease right-of-use assets represent the present value of the lease liability offset by the full value of deferred rent and tenant improvement allowances received from the lessor which had not been utilized as of the date of adoption.
(3)A net cumulative-effect adjustment to increase retained earnings by $6.2 million to recognize the $7.6 million January 31, 2019 balance of deferred gains which resulted from sale and operating leaseback transactions made at off-market terms offset by the $1.4 million impact on our deferred tax asset related to the sale-leaseback transactions.
(4)Reclassification of the full value of deferred rent and tenant improvement allowances received from lessors, which were previously recorded as liabilities as they had not been utilized as of the date of adoption, to a reduction of the operating lease right-of-use assets.
(5)The operating lease liability represents the $340.5 million present value of future operating lease obligations as of January 31, 2019, offset by $10.5 million of accounts receivable for tenant improvement allowances.
Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires companies to apply the accounting guidance as prescribed by ASC 350- 40, Internal Use Software, in determining which cloud-based implementation costs should be capitalized as assets or expensed as incurred. The internal-use software guidance requires the capitalization of certain costs incurred during the application development stage of an internal-use software project, while requiring companies to expense all costs incurred during preliminary project and post-implementation project stages. The standard may be applied either prospectively to all implementation costs incurred after the adoption date or retrospectively. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt ASU 2018-15 on a prospective basis effective February 1, 2019. Costs eligible for capitalization are capitalized within prepaid expenses and other assets and expensed through operating expenses in the consolidated balance sheets and statements of operations, respectively. Prior to adoption, eligible costs were capitalized within property and equipment and expensed through depreciation.
Changes due to Securities and Exchange Commission Regulation S-X Rules 13-01 and 13-02. In March 2020, the Securities and Exchange Commission (“SEC”) amended Regulation S-X to create Rules 13-01 and 13-02. These new rules reduce and

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
simplify financial disclosure requirements for issuers and guarantors of registered debt offerings. Previously, with limited exceptions, a parent entity was required to provide detailed disclosures with regard to guarantors of registered debt offerings within the footnotes to the consolidated financial statements. Under the new regulations, disclosure exceptions have been expanded and required disclosures may be provided within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations rather than in the notes to the financial statements. Further, summarized guarantor balance sheet and income statements are permitted, with the requirement to provide guarantor cash flow statements eliminated. Summarized guarantor financial statements only need be disclosed for the current fiscal year rather than all years presented in the financial statements as was previously required. The guidance will become effective for filings on or after January 4, 2021, with early adoption permitted.
The Company elected to early adopt the new regulations beginning with the first quarter of fiscal year 2021. Our summarized guarantor financial statements are presented outside the audited financial statements in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Accounting Pronouncements Yet To Be Adopted.
Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an update intended to simplify various aspects related to accounting for income taxes. This guidance removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This accounting standards update will be effective for us beginning in the first quarter of fiscal 2022, with early adoption permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.
Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an update that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This accounting standards update was effective upon issuance, with adoption permitted through December 31, 2022. We expect to adopt ASC 2020-04 in the first quarter of fiscal 2022. We do not expect the adoption to have a material impact on our consolidated financial statements.
No other new accounting pronouncements issued or effective as of January 31, 2021 have had or are expected to have a material impact on our consolidated financial statements.
2.     Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	January 31, 2021	January 31, 2020
Customer accounts receivable (1)	$1,233,717	$1,602,037
Deferred fees and origination costs, net	(14,212)	(15,746)
Allowance for no-interest option credit programs	(11,985)	(14,984)
Allowance for uncollectible interest	(21,427)	(23,662)
Carrying value of customer accounts receivable	1,186,093	1,547,645
Allowance for credit losses (2)	(276,610)	(210,142)
Carrying value of customer accounts receivable, net of allowance for bad debts	909,483	1,337,503
Short-term portion of customer accounts receivable, net	(478,734)	(673,742)
Long-term customer accounts receivable, net	$430,749	$663,761

	Carrying Value
(in thousands)	January 31, 2021	January 31, 2020
Customer accounts receivable 60+ days past due (3)	$146,820	$193,797
Re-aged customer accounts receivable (4)	306,845	455,704
Restructured customer accounts receivable (5)	178,374	211,857

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)As of January 31, 2021 and 2020, the customer accounts receivable balance included $31.1 million and $43.7 million, respectively, in interest receivable. Net of the allowance for uncollectible interest, interest receivable outstanding as of January 31, 2021 and 2020 was $9.7 million and $20.0 million, respectively.
(2)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of January 31, 2021, which incorporated the continued estimated impact of the global COVID-19 outbreak on the U.S. economy. Our forecast utilized economic projections from a major rating service reflecting an increase in unemployment. The allowance for credit losses as of January 31, 2020 is based on an incurred loss model, which reserves for incurred losses in the portfolio as of January 31, 2020.
(3)As of January 31, 2021 and 2020, the carrying value of customer accounts receivable past due one day or greater was $340.8 million and $527.0 million, respectively. These amounts include the 60+ days past due balances shown above.
(4)The re-aged carrying value as of January 31, 2021 and 2020 includes $88.0 million and $131.4 million, respectively, in carrying value that are both 60+ days past due and re-aged.
(5)The restructured carrying value as of January 31, 2021 and 2020 includes $57.1 million and $64.8 million, respectively, in carrying value that are both 60+ days past due and restructured.
The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	January 31, 2021
Customer accounts receivable - current	$643,903
Allowance for credit losses for customer accounts receivable - current	(165,169)
Customer accounts receivable, net of allowances	478,734
Customer accounts receivable - non current	563,617
Allowance for credit losses for customer accounts receivable - non current	(132,868)
Long-term portion of customer accounts receivable, net of allowances	430,749
Total customer accounts receivable, net	$909,483

The following presents the activity in our allowance for credit losses and uncollectible interest for customer accounts receivable:

	January 31, 2021
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$145,680	$88,124	$233,804
Impact of adoption ASC 326	95,136	3,526	98,662
Provision (1)	185,210	80,276	265,486
Principal charge-offs (2)(5)	(178,777)	(81,142)	(259,919)
Interest charge-offs	(50,060)	(22,721)	(72,781)
Recoveries (3)	22,550	10,235	32,785
Allowance at end of period	$219,739	$78,298	$298,037
Average total customer portfolio balance	$1,184,174	$211,254	$1,395,428

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 2020
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$147,123	$67,756	$214,879
Provision (4)	177,250	91,356	268,606
Principal charge-offs (2)	(158,773)	(63,074)	(221,847)
Interest charge-offs	(37,850)	(15,037)	(52,887)
Recoveries (2)	17,930	7,123	25,053
Allowance at end of period	$145,680	$88,124	$233,804
Average total customer portfolio balance	$1,367,260	$200,618	$1,567,878

	January 31, 2019
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$148,856	$54,716	$203,572
Provision (4)	174,552	74,514	249,066
Principal charge-offs (2)	(157,789)	(55,024)	(212,813)
Interest charge-offs	(32,432)	(11,310)	(43,742)
Recoveries (2)	13,936	4,860	18,796
Allowance at end of period	$147,123	$67,756	$214,879
Average total customer portfolio balance	$1,355,011	$171,717	$1,526,728
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
(4)Includes provision for uncollectible interest, which is included in finance charges and other revenues.
(5)The increase in bad debt charge-offs, net of recoveries, was primarily due to an increase in new customer mix and the impact of difficulties in collection efforts related to the implementation of our new loan management system during the fourth quarter of fiscal year 2020.
We manage our Customer Accounts Receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by calendar year of origination as of January 31, 2021:

(dollars in thousands)
Delinquency Bucket	2021	2020	2019	2018	Prior	Total	% of Total
Current	$53,855	$458,502	$249,148	$75,599	$8,146	$845,250	71.2%
1-30	—	60,308	61,061	25,190	4,964	151,523	12.8%
31-60	—	14,216	17,613	8,302	2,369	42,500	3.6%
61-90	—	10,601	13,753	6,589	2,009	32,952	2.8%
91+	—	28,041	52,722	24,962	8,143	113,868	9.6%
Total	$53,855	$571,668	$394,297	$140,642	$25,631	$1,186,093	100.0%

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Property and Equipment
Property and equipment consist of the following:

	Estimated	January 31,
(dollars in thousands)	Useful Lives	2021	2020
Land	—	$1,644	$1,644
Buildings	30 years	4,115	4,115
Leasehold improvements	5 to 15 years	313,926	285,524
Equipment and fixtures	3 to 5 years	97,407	92,634
Finance leases	3 to 20 years	9,027	8,032
Construction in progress	—	14,702	8,846
		440,821	400,795
Less accumulated depreciation		(249,859)	(227,764)
		$190,962	$173,031
Depreciation expense was approximately $41.1 million, $36.8 million and $31.6 million for the years ended January 31, 2021, 2020 and 2019, respectively. Construction in progress is comprised primarily of the construction of leasehold improvements related to unopened retail stores and internal-use software under development. Finance lease assets primarily include retail locations.
4.    Charges and Credits
Charges and credits consisted of the following:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Store and facility closure and relocation costs	$—	$1,933	$—
Legal and professional fees, securities-related litigation, a legal judgment and other legal matters	3,589	—	5,100
Indirect tax audit reserve	—	—	1,943
Employee severance	2,737	—	737
Write-off of capitalized software costs	—	1,209	—
	$6,326	$3,142	$7,780
During the year ended January 31, 2021, we recognized $3.6 million in professional fees associated with non-recurring expenses. In addition, we recognized $2.7 million in severance costs related to a change in the executive management team. During the year ended January 31, 2020, we recognized $3.2 million in impairments from the exiting of certain leases upon the relocation of three distribution centers into one facility. These facility closure costs were offset by a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters and a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020 related to the implementation of a new loan management system. During the year ended January 31, 2019, we recorded a contingency reserve related to a regulatory matter, a charge related to an increase in our indirect tax audit reserve, severance costs related to a change in the executive management team and costs related to a judgment in favor of TF LoanCo (“TFL”) requiring Conn’s to pay approximately $4.8 million to TFL related to a breach of contract lawsuit brought by the Company.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Interest income and fees	$303,209	$341,224	$325,136
Insurance income	17,689	38,417	29,556
Other revenues	816	810	447
Total finance charges and other revenues	$321,714	$380,451	$355,139
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
For the years ended January 31, 2021, 2020 and 2019, interest income and fees reflected provisions for uncollectible interest of $63.9 million, $64.1 million and $52.0 million, respectively. The amount included in interest income and fees related to TDR accounts for the years ended January 31, 2021, 2020 and 2019 is $37.5 million, $35.3 million and $27.2 million, respectively.
6.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

	January 31,
(in thousands)	2021	2020
Revolving Credit Facility	$52,000	$29,100
Senior Notes	141,172	227,000
2017-B VIE Asset-backed Class C Notes	—	59,655
2018-A VIE Asset-backed Class A Notes	—	34,112
2018-A VIE Asset-backed Class B Notes	—	20,572
2018-A VIE Asset-backed Class C Notes	—	20,572
2019-A VIE Asset-backed Class A Notes	19,521	76,241
2019-A VIE Asset-backed Class B Notes	25,069	64,750
2019-A VIE Asset-backed Class C Notes	24,202	62,510
2019-B VIE Asset-backed Class A Notes	17,860	265,810
2019-B VIE Asset-backed Class B Notes	85,540	85,540
2019-B VIE Asset-backed Class C Notes	83,270	83,270
2020-A VIE Asset-backed Class A Notes	93,326	—
2020-A VIE Asset-backed Class B Notes	65,200	—
Financing lease obligations	6,072	5,209
Total debt and financing lease obligations	613,232	1,034,341
Less:
Discount on debt	(524)	(1,404)
Deferred debt issuance costs	(3,139)	(6,797)
Current maturities of long-term debt and financing lease obligations	(934)	(605)
Long-term debt and financing lease obligations	$608,635	$1,025,535
Future maturities of debt, excluding financing lease obligations, as of January 31, 2021 are as follows:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
Year Ended January 31,
2022	$—
2023	193,172
2024	68,792
2025	186,670
2026	158,526
Total	$607,160
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
The Indenture restricts the Company’s and certain of its subsidiaries’ ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. As of January 31, 2021, $188.6 million was free from the restricted payments covenant contained in the Indenture. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
On December 28, 2020, the Company retired $85.8 million aggregate principal amount of its Senior Notes in connection with a tender offer.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The asset-backed notes outstanding as of January 31, 2021 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2019-A Class A Notes	$254,530	$253,026	$19,521	4/24/2019	10/16/2023	3.40%	4.43%
2019-A Class B Notes	64,750	64,276	25,069	4/24/2019	10/16/2023	4.36%	4.84%
2019-A Class C Notes	62,510	61,898	24,202	4/24/2019	10/16/2023	5.29%	5.74%
2019-B Class A Notes	317,150	315,417	17,860	11/26/2019	6/17/2024	2.66%	4.32%
2019-B Class B Notes	85,540	84,916	85,540	11/26/2019	6/17/2024	3.62%	4.16%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	4.96%
2020-A Class A Notes	174,900	173,716	93,326	10/16/2020	6/16/2025	1.71%	4.08%
2020-A Class B Notes	65,200	64,754	65,200	10/16/2020	6/16/2025	4.27%	5.12%
Total	$1,107,850	$1,100,459	$413,988
(1)After giving effect to debt issuance costs.
(2)For the year ended January 31, 2021, and inclusive of the impact of changes in timing of actual and expected cash flows.
On October 16, 2020, the Company completed the issuance and sale of $240.1 million aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $238.5 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on June 16, 2025 and consist of $174.9 million of 1.71% Asset Backed Fixed Rate Notes, Class A, Series 2020-A and $65.2 million of 4.27% Asset Backed Fixed Rate Notes, Class B, Series 2020-A. Additionally, the Company issued $62.9 million in aggregate principal amount of 7.10% Asset Backed Fixed Rate Notes, Class C, Series 2020-A which mature on June 16, 2025. The interest rate on the Class C, Series 2020-A Notes was reduced to 4.20% in connection with a sale of such notes on February 24, 2021. See Note 17. Subsequent Events, for details.
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
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2021, we had immediately available borrowing capacity of $336.0 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.5 million. We also had $239.5 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and total eligible inventory balances.
On June 5, 2020 we entered into the Third Amendment to our Revolving Credit Facility (the “Third Amendment”). Under the Third Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 3.00% to 3.75% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 2.00% to 2.75% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 5.9% for the year ended January 31, 2021.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of January 31, 2021, we were restricted from making

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
distributions, including repayments of the Senior Notes or other distributions, in excess of $240.1 million as a result of the Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at January 31, 2021. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at January 31, 2021 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	5.05:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	4.53:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.61:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.95:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$34.7 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
7.     Income Taxes
Deferred tax assets and liabilities consisted of the following:

	January 31,
(in thousands)	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$—	$18,642
Deferred revenue	788	807
Employment tax	1,661	—
Indirect tax reserve	2,927	3,039
Inventories	1,866	1,796
Lease liability	89,411	81,241
Stock-based compensation	2,121	1,982
Net operating loss carryforwards	25,131	904
Other	2,192	2,614
Total deferred tax assets	126,097	111,025
Deferred tax liabilities:
Allowance for doubtful accounts	(9,829)	—
Right-of-use asset	(59,725)	(54,492)
Vendor prepayments	(1,165)	(1,147)
Sales tax receivable	(5,085)	(4,842)
Property and equipment	(40,454)	(31,627)
Other	(391)	(318)
Total deferred tax liabilities	(116,649)	(92,426)
Net deferred tax asset	$9,448	$18,599

As of January 31, 2021, the Company had a tax-effected federal net operating loss carryforward of $21.1 million and tax-effected state net operating loss carryforwards of $4.0 million. Our state net operating loss carryforwards begin to expire starting with fiscal year 2030.
Realization of our deferred tax asset ultimately depends on the existence of sufficient taxable income, which may include future taxable income and tax planning strategies. Based on the weight of available evidence at January 31, 2021, we believe that it is more likely than not that we will generate sufficient taxable income to utilize our entire deferred tax asset prior to its expiration.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Provision for income taxes consisted of the following:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Current:
Federal	$(47,829)	$9,215	$29,919
State	316	1,611	2,308
Total current	(47,513)	10,826	32,227
Deferred:
Federal	31,083	7,590	(9,419)
State	240	(102)	121
Total deferred	31,323	7,488	(9,298)
Provision (benefit) for income taxes	$(16,190)	$18,314	$22,929
A reconciliation of the provision (benefit) for income taxes at the U.S. federal statutory tax rate and the total tax provision for each of the periods presented in the statements of operations follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Income tax provision (benefit) at U.S. federal statutory rate	$(4,059)	$15,607	$20,323
State income taxes, net of federal benefit	843	2,011	2,068
Tax Act and other deferred tax adjustments	(15,009)	(910)	—
Employee benefits	1,350	1,873	1,096
Other	685	(267)	(558)
Provision (benefit) for income taxes	$(16,190)	$18,314	$22,929
A benefit of $14.9 million was recognized in the current period as a result of net operating loss provisions within the CARES Act (the “Tax Act”) that provide for a five-year carryback of losses.
Federal tax returns for fiscal years subsequent to January 31, 2017, remain subject to examination. Generally, state tax returns for fiscal years subsequent to January 31, 2017 remain subject to examination.
Changes in the balance of unrecognized tax benefits, including interest and penalties on uncertain tax positions, were as follows:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Balance at February 1	$(11,384)	$(11,625)	$—
Increases related to prior year tax positions	—	—	(12,084)
Decreases related to prior year tax positions	1,531	241	459
Balance at January 31	$(9,853)	$(11,384)	$(11,625)
As of January 31, 2021, 2020 and 2019 there are $5.3 million, $3.5 million, and $3.5 million, respectively of unrecognized tax benefits that, if recognized, would favorably affect the Company’s annual effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended January 31, 2021, 2020 and 2019, the Company recognized interest and penalties of approximately $1.0 million, $0.7 million and $0.1 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.     Leases
We lease most of our current store locations and certain of our facilities and operating equipment under operating leases. The fixed, non-cancelable terms of our real estate leases are generally five years to fifteen years and generally include renewal options that allow us to extend the term beyond the initial non-cancelable term. However, prior to the expiration of the existing contract, the Company will typically renegotiate any lease contracts as opposed to continuing in the current lease under the renewal terms. As such, the lease renewal options are not recognized as part of the right-of-use assets and liabilities. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. Equipment leases generally provide for initial lease terms of three years to five years and provide for a purchase right at the end of the lease term at the then fair market value of the equipment.
Certain operating leases contain tenant allowance provisions, which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. We record the full amount to be remitted by the landlord as a reduction to the operating lease right-of-use assets upon commencement of the lease and amortize the balance on a straight-line basis over the life of the lease.
Supplemental lease information is summarized below:

		January 31,
(in thousands)	Balance sheet classification	2021	2020
Assets
Operating lease assets	Operating lease right-of-use assets	$265,798	$242,457
Finance lease assets	Property and equipment, net	5,813	5,028
Total leased assets		$271,611	$247,485
Liabilities
Operating (1)	Operating lease liability - current	$53,958	$47,118
Finance	Current maturities of debt and finance lease obligations	934	605
Operating	Operating lease liability - non current	354,598	329,081
Finance	Long-term debt and finance lease obligations	5,138	4,604
Total lease liabilities		$414,628	$381,408
(1)Represents the gross operating lease liability before tenant improvement allowances. As of January 31, 2021 and 2020, we had $9.9 million and $11.7 million of tenant improvement allowances to be remitted by the landlord.

Lease Cost		Year Ended January 31,
(in thousands)	Income statement classification	2021	2020
Operating lease costs (1)	Selling, general and administrative expense	$63,970	$57,501
Impairment of ROU asset	Charges and credits	—	1,933
Total operating lease cost		$63,970	$59,434
(1)Includes short-term and variable lease costs, which are not significant.
Operating lease right-of-use assets (“ROU Assets”) and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Operating lease ROU Assets are regularly reviewed for impairment under the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall. No impairment was recognized for the year ended January 31, 2021. For the year ended January 31, 2020, we recognized $1.9 million of impairments of ROU Assets on the consolidated statement of operations from the exiting of certain leases upon relocation of three of our distribution centers into one facility. See Note 4, Charges and Credits, for additional details.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional details regarding the Company’s leasing activities as a lessee are presented below:

Other Information	Year Ended January 31,
(dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$73,983	$69,829
Weighted-average remaining lease term (in years)
Finance leases	9.5	11.2
Operating leases	7.2	7.1
Weighted-average discount rate
Finance leases	5.1%	6.1%
Operating leases (1)	7.7%	8.3%
(1) Upon adoption of ASC 842, discount rates for existing operating leases were established as of February 1, 2019.
For the years ended January 31, 2021, 2020 and 2019, total rent expense was $65.1 million, $58.1 million and $52.7 million, respectively.
The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2021:

(in thousands)	Operating Leases	Finance Leases	Total
Year ending January 31,
2022	$83,433	$1,247	$84,680
2023	82,826	994	83,820
2024	78,176	1,064	79,240
2025	67,984	900	68,884
2026	56,372	606	56,978
Thereafter	165,334	3,194	168,528
Total undiscounted cash flows	534,125	8,005	542,130
Less: Interest	125,569	1,933	127,502
Total lease liabilities	$408,556	$6,072	$414,628
9.     Stock-Based Compensation
On May 28, 2020, our stockholders approved the Conn’s, Inc. 2020 Omnibus Incentive Plan (“2020 Plan”). Upon the effectiveness of the 2020 Plan, no further awards were, or may in the future, be granted under any of our prior plans, which include the 2016 Omnibus Incentive Plan (“2016 Plan”), 2011 Non-Employee Director Restricted Stock Plan (“2011 Director Plan”) and the 2003 Non-Employee Director Stock Option Plan (“2003 Director Plan”). The 2020 plan provides for the issuance of 1,800,000 shares of Company common stock plus such number of shares as were, and may become, available under our prior plans. As such, shares subject to an award under the 2020 Plan, the 2016 Plan, the 2011 Plan, the 2011 Director Plan, the 2003 Director Plan or our Amended and Restated 2003 Incentive Stock Option Plan (“2003 Plan”) that lapse, expire, are forfeited or terminated, or are settled in cash will again become available for future grant under the 2020 Plan. During fiscal year 2021, a total of 937,514 shares were transferred to the 2020 Plan from the prior plans: 746,299 shares from the 2016 Omnibus Incentive Plan, 2,224 shares from the 2011 Omnibus Incentive Plan, and 48,991 shares from the 2011 Non-Employee Director Restricted Stock Plan, 140,000 shares from the 2003 Non-Employee Director Stock Option Plan.
Our 2020 Plan is an equity-based compensation plan that allows for the grant of a variety of awards, including stock options, restricted stock awards, RSUs, PSUs, stock appreciation rights and performance and cash awards. Awards are generally granted once per year, with the amount and type of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). Stock options, RSUs and PSUs are subject to early termination provisions but generally vest over a period of three years or four years from the date of grant. Stock options under the various plans are issued with exercise prices equal to the market value on the date of the grant and, typically, expire ten years after the date of grant.
In the event of a change in control of the Company, as defined in the 2020 Plan, the Board of Directors of the Company (“Board of Directors”) may cause some or all outstanding awards to fully or partially vest, either upon the change in control or upon a subsequent termination of employment or service, and may provide that any applicable performance criteria be deemed

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
satisfied at the target or any other level.  The Board of Directors may also cause outstanding awards to terminate in exchange for a cash or stock payment or to be substituted or assumed by the surviving corporation.
As of January 31, 2021, shares authorized for future issuance were: 2,632,127 under the 2020 Plan.
Stock-Based Compensation Expense. Total stock-based compensation expense, recognized primarily in SG&A, from stock-based compensation consisted of the following:

	Year Ended January 31,
(in thousands)	2021	2020	2019
Stock options	$3,908	$3,978	$3,414
RSUs and PSUs	5,058	8,316	8,540
Employee stock purchase plan	364	256	263
Accelerated RSU expense charged to severance	1,255	—	—
	$10,585	$12,550	$12,217
During the years ended January 31, 2021, 2020, and 2019, we recognized tax benefits related to stock-based compensation of $2.3 million, $1.4 million and $1.7 million, respectively.  As of January 31, 2021, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $7.9 million and is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of RSUs, PSUs and stock options vested during fiscal years 2021, 2020 and 2019 was $5.1 million, $8.4 million and $12.6 million, respectively, based on the market price at the vesting date.
Stock Options. No stock options were awarded during fiscal year 2021 and 2020. During fiscal year 2019, 620,166 stock options were awarded with an exercise price of $32.35 per share. The stock options awarded vest in equal installments three years and four years from the date of grant and expire ten years from the date of grant. The fair values of the stock options at grant date ranged from $20.00 to $21.67 per share. The fair values of the stock option awards were determined using the Black-Scholes option pricing model. The weighted-average assumptions for the option awards granted in fiscal year 2019 included expected volatility of 68%, an expected term of six years to seven years and risk-free interest rate of 2.69%. No dividend yield was included in the weighted-average assumptions for the options awards granted in fiscal year 2019.
The following table summarizes the activity for outstanding stock options:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding, January 31, 2020	744,191	$29.73
Granted	—	$—
Exercised	—	$—
Forfeited and expired	(24,025)	$6.81
Outstanding, January 31, 2021	720,166	$30.49	7.0
Vested and expected to vest, January 31, 2021	720,166	$30.49	7.0
Exercisable, January 31, 2021	100,000	$18.98	5.9
No stock options were exercised during the year ended January 31, 2021. During the years ended January 31, 2020 and 2019, the total intrinsic value of stock options exercised was $0.4 million and $0.4 million, respectively. The aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable at January 31, 2021 was approximately $0.1 million. The total fair value of common stock options vested during fiscal years 2021, 2020 and 2019 was $0.3 million, $0.3 million and $0.5 million, respectively, based on the market price at the vesting date.
Restricted Stock Units. The restricted stock program consists of a combination of PSUs and RSUs. As of January 31, 2021 there are two PSU awards outstanding. Under the first award, the number of PSUs issued is dependent upon a measurement of earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for the period identified in the grant, which is two fiscal years. In the event EBITDA exceeds the respective predefined target, shares for up to a maximum of 150% of the target award may be awarded. In the event the EBITDA falls below the respective predefined target, a reduced number of shares may be awarded. If the EBITDA falls below the respective threshold performance level, no shares will be awarded. Under the second PSU award the number of PSUs issued is dependent upon attainment of an annualized Total Shareholder Return (“TSR”) target for the period identified in the award, which is three fiscal years. In the event TSR exceeds the

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respective defined target, shares for up to a maximum of 150% of the target award will be awarded. In the event TSR falls below the respective predefined target, a reduced number of shares will be awarded. If TSR falls below the respective threshold level, no shares will be awarded. PSUs vest on predetermined schedules, which occurs over three years. RSUs vest on a straight-line basis over their term, which is generally three years to five years.
The following table summarizes the activity for RSUs and PSUs:

	Time-Based RSUs		Performance-Based RSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Total Number of Units
Balance, January 31, 2020	588,823	$19.92	493,894	$12.47	1,082,717
Granted	625,808	$9.17	270,828	$8.36	896,636
Vested and converted to common stock	(336,304)	$15.93	(356,844)	$11.67	(693,148)
Forfeited	(128,433)	$15.32	(138,298)	$12.08	(266,731)
Balance, January 31, 2021	749,894	$13.53	269,580	$9.61	1,019,474
 The total fair value of restricted and performance shares vested during fiscal years 2021, 2020 and 2019 was $4.8 million, $8.1 million, and $12.1 million, respectively, based on the market price at the vesting date. The total fair value of restricted and performance shares granted during fiscal years 2021, 2020 and 2019 was $8.0 million, $2.9 million and $7.6 million, respectively.
Employee Stock Purchase Plan. Our Employee Stock Purchase Plan is available to our employees, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2021, 2020 and 2019, we issued 140,672, 53,459 and 34,922 shares of common stock, respectively, to employees participating in the plan, leaving 577,591 shares remaining reserved for future issuance under the plan as of January 31, 2021.
10.     Significant Vendors
As shown in the table below, a significant portion of our merchandise purchases were made from six vendors:

	Year Ended January 31,
	2021	2020	2019
Vendor A	28.9%	33.6%	25.3%
Vendor B	15.4	16.3	16.1
Vendor C	14.0	11.0	7.0
Vendor D	7.8	9.6	6.7
Vendor E	6.8	9.5	5.2
Vendor F	3.1	5.7	5.0
	76.0%	85.7%	65.3%
The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.
11.     Defined Contribution Plan
We have established a defined contribution 401(k) plan for eligible employees. Employees may contribute up to 50% of their eligible pretax compensation to the plan and we match 100% of the first 3% of the employees’ contributions and an additional 50% of the next 2% of the employees’ contributions. At our option, we may make supplemental contributions to the plan, but have not made such supplemental contributions in the past three years. Due to the COVID-19 pandemic, matching contributions were suspended in fiscal year 2021. The matching contributions made by us totaled $1.9 million and $1.4 million during the years ended January 31, 2020 and 2019, respectively.

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
Prior to filing a lawsuit, an alleged shareholder, Robert J. Casey II (“Casey”), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Casey, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson (former director), Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn’s, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Action. The complaint does not specify the amount of damages sought. This case is abated until at least July 31, 2021.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	January 31, 2021	January 31, 2020
Assets:
Restricted cash	$48,622	$73,214
(Due to) due from Conn’s, Inc., net	(5,661)	307
Customer accounts receivable:
Customer accounts receivable	509,574	838,210
Restructured accounts	105,395	147,971
Allowance for uncollectible accounts	(159,849)	(151,263)
Allowance for no-interest option credit programs	(5,502)	(12,445)
Deferred fees and origination costs	(5,503)	(8,255)
Total customer accounts receivable, net	444,115	814,218
Total assets	$487,076	$887,739
Liabilities:
Accrued expenses	$3,707	$5,517
Other liabilities	4,459	7,584

Long-term debt:
2017-B Class C Notes	—	59,655
2018-A Class A Notes	—	34,112
2018-A Class B Notes	—	20,572
2018-A Class C Notes	—	20,572
2019-A Class A Notes	19,521	76,241
2019-A Class B Notes	25,069	64,750
2019-A Class C Notes	24,202	62,510
2019-B Class A Notes	17,860	265,810
2019-B Class B Notes	85,540	85,540
2019-B Class C Notes	83,270	83,270
2020-A Class A Notes	93,326	—
2020-A Class B Notes	65,200	—
	413,988	773,032
Less deferred debt issuance costs	(2,437)	(4,911)
Total debt	411,551	768,121
Total liabilities	$419,717	$781,222
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of January 31, 2021, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Year Ended January 31, 2021
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$322,770	$—	$322,770
Home appliance	390,964	—	390,964
Consumer electronics	172,932	—	172,932
Home office	65,405	—	65,405
Other	20,960	—	20,960
Product sales	973,031	—	973,031
Repair service agreement commissions	78,838	—	78,838
Service revenues	12,442	—	12,442
Total net sales	1,064,311	—	1,064,311
Finance charges and other revenues	816	320,898	321,714
Total revenues	1,065,127	320,898	1,386,025
Costs and expenses:
Cost of goods sold	668,315	—	668,315
Selling, general and administrative expense (1)	335,954	142,813	478,767
Provision for bad debts	443	201,560	202,003
Charges and credits	4,092	2,234	6,326
Total costs and expenses	1,008,804	346,607	1,355,411
Operating income (loss)	56,323	(25,709)	30,614
Interest expense	—	50,381	50,381
(Gain) on extinguishment of debt	—	(440)	(440)
Income (loss) before income taxes	$56,323	$(75,650)	$(19,327)
Additional Disclosures:
Property and equipment additions	$55,172	$824	$55,996
Depreciation expense	$39,968	$1,100	$41,068
	January 31, 2021
(in thousands)	Retail	Credit	Total
Total assets	$655,666	$1,099,418	$1,755,084

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2020
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$370,931	$—	$370,931
Home appliance	360,441	—	360,441
Consumer electronics	221,449	—	221,449
Home office	73,074	—	73,074
Other	16,529	—	16,529
Product sales	1,042,424	—	1,042,424
Repair service agreement commissions	106,997	—	106,997
Service revenues	13,814	—	13,814
Total net sales	1,163,235	—	1,163,235
Finance charges and other revenues	810	379,641	380,451
Total revenues	1,164,045	379,641	1,543,686
Costs and expenses:
Cost of goods sold	697,784	—	697,784
Selling, general and administrative expense (1)	346,108	156,916	503,024
Provision for bad debts	905	204,312	205,217
Charges and credits	1,933	1,209	3,142
Total costs and expenses	1,046,730	362,437	1,409,167
Operating income	117,315	17,204	134,519
Interest expense	—	59,107	59,107
Loss on extinguishment of debt	—	1,094	1,094
Income (loss) before income taxes	$117,315	$(42,997)	$74,318
Additional Disclosures:
Property and equipment additions	$62,244	$200	$62,444
Depreciation expense	$35,783	$1,058	$36,841
	January 31, 2020
(in thousands)	Retail	Credit	Total
Total assets	$641,812	$1,526,957	$2,168,769

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2019
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$382,975	$—	$382,975
Home appliance	332,609	—	332,609
Consumer electronics	262,088	—	262,088
Home office	86,260	—	86,260
Other	14,703	—	14,703
Product sales	1,078,635	—	1,078,635
Repair service agreement commissions	101,928	—	101,928
Service revenues	14,111	—	14,111
Total net sales	1,194,674	—	1,194,674
Finance charges and other revenues	447	354,692	355,139
Total revenues	1,195,121	354,692	1,549,813
Costs and expenses:
Cost of goods sold	702,135	—	702,135
Selling, general and administrative expense (1)	328,628	151,933	480,561
Provision for bad debts	1,009	197,073	198,082
Charges and credits	2,980	4,800	7,780
Total costs and expenses	1,034,752	353,806	1,388,558
Operating income	160,369	886	161,255
Interest expense	—	62,704	62,704
Loss on extinguishment of debt	—	1,773	1,773
Income (loss) before income taxes	$160,369	$(63,591)	$96,778
Additional Disclosures:
Property and equipment additions	$36,110	$1,384	$37,494
Depreciation expense	$30,739	$845	$31,584
	January 31, 2019
(in thousands)	Retail	Credit	Total
Total assets	$405,542	$1,479,365	$1,884,907
(1)For the years ended January 31, 2021, 2020 and 2019, the amount of overhead allocated to each segment reflected in SG&A was $32.0 million, $30.0 million and $36.4 million, respectively. For the years ended January 31, 2021, 2020 and 2019, the amount of reimbursement made to the retail segment by the credit segment was $34.8 million, $39.1 million and $38.1 million, respectively.
15. Stockholders’ Equity
Share Repurchases. On May 30, 2019, we entered into a stock repurchase program pursuant to which we had the authorization to repurchase up to $75.0 million of our outstanding common stock. The stock repurchase program expired on May 30, 2020. No shares were repurchased during the year ended January 31, 2021. For the year ended January 31, 2020, we repurchased 3,485,441 shares of our common stock at an average weighted cost per share of $19.02 for an aggregate amount of $66.3 million.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.     Quarterly Information (Unaudited)
The following tables set forth certain quarterly financial data for the years ended January 31, 2021, 2020 and 2019 that have been prepared on a consistent basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair presentation, in all material respects, of the information shown:

(dollars in thousands, except per share amounts)	Fiscal Year 2021
	Quarter Ended
	April 30	July 31	October 31	January 31
Revenues:
Retail Segment	$230,565	$279,932	$259,940	$294,690
Credit Segment	86,595	86,984	74,218	73,101
Total revenues	$317,160	$366,916	$334,158	$367,791
Percent of annual revenues	22.9%	26.5%	24.1%	26.5%
Costs and expenses:
Cost of goods sold	$147,014	$176,623	$160,378	$184,300
Operating income (loss):
Retail Segment	$5,209	$23,188	$15,245	$12,681
Credit Segment	(67,451)	18,248	8,884	14,610
Total operating income (loss)	$(62,242)	$41,436	$24,129	$27,291
Net income (loss)	$(56,202)	$20,520	$7,419	$25,126
Income (loss) per share
Basic (1)	$(1.95)	$0.71	$0.25	$0.86
Diluted (1)	$(1.95)	$0.70	$0.25	$0.85

(dollars in thousands, except per share amounts)	Fiscal Year 2020
	Quarter Ended
	April 30	July 31	October 31	January 31
Revenues:
Retail Segment	$262,181	$306,265	$280,319	$315,280
Credit Segment	91,331	94,794	95,808	97,708
Total revenues	$353,512	$401,059	$376,127	$412,988
Percent of annual revenues	22.9%	26.0%	24.4%	26.7%
Costs and expenses:
Cost of goods sold	$157,228	$182,065	$170,453	$188,038
Operating income (loss):
Retail Segment	$25,897	$36,072	$19,598	$35,748
Credit Segment	13,122	5,702	10,706	(12,326)
Total operating income	$39,019	$41,774	$30,304	$23,422
Net income	$19,509	$19,974	$11,469	$5,052
Income per share:
Basic (1)	$0.61	$0.64	$0.39	$0.18
Diluted (1)	$0.60	$0.62	$0.39	$0.17

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year 2019
(dollars in thousands, except per share amounts)	Quarter Ended
	April 30	July 31	October 31	January 31
Revenues:
Retail Segment	$275,770	$296,411	$284,053	$338,887
Credit Segment	82,617	88,209	89,771	94,095
Total revenues	$358,387	$384,620	$373,824	$432,982
Percent of annual revenues	23.1%	24.8%	24.1%	28.0%
Costs and expenses:
Cost of goods sold	$166,589	$173,627	$166,886	$195,033
Operating income (loss):
Retail Segment	$31,169	$39,238	$35,250	$54,712
Credit Segment	1,595	14	223	(946)
Total operating income	$32,764	$39,252	$35,473	$53,766
Net income	$12,732	$17,011	$14,630	$29,476
Income per share
Basic (1)	$0.40	$0.54	$0.46	$0.93
Diluted (1)	$0.39	$0.53	$0.45	$0.91
(1)The sum of the quarterly earnings per share amounts may not equal the fiscal year amount due to rounding and use of weighted-average shares outstanding.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.     Subsequent Events
Sale of Asset Backed Notes. On February 24, 2021, the Company completed the sale of $62.9 million aggregate principal amount of 4.20% Asset Backed Fixed Rate Notes, Class C, Series 2020-A, which were previously issued and held by the Company. The asset-backed notes are secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $62.5 million, net of debt issuance costs. Net proceeds from the sale were used to repay amounts outstanding under the Company’s Revolving Credit Facility.
Amendment and Restatement of Revolving Credit Facility. On March 29, 2021 the Company entered into the Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amended and Restated Loan Agreement”), by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.
The Fifth Amended and Restated Loan Agreement, among other things, (1) extended the maturity date of the existing revolving credit facility to March 2025 (originally scheduled to mature in May 2022), (2) expanded the eligibility criteria of certain component definitions of the borrowing base and increased the inventory advance rate thereunder, (3) changed the rates included in the definition of Applicable Margin (as defined in the Fifth Amended and Restated Loan Agreement) and the rate floor included in the definition of LIBOR contained in the Fifth Amended and Restated Loan Agreement, (4) permitted borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) to exceed the cap of $40 million to $100 million, solely at the discretion of the Lenders for such amounts in excess of $40 million, (5) modified the incremental facility provisions to hardwire the ability for the borrowers to have such incremental facilities structured as a first-in, last-out (FILO) tranche, and (6) eliminated the additional covenants and certain other restrictions placed on the borrowers during the covenant relief period provided for under the existing revolving credit facility, which included removing the (i) minimum liquidity covenant, (ii) minimum availability covenant, (iii) anti-cash hoarding covenant and (iv) restrictions on (x) making acquisitions and certain other investments, (y) making certain non-ordinary course restricted payments and (z) prepaying certain indebtedness.
The foregoing description of the Fifth Amended and Restated Loan Agreement does not purport to be complete and is qualified in its entirety by the full text of the Fifth Amended and Restated Loan Agreement, which is filed with this Annual Report on Form 10-K as Exhibit 10.15, which is incorporated by reference herein.
High Yield Note Redemption. On March 15, 2021, we issued a notice of redemption to holders of our Senior Notes for the redemption of all 141,172,000 outstanding aggregate principal amount of the Senior Notes. The redemption date for the Senior Notes will be April 15, 2021. The redemption price for the Senior Notes will be calculated in accordance with the indenture governing the Senior Notes and will be equal to 100% of the principal amount of the Senior Notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date. After such redemptions, no Senior Notes will remain outstanding. We expect to fund the redemption with borrowings under our revolving credit agreement. The foregoing does not constitute a notice of redemption with respect to the Senior Notes.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)). Based on that assessment, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Remediation of Previously Identified Material Weakness
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (“2020 10-K”), in connection with the preparation of our 2020 10-K, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of certain individual control deficiencies in our information technology general controls (“ITGCs”) in the areas of user access and program change management related to the implementation of certain new financially significant applications that, when viewed in combination, aggregated to the material weakness described in our 2020 10-K. As previously disclosed, during fiscal year 2021, we implemented a remediation plan to address this material weakness. We believe these actions have strengthened our ITGCs. Based on our testing of these strengthened controls, management determined that, as of January 31, 2021, we have remediated the material weakness previously disclosed in our 2020 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management (under the supervision and with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2021.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on our assessment and those criteria, management believes that, as of January 31, 2021, our internal controls over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Conn’s, Inc.
The Woodlands, Texas
March 31, 2021

/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer

/s/ Norman Miller
Norman Miller
Chief Executive Officer and President

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Conn’s, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Conn’s, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and our report dated March 31, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Houston, Texas
March 31, 2021

ITEM 9B.    OTHER INFORMATION.
Amendment and Restatement of Revolving Credit Facility.
On March 29, 2021 the Company entered into the Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amended and Restated Loan Agreement”), by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.
The Fifth Amended and Restated Loan Agreement, among other things, (1) extended the maturity date of the existing revolving credit facility to March, 2025 (originally scheduled to mature in May, 2022), (2) expanded the eligibility criteria of certain component definitions of the borrowing base and increased the inventory advance rate thereunder, (3) changed the rates included in the definition of Applicable Margin (as defined in the Fifth Amended and Restated Loan Agreement) and the rate floor included in the definition of LIBOR contained in the Fifth Amended and Restated Loan Agreement, (4) permitted borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) to exceed the cap of $40 million to $100 million, solely at the discretion of the Lenders for such amounts in excess of $40 million, (5) modified the incremental facility provisions to hardwire the ability for the borrowers to have such incremental facilities structured as a first-in, last-out (FILO) tranche, and (6) eliminated the additional covenants and certain other restrictions placed on the borrowers during the covenant relief period provided for under the existing revolving credit facility, which included removing the (i) minimum liquidity covenant, (ii) minimum availability covenant, (iii) anti-cash hoarding covenant and (iv) restrictions on (x) making acquisitions and certain other investments, (y) making certain non-ordinary course restricted payments and (z) prepaying certain indebtedness.
The foregoing description of the Fifth Amended and Restated Loan Agreement does not purport to be complete and is qualified in its entirety by the full text of the Fifth Amended and Restated Loan Agreement, which is filed with this Annual Report on Form 10-K as Exhibit 10.15, which is incorporated by reference herein.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2021 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2021 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2021 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2021 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2021 Annual Meeting of Stockholders.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as a part of this report:
(1)Financial statements:
See listing of financial statements included in Item 8. of this Annual Report on Form 10-K.
(2)Financial Statement Schedules:
Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(3)Exhibits:

Exhibit Number	Description of Document
3.1
Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Third Amended and Restated Bylaws of Conn’s, Inc. effective as of December 7, 2020 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2020)

4.1
Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Indenture, dated as of July 1, 2014, by and among Conn’s, Inc., as issuer, the several guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.2.1
First Supplemental Indenture, dated September 10, 2015, by and among Conn’s, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.9 to Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

4.2.2
Second Supplemental Indenture, dated October 30, 2015, by and among Conn’s Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

4.2.3
Form of 7.250% Senior Notes due 2022 (incorporated herein by reference to Exhibit A to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.3
Base Indenture, dated as of April 24, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

4.3.1
Series 2019-A Supplement to the Base Indenture, dated as of April 24, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

4.4
Base Indenture, dated as of November 26, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

4.4.1
Series 2019-B Supplement to the Base Indenture, dated as of November 26, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

4.5	Description of Registrant’s Securities (filed herewith)
4.6
Base Indenture, dated as of October 16, 2020, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

4.7
Series 2020-A Supplement to the Base Indenture, dated as of October 16, 2020, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

* 10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.1.1
Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

* 10.1.2
Form of Stock Option Agreement under the Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.2 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.2
2011 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) filed the Securities and Exchange Commission on May 26, 2011)

* 10.2.1
Form of Restricted Stock Award Agreement under the 2011 Employee Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

* 10.3
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.3.1
Form of Stock Option Agreement under the 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2.1 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.4
2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.2 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.1
First Amendment to 2011 Non-Employee Director Restricted Stock Plan effective August 27, 2013 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.2
Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.3
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.4
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

*10.4.5
Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.6
Revised Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

* 10.5
2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 (File No. 333-211584) as filed with the Securities and Exchange Commission on May 25, 2016)

*10.5.1
Amended 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A to Conn’s, Inc. Definitive Proxy Statement on Schedule 14A (File No. 001-34956) as filed with the Securities and Exchange Commission on April 17, 2017)

*10.5.2
Form of Restricted Stock Unit Award Agreement (Time-based and Performance-based Vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.3
Form of Restricted Stock Unit Award Agreement (Time-based vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.4
Form of Performance-Based Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.3 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

*10.5.5
Form of Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.4 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

*10.6
Conn’s, Inc. 2020 Omnibus Equity Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34956) as filed with the Securities and Exchange Commission on April 14, 2020)

* 10.7
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.8
Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.9
Executive Severance Agreement by and between Norman Miller and Conn’s Inc., dated as of September 7, 2015 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

*10.9.1
Letter Agreement from Conn’s, Inc. to Norman L. Miller, dated as of January 2, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 6, 2017)

*10.10
Offer of employment from Conn’s Inc. to Lee A. Wright, dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.10.1
Executive Severance Agreement by and between Lee A. Wright and Conn’s Inc., dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.11
Offer of employment from Conn’s Inc. to George Bchara, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 14, 2016)

*10.12
Executive Severance Agreement by and between Rodney Lastinger and Conn’s Inc., dated as of June 3, 2019 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 001-34956) filed with the Securities and Exchange Commission on September 3, 2019)

*10.13
Executive Severance Plan (incorporated herein by reference to Exhibit 10.14 to Form 10-Q for the quarterly period ended October 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

10.14
Amended and Restated Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 3, 2020)

**10.15
Fifth Amended and Restated Loan Agreement, dated March 29, 2021, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (filed herewith)

10.16
Omnibus Amendment and Reaffirmation of Existing Ancillary Documents, dated as of October 30, 2015, by and among Conn’s Inc., Conn Appliances, Inc., Conn Credit I, LP, and Conn Credit Corporation, Inc., the guarantors party thereto and Bank of America, N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

10.17
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.18
Note Purchase Agreement, dated December 12, 2017, by and among Conn’s Inc., Conn’s Receivables Funding 2017-B, LLC, Conn Appliances, Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities LLC, MUFG Securities Americas Inc. and Deutsche Bank Securities Inc., as initial purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.19
First Receivables Purchase Agreement, dated December 20, 2017, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.20
Second Receivables Purchase Agreement, dated December 20, 2017, by and between Conn Credit I, L.P. and Conn Appliances Receivables Fund, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.21
Purchase and Sale Agreement, dated December 20, 2017 by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2017-B Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.22
Servicing Agreement dated as of December 20, 2017, among Conn’s Receivables Funding 2017-B, LLC, Conn’s Receivables 2017-B Trust, Conn Appliances, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.23
First Receivables Purchase Agreement, dated August 15, 2018, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.24
Second Receivables Purchase Agreement, dated August 15, 2018, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.25
Purchase and Sale Agreement, dated August 15, 2018, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.26
Servicing Agreement dated as of August 15, 2018, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 17, 2018)

10.27
First Receivables Purchase Agreement, dated April 24, 2019, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.28
Second Receivables Purchase Agreement, dated April 24, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.29
Purchase and Sale Agreement, dated April 24, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.30
Servicing Agreement dated as of April 24, 2019, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.31
Note Purchase Agreement, dated November 19, 2019, by and among Conn Appliances, Inc., Conn’s Receivables Funding 2019-B, LLC, Conn Appliances Receivables Funding, LLC, Conn’s, Inc. and the Initial Purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 22, 2019)

10.32
First Receivables Purchase Agreement, dated November 26, 2019, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.33
Second Receivables Purchase Agreement, dated November 26, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.34
Purchase and Sale Agreement, dated November 26, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.35
Servicing Agreement dated as of November 26, 2019, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.36
Note Purchase Agreement, dated October 9, 2020, by and among Conn Appliances, Inc., Conn’s Receivables Funding 2020-A, LLC, Conn Appliances Receivables Funding, LLC, Conn’s, Inc. and the Initial Purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 13, 2020)

10.37
First Receivables Purchase Agreement, dated October 16, 2020, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

10.38
Second Receivables Purchase Agreement, dated October 16, 2020, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

10.39
Purchase and Sale Agreement, dated October 16, 2020, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

10.40
Servicing Agreement dated as of October 16, 2020, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

10.41
Third Omnibus Amendment, dated as of February 6, 2018, among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Credit Suisse AG, New York Branch, Conn’s Receivables Warehouse Trust, Conn Appliances Receivables Funding, LLC, Credit Suisse AG, Cayman Islands Branch and Conn Credit I, LP. (incorporated herein by reference to Exhibit 10.1 to Form 8-K/A (File No. 001-34956) as filed with the Securities and Exchange Commission on February 13, 2018)

10.42
Fourth Omnibus Amendment, dated as of July 9, 2018, among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Credit Suisse AG, New York Branch, Conn’s Receivables Warehouse Trust, Conn Appliances Receivables Funding, LLC, Credit Suisse AG, Cayman Islands Branch and Conn Credit I, LP (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 12, 2018)

10.43
Master Services Agreement for Professional Services, dated April 14, 2020, between Conn Appliances, Inc. and John Davis (incorporated herein by reference to Exhibit 10.2 to Form 10-Q (File No. 001-34956) as filed with the Securities and Exchange Commission on June 9, 2020)

*10.44	General Release and Waiver, dated as of January 29, 2021, between Conn’s, Inc. and Lee Wright (filed herewith)
21	Subsidiaries of Conn’s, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101	The following financial information from our Annual Report on Form 10-K for the annual period ended January 31, 2021, filed with the SEC on March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets as of January 31, 2021 and 2020, (ii) consolidated statements of operations for the fiscal years ended January 31, 2021, 2021 and 2020, (iii) consolidated statements of comprehensive income for the fiscal years ended January 31, 2021, 2020 and 2019, (iv) consolidated statements of stockholders’ equity for the fiscal years ended January 31, 2021, 2020 and 2019, (v) consolidated statements of cash flows for the fiscal years ended January 31, 2021, 2020 and 2019, and (vi) notes to consolidated financial statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
* Management contract or compensatory plan or arrangement.
** Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONN’S, INC.
(Registrant)

	By:	/s/ Norman Miller
Date:		Norman Miller
March 31, 2021		Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman Miller
Norman Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2021

/s/ George L. Bchara
George L. Bchara	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2021

/s/ Ryan R. Nelson
Ryan R. Nelson	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2021

/s/ Bob L. Martin
Bob L. Martin	Director	March 31, 2021

/s/ William E. Saunders Jr.
William E. Saunders Jr.	Director	March 31, 2021

/s/ Douglas H. Martin
Douglas H. Martin	Director	March 31, 2021

/s/ David Schofman
David Schofman	Director	March 31, 2021

/s/ James Haworth
James Haworth	Director	March 31, 2021

/s/ Oded Shein
Oded Shein	Director	March 31, 2021

/s/ Sue Gove
Sue Gove	Director	March 31, 2021