Form 10-Q
period 2021-04-30
CONNS INC
filed 2021-06-03
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 24, 2021:

Class	Outstanding
Common stock, $0.01 par value per share	29,360,476

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2021

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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	April 30, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,568	$9,703
Restricted cash (includes VIE balances of $49,597 and $48,622, respectively)	51,647	50,557
Customer accounts receivable, net of allowances (includes VIE balances of $213,614 and $259,811, respectively)	457,215	478,734
Other accounts receivable	50,249	61,716
Inventories	202,900	196,463
Income taxes receivable	34,485	38,059
Prepaid expenses and other current assets	10,948	8,831
Total current assets	814,012	844,063
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $119,245 and $184,304, respectively)	404,335	430,749
Property and equipment, net	186,613	190,962
Operating lease right-of-use assets	260,672	265,798
Deferred income taxes	—	9,448
Other assets	16,530	14,064
Total assets	$1,682,162	$1,755,084
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$898	$934
Accounts payable	64,947	69,367
Accrued compensation and related expenses	25,383	24,944
Accrued expenses	57,893	58,046
Operating lease liability - current	51,102	44,011
Income taxes payable	1,843	1,447
Deferred revenues and other credits	15,452	13,007
Total current liabilities	217,518	211,756
Operating lease liability - non current	345,544	354,598
Long-term debt and finance lease obligations (includes VIE balances of $340,575 and $411,551, respectively)	492,055	608,635
Other long-term liabilities	23,271	22,940
Total liabilities	1,078,388	1,197,929
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,845,022 and 32,711,623 shares issued, respectively)	328	327
Treasury stock (at cost; 3,485,441 shares and $3,485,441 shares, respectively)	(66,290)	(66,290)
Additional paid-in capital	133,328	132,108
Retained earnings	536,408	491,010
Total stockholders’ equity	603,774	557,155
Total liabilities and stockholders’ equity	$1,682,162	$1,755,084
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2021	2020
Revenues:
Product sales	$269,211	$207,198
Repair service agreement commissions	19,131	20,101
Service revenues	2,954	3,031
Total net sales	291,296	230,330
Finance charges and other revenues	72,406	86,830
Total revenues	363,702	317,160
Costs and expenses:
Cost of goods sold	184,879	147,014
Selling, general and administrative expense	126,049	113,007
Provision for bad debts	(17,136)	117,326
Charges and credits	—	2,055
Total costs and expenses	293,792	379,402
Operating income (loss)	69,910	(62,242)
Interest expense	9,204	14,993
Loss on extinguishment of debt	1,218	—
Income (loss) before income taxes	59,488	(77,235)
Provision (benefit) for income taxes	14,090	(21,033)
Net income (loss)	$45,398	$(56,202)
Income (loss) per share:
Basic	$1.55	$(1.95)
Diluted	$1.52	$(1.95)
Weighted average common shares outstanding:
Basic	29,324,052	28,822,396
Diluted	29,881,407	28,822,396
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2021	32,711,623	$327	$132,108	$491,010	(3,485,441)	$(66,290)	$557,155
Exercise of options and vesting of restricted stock, net of withholding tax	115,159	1	(999)	—	—	—	(998)
Issuance of common stock under Employee Stock Purchase Plan	18,240	—	180	—	—	—	180
Stock-based compensation	—	—	2,039	—	—	—	2,039
Net income	—	—	—	45,398	—	—	45,398
Balance April 30, 2021	32,845,022	$328	$133,328	$536,408	(3,485,441)	$(66,290)	$603,774

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2020	32,125,055	$321	$122,513	$570,636	(3,485,441)	$(66,290)	$627,180
Adoption of ASU 2016-13	—	—	—	(76,491)	—	—	(76,491)
Exercise of options and vesting of restricted stock, net of withholding tax	321,468	3	(1,288)	—	—	—	(1,285)
Issuance of common stock under Employee Stock Purchase Plan	47,450	1	176	—	—	—	177
Stock-based compensation	—	—	2,430	—	—	—	2,430
Net loss	—	—	—	(56,202)	—	—	(56,202)
Balance April 30, 2020	32,493,973	$325	$123,831	$437,943	(3,485,441)	$(66,290)	$495,809
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$45,398	$(56,202)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	11,342	9,817
Change in right-of-use asset	8,335	7,534
Amortization of debt issuance costs	1,963	2,049
Provision for bad debts and uncollectible interest	(9,612)	137,456
Stock-based compensation expense	2,039	2,430
Charges, net of credits	—	2,055
Deferred income taxes	9,448	(5,975)
Loss on extinguishment of debt	1,218	—
Loss on disposal of property and equipment	265	—
Tenant improvement allowances received from landlords	7,605	3,969
Change in operating assets and liabilities:
Customer accounts receivable	57,563	22,999
Other accounts receivables	11,449	15,722
Inventories	(6,438)	14,833
Other assets	(1,880)	2,985
Accounts payable	(4,421)	12,884
Accrued expenses	2,529	4,258
Operating leases	(12,777)	(10,514)
Income taxes	4,591	(14,748)
Deferred revenues and other credits	2,156	972
Net cash provided by operating activities	130,773	152,524
Cash flows from investing activities:
Purchases of property and equipment	(9,457)	(16,682)
Net cash used in investing activities	(9,457)	(16,682)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	62,900	—
Payments on asset-backed notes	(134,504)	(161,534)
Borrowings under revolving credit facility	397,151	591,424
Payments on revolving credit facility	(302,651)	(284,524)
Payments of debt issuance costs and amendment fees	(3,940)	(4)
Proceeds from stock issued under employee benefit plans	180	177
Tax payments associated with equity-based compensation transactions	(998)	(1,285)
Payment for extinguishment of debt	(141,278)	—
Other	(221)	(159)
Net cash provided by (used in) financing activities	(123,361)	144,095
Net change in cash, cash equivalents and restricted cash	(2,045)	279,937
Cash, cash equivalents and restricted cash, beginning of period	60,260	80,855
Cash, cash equivalents and restricted cash, end of period	$58,215	$360,792
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$44	$757
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,209	$38,239
Property and equipment purchases not yet paid	$5,646	$11,965
Supplemental cash flow data:
Cash interest paid	$6,734	$8,608
Cash income taxes paid (refunded), net	$51	$(310)
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
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Conn’s, Inc. and its wholly-owned subsidiaries, including its Variable Interest Entities (“VIEs”), have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practice for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 31, 2021 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (the “2021 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2021.
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
Cash and Cash Equivalents. As of April 30, 2021 and January 31, 2021, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $4.9 million and $7.9 million as of April 30, 2021 and January 31, 2021, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of April 30, 2021 and January 31, 2021 includes $42.6 million and $41.6 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $7.0 million and $7.0 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $44.5 million and $65.2 million as of April 30, 2021 and January 31, 2021, respectively.
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At April 30, 2021 and January 31, 2021, there was $8.5 million and $8.9 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At April 30, 2021 and January 31, 2021, the carrying value of customer accounts receivable in non-accrual status was $6.9 million and $8.5 million, respectively. At April 30, 2021 and January 31, 2021, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $75.7 million and $111.5 million, respectively. At April 30, 2021 and January 31, 2021, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $4.1 million and $5.2 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
We use a risk-based, pool-level segmentation framework to calculate the expected loss rate. This framework is based on our historical gross charge-off history. In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries, including cash payments from customers, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance and repair service agreement (“RSA”) policies are also considered. We also consider forward-looking economic forecasts based on a statistical analysis of economic factors (specifically, forecast of unemployment rates over the reasonable and supportable forecasting period). To the extent that situations and trends arise which are not captured in our model, management will layer on additional qualitative adjustments.
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
As of April 30, 2021 and January 31, 2021, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $166.4 million and $219.7 million, respectively. As of April 30, 2021 and January 31, 2021, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $60.9 million and $78.3 million, respectively.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $6.3 million and $3.5 million as of April 30, 2021 and January 31, 2021, respectively.
Loss on Extinguishment. During the three month period ended April 30, 2021, we incurred a loss of $1.0 million related to the retirement of the remaining $141.2 million aggregate principal amount of our 7.25% Senior Notes due 2022 (“Senior Notes”) and a loss of $0.2 million related to the amendment of our Fifth Amended and Restated Loan and Security Agreement.
Income Taxes. For the three months ended April 30, 2021 and 2020, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2022 and 2021 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the three months ended April 30, 2021 and 2020, the effective tax rate was 23.7% and 27.2%, respectively. The primary factor affecting the decrease in our effective tax rate for the three months ended April 30, 2021 was the impact of the tax loss carryback provisions of the CARES Act that was reflected in the prior period.
Stock-based Compensation. During the three months ended April 30, 2021, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of $8.3 million. The PSUs will vest in fiscal year 2025, if at all, upon certification by the Compensation Committee of the Board of Directors of satisfaction of certain total stockholder return performance conditions over the three fiscal years commencing with fiscal year 2022. The RSUs will vest ratably, over periods of three years to four years from the date of grant.
Stock-based compensation expense is recorded, net of actual forfeitures, for share-based compensation awards over the requisite service period using the straight-line method. For equity-classified share-based compensation awards, expense is recognized based on the grant-date fair value. For stock option grants, we use the Black-Scholes model to determine fair value. For grants of restricted stock units, the fair value of the grant is the market value of our stock at the date of issuance. For grants of performance-based restricted stock units, the fair value is the market value of our stock at the date of issuance adjusted for the market condition using a Monte Carlo model.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the RSUs and PSUs granted during the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
	2021	2020
RSUs (1)	340,644	520,421
PSUs (2)	152,349	270,828
Total stock awards granted	492,993	791,249
Aggregate grant date fair value (in thousands)	$8,288	$7,207
(1)The RSUs issued during the three months ended April 30, 2021 and 2020 are scheduled to vest ratably over periods of three years to four years from the date of grant.
(2)The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the three months ended April 30, 2021 included expected volatility of 83.0%, an expected term of 3 years and risk-free interest rate of 0.17%.  No dividend yield was included in the weighted-average assumptions for the PSUs granted during the three months ended April 30, 2021. The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the three months ended April 30, 2020 included expected volatility of 60.0%, an expected term of 3 years and risk-free interest rate of 1.42%. No dividend yield was included in the weighted average assumptions for the PSUs granted during the three months ended April 30, 2020.
For the three months ended April 30, 2021 and 2020, stock-based compensation expense was $2.0 million and $2.4 million, respectively.
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

	Three Months Ended April 30,
	2021	2020
Weighted-average common shares outstanding - Basic	29,324,052	28,822,396
Dilutive effect of stock options, PSUs and RSUs	557,355	—
Weighted-average common shares outstanding - Diluted	29,881,407	28,822,396
For the three months ended April 30, 2021 and 2020, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 1,033,650 and 1,832,902, respectively.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At April 30, 2021, the fair value of the asset backed notes was $344.2 million as compared to the carrying value of $342.4 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the three months ended April 30, 2021, we recognized $4.7 million of revenue for customer deposits deferred as of January 31, 2021. During the three months ended April 30, 2021, we recognized $0.9 million of revenue for RSA administrative fees deferred as of January 31, 2021.
Recent Accounting Pronouncements Adopted.
Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, an update intended to simplify various aspects related to accounting for income taxes. This guidance removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This accounting standards update became effective for us in the first quarter of fiscal year 2022. The adoption did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Yet to Be Adopted.
Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an update that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope, to clarify the scope of the guidance and reduce potential diversity in practice. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These accounting standard updates were effective upon issuance, with adoption permitted through December 31, 2022. We expect to adopt ASC 2020-04 and ASC 2021-01 upon transition from LIBOR, prior to December 31, 2022. We do not expect the adoption to have a material impact on our consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	April 30, 2021	January 31, 2021
Customer accounts receivable (1)	$1,113,335	$1,233,717
Deferred fees and origination costs, net	(13,115)	(14,212)
Allowance for no-interest option credit programs	(11,450)	(11,985)
Allowance for uncollectible interest	(14,918)	(21,427)
Carrying value of customer accounts receivable	1,073,852	1,186,093
Allowance for credit losses (2)	(212,302)	(276,610)
Carrying value of customer accounts receivable, net of allowance for credit losses	861,550	909,483
Short-term portion of customer accounts receivable, net	(457,215)	(478,734)
Long-term customer accounts receivable, net	$404,335	$430,749

	Carrying Value
(in thousands)	April 30, 2021	January 31, 2021
Customer accounts receivable 60+ days past due (3)	$97,406	$146,820
Re-aged customer accounts receivable (4)	255,680	306,845
Restructured customer accounts receivable (5)	151,027	178,374
(1)As of April 30, 2021 and January 31, 2021, the customer accounts receivable balance included $22.4 million and $31.1 million, respectively, in interest receivable. Net of the allowance for uncollectible interest, interest receivable outstanding as of April 30, 2021 and January 31, 2021 was $7.5 million and $9.7 million, respectively.
(2)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of April 30, 2021 and January 31, 2021, which incorporated the continued estimated impact of the global COVID-19 outbreak on the U.S. economy. Our forecast utilized economic projections from a major rating service reflecting a decrease in unemployment rates.
(3)As of April 30, 2021 and January 31, 2021, the carrying value of customer accounts receivable past due one day or greater was $250.8 million and $340.8 million, respectively. These amounts include the 60+ days past due balances shown above.
(4)The re-aged carrying value as of April 30, 2021 and January 31, 2021 includes $53.1 million and $88.0 million, respectively, in carrying value that are both 60+ days past due and re-aged.
(5)The restructured carrying value as of April 30, 2021 and January 31, 2021 includes $34.6 million and $57.1 million, respectively, in carrying value that are both 60+ days past due and restructured.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	April 30, 2021	January 31, 2021
Customer accounts receivable - current	$589,326	$643,903
Allowance for credit losses for customer accounts receivable - current	(132,111)	(165,169)
Customer accounts receivable, net of allowances	457,215	478,734
Customer accounts receivable - non current	499,444	563,617
Allowance for credit losses for customer accounts receivable - non current	(95,109)	(132,868)
Long-term portion of customer accounts receivable, net of allowances	404,335	430,749
Total customer accounts receivable, net	$861,550	$909,483
The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

	Three Months Ended April 30, 2021			Three Months Ended April 30, 2020
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period, prior to adoption of ASC 326	$219,739	$78,298	$298,037	$145,680	$88,123	$233,803
Impact of adoption ASC 326	—	—	—	95,136	3,526	98,662
Provision for credit loss expense (1)	(16,197)	6,567	(9,630)	109,065	28,224	137,289
Principal charge-offs (2)	(34,794)	(22,464)	(57,258)	(46,351)	(18,501)	(64,852)
Interest charge-offs	(9,873)	(6,375)	(16,248)	(12,314)	(5,300)	(17,614)
Recoveries (3)	7,486	4,833	12,319	3,988	1,977	5,965
Allowance at end of period	$166,361	$60,859	$227,220	$295,204	$98,049	$393,253
Average total customer portfolio balance	$998,226	$172,812	$1,171,038	$1,333,197	$224,565	$1,557,762
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
We manage our customer accounts receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by year of origination. The information is presented as of April 30, 2021:

(in thousands)
Delinquency Bucket	2021	2020	2019	2018	Prior	Total	% of Total
Current	$198,422	$368,674	$201,658	$48,515	$5,754	$823,023	76.6%
1-30	11,585	49,552	46,673	16,936	2,933	127,679	11.9%
31-60	2,103	8,715	9,648	4,227	1,051	25,744	2.4%
61-90	1,132	7,070	7,338	3,126	794	19,460	1.8%
91+	—	28,391	31,865	13,855	3,835	77,946	7.3%
Total	$213,242	$462,402	$297,182	$86,659	$14,367	$1,073,852	100.0%

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended April 30,
(in thousands)	2021	2020
Professional fees	$—	$2,055
Total charges and credits	$—	$2,055
During the three months ended April 30, 2020, we recognized $2.1 million in professional fees associated with non-recurring expenses related to fiscal year 2020.

4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended April 30,
(in thousands)	2021	2020
Interest income and fees	$67,679	$81,843
Insurance income	4,518	4,752
Other revenues	209	235
Total finance charges and other revenues	$72,406	$86,830
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
During the three months ended April 30, 2021 and 2020, interest income and fees reflected provisions for uncollectible interest of $7.5 million and $20.1 million, respectively. The amounts included in interest income and fees related to TDR accounts for the three months ended April 30, 2021 and 2020 were $7.5 million and $9.5 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	April 30, 2021	January 31, 2021
Revolving Credit Facility	$146,500	$52,000
Senior Notes	—	141,172
2019-A VIE Asset-backed Class A Notes	11,620	19,521
2019-A VIE Asset-backed Class B Notes	14,923	25,069
2019-A VIE Asset-backed Class C Notes	14,407	24,202
2019-B VIE Asset-backed Class A Notes	—	17,860
2019-B VIE Asset-backed Class B Notes	57,420	85,540
2019-B VIE Asset-backed Class C Notes	83,270	83,270
2020-A VIE Asset-backed Class A Notes	32,645	93,326
2020-A VIE Asset-backed Class B Notes	65,200	65,200
2020-A VIE Asset-backed Class C Notes	62,900	—
Financing lease obligations	5,878	6,072
Total debt and financing lease obligations	494,763	613,232
Less:
Discount on debt	—	(524)
Deferred debt issuance costs	(1,810)	(3,139)
Current maturities of long-term debt and financing lease obligations	(898)	(934)
Long-term debt and financing lease obligations	$492,055	$608,635
Senior Notes. On July 1, 2014, we issued an aggregate principal amount of $250.0 million in unsecured 7.25% Senior Notes due 2022, (the “Senior Notes”) pursuant to an indenture dated July 1, 2014 (as amended, the “Indenture”), among Conn’s, Inc., its subsidiary guarantors (the “Guarantors”) and U.S. Bank National Association, as trustee. On April 15, 2021 we completed the redemption of all of our outstanding Senior Notes in an aggregate principal amount of $141.2 million.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The asset-backed notes outstanding as of April 30, 2021 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2019-A Class A Notes	$254,530	$253,026	$11,620	4/24/2019	10/16/2023	3.40%	4.84%
2019-A Class B Notes	64,750	64,276	14,923	4/24/2019	10/16/2023	4.36%	5.29%
2019-A Class C Notes	62,510	61,898	14,407	4/24/2019	10/16/2023	5.29%	6.32%
2019-B Class B Notes	85,540	84,916	57,420	11/26/2019	6/17/2024	3.62%	4.60%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	5.21%
2020-A Class A Notes	174,900	173,716	32,645	10/16/2020	6/16/2025	1.71%	4.55%
2020-A Class B Notes	65,200	64,754	65,200	10/16/2020	6/16/2025	4.27%	5.49%
2020-A Class C Notes	62,900	62,535	62,900	2/24/2021	6/16/2025	4.20%	5.51%
Total	$853,600	$847,577	$342,385
(1)After giving effect to debt issuance costs.
(2)For the three months ended April 30, 2021, and inclusive of the impact of changes in timing of actual and expected cash flows.
On February 24, 2021, the Company completed the sale of $62.9 million aggregate principal amount of 4.20% Asset Backed Notes, Class C, Series 2020-A, which were previously issued and held by the Company. The asset-backed notes are secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $62.5 million, net of debt issuance costs. Net proceeds from the sale were used to repay amounts outstanding under the Company’s Revolving Credit Facility.
On May 12, 2021, the Company completed the redemption of the 2019-A Asset Backed Notes at an aggregate redemption price of $41.1 million (which was equal to the entire outstanding principal balance plus accrued interest). See Note 9. Subsequent Events, for details.
Revolving Credit Facility. On March 29, 2021, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into the Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amended and Restated Loan Agreement”), with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (as amended, the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of March 29, 2025.
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2021, we had immediately available borrowing capacity of $290.4 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.5 million. We also had $190.6 million that may become available under our Revolving Credit Facility were we to grow the balance of eligible customer receivables and total eligible inventory balances.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 9.6% for the three months ended April 30, 2021.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of April 30, 2021, we were restricted from making distributions in excess of $180.0 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants. We were in compliance with our debt covenants at April 30, 2021. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at April 30, 2021 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	11.71:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	8.12:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.26:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.77:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$23.8 million	$100.0 million
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	April 30, 2021	January 31, 2021
Assets:
Restricted cash	$49,597	$48,622
Due from Conn’s, Inc., net	566	(5,661)
Customer accounts receivable:
Customer accounts receivable	365,040	509,574
Restructured accounts	92,556	105,395
Allowance for uncollectible accounts	(118,454)	(159,849)
Allowance for no-interest option credit programs	(2,566)	(5,502)
Deferred fees and origination costs	(3,717)	(5,503)
Total customer accounts receivable, net	332,859	444,115
Total assets	$383,022	$487,076
Liabilities:
Accrued expenses	$2,771	$3,707
Other liabilities	3,433	4,459

Long-term debt:
2019-A Class A Notes	11,620	19,521
2019-A Class B Notes	14,923	25,069
2019-A Class C Notes	14,407	24,202
2019-B Class A Notes	—	17,860
2019-B Class B Notes	57,420	85,540
2019-B Class C Notes	83,270	83,270
2020-A Class A Notes	32,645	93,326
2020-A Class B Notes	65,200	65,200
2020-A Class C Notes	62,900	—
	342,385	413,988
Less: deferred debt issuance costs	(1,810)	(2,437)
Total debt	340,575	411,551
Total liabilities	$346,779	$419,717
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
As of April 30, 2021, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended April 30, 2021			Three Months Ended April 30, 2020
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$94,491	$—	$94,491	$68,893	$—	$68,893
Home appliance	113,261	—	113,261	81,285	—	81,285
Consumer electronics	38,038	—	38,038	35,776	—	35,776
Home office	14,521	—	14,521	17,366	—	17,366
Other	8,900	—	8,900	3,878	—	3,878
Product sales	269,211	—	269,211	207,198	—	207,198
Repair service agreement commissions	19,131	—	19,131	20,101	—	20,101
Service revenues	2,954	—	2,954	3,031	—	3,031
Total net sales	291,296	—	291,296	230,330	—	230,330
Finance charges and other revenues	209	72,197	72,406	235	86,595	86,830
Total revenues	291,505	72,197	363,702	230,565	86,595	317,160
Costs and expenses:
Cost of goods sold	184,879	—	184,879	147,014	—	147,014
Selling, general and administrative expense (1)	90,893	35,156	126,049	78,174	34,833	113,007
Provision for bad debts	18	(17,154)	(17,136)	168	117,158	117,326
Charges and credits	—	—	—	—	2,055	2,055
Total costs and expenses	275,790	18,002	293,792	225,356	154,046	379,402
Operating income (loss)	15,715	54,195	69,910	5,209	(67,451)	(62,242)
Interest expense	—	9,204	9,204	—	14,993	14,993
Loss on extinguishment of debt	—	1,218	1,218	—	—	—
Income (loss) before income taxes	$15,715	$43,773	$59,488	$5,209	$(82,444)	$(77,235)
	April 30, 2021			April 30, 2020
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$631,996	$1,050,166	$1,682,162	$607,210	$1,630,076	$2,237,286
(1)For the three months ended April 30, 2021 and 2020, the amount of corporate overhead allocated to each segment reflected in SG&A was $9.1 million and $7.3 million, respectively. For the three months ended April 30, 2021 and 2020, the amount of reimbursement made to the retail segment by the credit segment was $7.3 million and $9.8 million, respectively.

9. Subsequent Event
Redemption of 2019-A Notes. On May 12, 2021, the Company completed the redemption of the 2019-A Asset Backed Notes at an aggregate redemption price of $41.1 million (which was equal to the entire outstanding principal balance plus accrued interest). We funded the redemption with cash on hand and borrowings under our Revolving Credit Facility.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility, proceeds from accessing debt or equity markets; the effects of epidemics or pandemics, including the COVID-19 outbreak; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (the “2021 Form 10-K”) and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Overview
We continue to monitor the evolving nature of COVID-19 and respond to its impact on our business. We have experienced and continue to experience challenges related to the pandemic. These challenges increased the complexity of our business, including with respect to supply chain and sales, and, despite our strong performance during the first quarter of fiscal year 2022, will likely continue until the effects of COVID-19 diminish. The full impact of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic, and related actions taken by federal, state and local government officials to prevent and manage disease spread and mitigate its economic impact, all of which are uncertain and unpredictable.
We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

Executive Summary
Total revenues were $363.7 million for the three months ended April 30, 2021 compared to $317.2 million for the three months ended April 30, 2020, an increase of $46.5 million or 14.7%. Retail revenues were $291.5 million for the three months ended April 30, 2021 compared to $230.6 million for the three months ended April 30, 2020, an increase of $60.9 million or 26.4%. The increase in retail revenue was primarily driven by an increase in same store sales of 19.4% and by new store growth. The increase in same store sales reflects higher cash and third-party credit sales and increase in demand across most of the Company’s home-related product categories. The increase also reflects the impact of prior year reductions in store hours, state mandated stay-at-home orders and lower sales of discretionary categories as a result of the COVID-19 pandemic. Credit revenues were $72.2 million for the three months ended April 30, 2021 compared to $86.6 million for the three months ended

April 30, 2020, a decrease of $14.4 million or 16.6%. The decrease in credit revenue was primarily due to a 24.8% decrease in the average outstanding balance of the customer accounts receivable portfolio. These decreases were partially offset by an increase in the yield rate, from 21.3% for the three months ended April 30, 2020 to 23.7% for the three months ended April 30, 2021.
Retail gross margin for the three months ended April 30, 2021 was 36.5%, an increase of 30 basis points from the 36.2% reported for the three months ended April 30, 2020. The year-over-year increase in retail gross margin was primarily driven by a shift in sales from lower margin products to higher margin products and the impact of fixed logistics costs on higher sales.
Selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2021 was $126.0 million compared to $113.0 million for the three months ended April 30, 2020, an increase of $13.0 million or 11.5%. The SG&A increase in the retail segment was primarily due to an increase in labor, delivery and transportation, advertising, and occupancy costs. The SG&A increase in the credit segment was primarily due to an increase in labor and general operating costs.
Provision for bad debts decreased to $(17.1) million for the three months ended April 30, 2021 from $117.3 million for the three months ended April 30, 2020, a decrease of $134.4 million. The year-over-year decrease was primarily driven by a decrease in the allowance for bad debts during the three months ended April 30, 2021 compared to an increase during the three months ended April 30, 2020 and by a year-over-year decrease in net charge-offs of $13.9 million. The decrease in the allowance for bad debts during the three months ended April 30, 2021 was primarily driven by a decrease in the rate of delinquencies and re-ages, a decrease in the customer account receivable portfolio and an improvement in the forecasted unemployment rate that drove a $20.0 million decrease in the economic adjustment. During the three months ended April 31, 2020, the increase in the allowance for bad debts was primarily due to a $65.5 million increase in the economic adjustment driven by an increase in forecasted unemployment rates stemming from the COVID-19 pandemic.
Interest expense was $9.2 million for the three months ended April 30, 2021 and $15.0 million for the three months ended April 30, 2020, a decrease of $5.8 million or 38.7%. The decrease was primarily driven by a lower average outstanding balance of debt, partially offset by a higher effective interest rate.
Net income for the three months ended April 30, 2021 was $45.4 million or $1.52 per diluted share, compared to net loss of $56.2 million, or $1.95 per diluted share, for the three months ended April 30, 2020.
How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance including:
•Same store sales - Our management considers same store sales, which consists of both brick and mortar and e-commerce sales, to be an important indicator of our performance because they reflect our attempts to leverage our SG&A costs, which include rent and other store expenses, and they have a direct impact on our total net sales, net income, cash and working capital. Same store sales is calculated by comparing the reported sales for all stores that were open during both comparative fiscal years, starting in the first period in which the store has been open for a full quarter. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period if each such store was relocated within the same general geographic market. Sales from expanded stores have also been included in each period.
•Retail gross margin - Our management views retail gross margin as a key indicator of our performance because it reflects our pricing power relative to the prices we pay for our products. Retail gross margin is calculated by comparing retail total net sales to the cost of goods sold.
•60+ Day Delinquencies - Our management views customer account delinquencies as a key indicator of our performance because it reflects the quality of our credit portfolio, drives future credit performance and credit offerings, and impacts the interest rates we pay on our asset-backed securitizations. Delinquencies are measured as the percentage of balances that are 60+ days past due.
•Net yield - Our management considers yield to be a key performance metric because it drives future credit decisions and credit offerings and directly impacts our net income.  Yield reflects the amount of interest we receive from our portfolio.
Company Initiatives
In the first quarter of fiscal year 2022, we delivered strong results, driven by our store and e-commerce performance, a continued focus on cash collections and the reduction of COVID-19 restrictions in many of the states in which we operate. We delivered the following financial and operational results in the first quarter of fiscal year 2022:
•Net earnings for the first quarter increased to a quarterly record of $1.52 per diluted share, compared to a loss of $1.95 per diluted share for the same period last fiscal year;

•Same store sales increased 19.4% for the first quarter of fiscal year 2022 as compared to the first quarter of fiscal year 2021 and increased 1.8% on a two-year basis as compared to the first quarter of fiscal year 2020, primarily due to higher cash and third-party credit sales and increase in demand across most of the Company’s home-related product categories;
•E-commerce sales during the first quarter of fiscal year 2022 increased 95.7% as compared to the prior fiscal year period;
•Lease-to-own sales during the first quarter of fiscal year 2022 increased 82.0%, as compared to the prior fiscal year period;
•During the first quarter of fiscal year 2022, the Company added six new showrooms, including five within the state of Florida, bringing the total number of showrooms at April 30, 2021 to 152, compared to 139 at April 30, 2020;
•At April 30, 2021, the carrying value of customer accounts receivable 60+ days past due declined 49.4% year-over-year to the lowest level in seven fiscal years, and the carrying value of re-aged accounts declined 45.1% year-over-year to the lowest level in four fiscal years; and
•During the first quarter of fiscal year 2022, the Company generated $130.8 million in cash provided by operating activities further strengthening the Company’s balance sheet.
We believe that we have laid the foundation to execute our long-term growth strategy and prudently manage financial and operational risk while maximizing shareholder value. We remain focused on the following strategic priorities for fiscal year 2022:
•Increase net income by improving performance across our core operational and financial metrics: same store sales, retail margin, delinquencies and net yield;
•Open 11 to 13 new stores in our current geographic footprint to leverage our existing infrastructure (inclusive of the six new stores opened during the first quarter of fiscal year 2022);
•Optimize our mix of quality, branded products and gain efficiencies in our warehouse, delivery and transportation operations to increase our retail gross margin;
•Continue to grow our lease-to-own sales;
•Continue to grow our e-commerce sales;
•Maintain disciplined oversight of our SG&A;
•Ensure that the Company has the leadership and human capital pipeline and capability to drive results and meet present and future business objectives as the Company continues to expand its retail store base; and
•Leverage technology and shared services to drive efficient, effective and scalable processes.
Outlook
Throughout the COVID-19 pandemic, we have generally been classified as an essential business by government authorities in the jurisdictions in which we operate as we provide essential goods and services to our communities. As a result, despite the widespread stay-at-home orders that were in effect from time to time at the beginning of the pandemic, most of our stores remained open, though at times operating on reduced schedules as mandated. As of June 3, 2021, all of our stores are open and conduct regular in-store shopping hours. However, as noted in the “Overview” above, our business and industry continue to be impacted by the COVID-19 pandemic in the United States. Going forward, the full extent to which the pandemic will impact our supply chain, future business and operating results is uncertain. Government support, including the American Rescue Plan Act of 2021, has provided our customers with additional financial means which we expect has helped, and may continue to help, our business. We feel we are well positioned to continue serving our customers and supporting our employees as we continue to monitor and respond to the pandemic.
The broad appeal of our value proposition to our geographically diverse core demographic, the unit economics of our business and the current retail real estate market should provide the stability necessary to maintain and grow our business. Further, as states fully re-open and the COVID-19 pandemic is contained, we expect our brand recognition and long history in our core markets to give us the opportunity to further penetrate our existing footprint, particularly as we leverage existing marketing spend, logistics infrastructure, and service footprint. There are also many markets in the U.S. with demographic characteristics similar to those in our existing footprint, which provides substantial opportunities for future growth. We plan to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, distribution and credit operations. As we expand in existing markets and penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. Over time, we also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended April 30,
(in thousands)	2021	2020	Change
Revenues:
Total net sales	$291,296	$230,330	$60,966
Finance charges and other revenues	72,406	86,830	(14,424)
Total revenues	363,702	317,160	46,542
Costs and expenses:
Cost of goods sold	184,879	147,014	37,865
Selling, general and administrative expense	126,049	113,007	13,042
Provision for bad debts	(17,136)	117,326	(134,462)
Charges and credits	—	2,055	(2,055)
Total costs and expenses	293,792	379,402	(85,610)
Operating income (loss)	69,910	(62,242)	132,152
Interest expense	9,204	14,993	(5,789)
Loss on extinguishment of debt	1,218	—	1,218
Income (loss) before income taxes	59,488	(77,235)	136,723
Provision (benefit) for income taxes	14,090	(21,033)	35,123
Net income (loss)	$45,398	$(56,202)	$101,600
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

The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended April 30,
(dollars in thousands)	2021	2020	Change
Revenues:
Product sales	$269,211	$207,198	$62,013
Repair service agreement commissions	19,131	20,101	(970)
Service revenues	2,954	3,031	(77)
Total net sales	291,296	230,330	60,966
Finance charges and other	209	235	(26)
Total revenues	291,505	230,565	60,940
Costs and expenses:
Cost of goods sold	184,879	147,014	37,865
Selling, general and administrative expense (1)	90,893	78,174	12,719
Provision for bad debts	18	168	(150)
Total costs and expenses	275,790	225,356	50,434
Operating income	$15,715	$5,209	$10,506
Number of stores:
Beginning of period	146	137
Opened	6	2
End of period	152	139

Credit Segment:	Three Months Ended April 30,
(in thousands)	2021	2020	Change
Revenues:
Finance charges and other revenues	$72,197	$86,595	$(14,398)
Costs and expenses:
Selling, general and administrative expense (1)	35,156	34,833	323
Provision for bad debts	(17,154)	117,158	(134,312)
Charges and credits	—	2,055	(2,055)
Total costs and expenses	18,002	154,046	(136,044)
Operating income (loss)	54,195	(67,451)	121,646
Interest expense	9,204	14,993	(5,789)
Loss on extinguishment of debt	1,218	—	1,218
Income (loss) before income taxes	$43,773	$(82,444)	$126,217
(1)For the three months ended April 30, 2021 and 2020, the amount of overhead allocated to each segment reflected in SG&A was $9.1 million and $7.3 million, respectively. For the three months ended April 30, 2021 and 2020, the amount of reimbursement made to the retail segment by the credit segment was $7.3 million and $9.8 million, respectively.

Three months ended April 30, 2021 compared to three months ended April 30, 2020
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended April 30,					%	Same Store
(dollars in thousands)	2021	% of Total	2020	% of Total	Change	Change	% Change
Furniture and mattress	$94,491	32.4%	$68,893	29.9%	$25,598	37.2%	27.0%
Home appliance	113,261	38.9	81,285	35.3	31,976	39.3	32.3
Consumer electronics	38,038	13.1	35,776	15.5	2,262	6.3	3.6
Home office	14,521	5.0	17,366	7.5	(2,845)	(16.4)	(19.3)
Other	8,900	3.1	3,878	1.8	5,022	129.5	116.7
Product sales	269,211	92.5	207,198	90.0	62,013	29.9	22.9
Repair service agreement commissions (1)	19,131	6.6	20,101	8.7	(970)	(4.8)	(7.6)
Service revenues	2,954	0.9	3,031	1.3	(77)	(2.5)
Total net sales	$291,296	100.0%	$230,330	100.0%	$60,966	26.5%	19.4%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The increase in product sales for the three months ended April 30, 2021 was primarily driven by an increase in same store sales of 19.4% and by new store growth. The increase in same store sales reflects higher cash and third-party credit sales and increase in demand across most of the Company’s home-related product categories. The increase also reflects the impact of prior year reductions in store hours, state mandated stay-at-home orders and lower sales of discretionary categories as a result of the COVID-19 pandemic.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended April 30,
(in thousands)	2021	2020	Change
Interest income and fees	$67,679	$81,843	$(14,164)
Insurance income	4,518	4,752	(234)
Other revenues	209	235	(26)
Finance charges and other revenues	$72,406	$86,830	$(14,424)
The decrease in finance charges and other revenues was primarily due to a 24.8% decrease in the average outstanding balance of the customer accounts receivable portfolio. These decreases were partially offset by an increase in the yield rate, from 21.3% for the three months ended April 30, 2020 to 23.7% for the three months ended April 30, 2021.
The following table provides key portfolio performance information:

	Three Months Ended April 30,
(dollars in thousands)	2021	2020	Change
Interest income and fees	$67,679	$81,843	$(14,164)
Net charge-offs	(44,938)	(58,888)	13,950
Interest expense	(9,204)	(14,993)	5,789
Net portfolio income	$13,537	$7,962	$5,575
Average outstanding portfolio balance	$1,171,038	$1,557,762	$(386,724)
Interest income and fee yield (annualized)	23.7%	21.3%
Net charge-off % (annualized)	15.3%	15.1%

Retail Gross Margin

	Three Months Ended April 30,
(dollars in thousands)	2021	2020	Change
Retail total net sales	$291,296	$230,330	$60,966
Cost of goods sold	184,879	147,014	37,865
Retail gross margin	$106,417	$83,316	$23,101
Retail gross margin percentage	36.5%	36.2%
The increase in retail gross margin was primarily driven by a shift in sales from lower margin products to higher margin products and the impact of fixed logistics costs on higher sales.
Selling, General and Administrative Expense

	Three Months Ended April 30,
(dollars in thousands)	2021	2020	Change
Retail segment	$90,893	$78,174	$12,719
Credit segment	35,156	34,833	323
Selling, general and administrative expense - Consolidated	$126,049	$113,007	$13,042
Selling, general and administrative expense as a percent of total revenues	34.7%	35.6%
The SG&A increase in the retail segment was primarily due to an increase in labor, delivery and transportation, advertising, and occupancy costs. The SG&A increase in the credit segment was primarily due to an increase in labor and general operating costs.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 12.0% for the three months ended April 30, 2021 as compared to 8.9% for the three months ended April 30, 2020.
Provision for Bad Debts

	Three Months Ended April 30,
(dollars in thousands)	2021	2020	Change
Retail segment	$18	$168	$(150)
Credit segment	(17,154)	117,158	(134,312)
Provision for bad debts - Consolidated	$(17,136)	$117,326	$(134,462)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	(5.9)%	30.1%
The provision for bad debts decreased to $(17.1) million for the three months ended April 30, 2021 from $117.3 million for the three months ended April 30, 2020, a decrease of $134.4 million. The year-over-year decrease was primarily driven by a decrease in the allowance for bad debts during the three months ended April 30, 2021 compared to an increase during the three months ended April 30, 2020 and by a year-over-year decrease in net charge-offs of $13.9 million. The decrease in the allowance for bad debts during the three months ended April 30, 2021 was primarily driven by a decrease in the rate of delinquencies and re-ages, a decrease in the customer account receivable portfolio and an improvement in the forecasted unemployment rate that drove a $20.0 million decrease in the economic adjustment. During the three months ended April 31, 2020, the increase in the allowance for bad debts was primarily due to a $65.5 million increase in the economic adjustment driven by an increase in forecasted unemployment rates stemming from the COVID-19 pandemic.
Charges and Credits

	Three Months Ended April 30,
(in thousands)	2021	2020	Change
Professional fees	$—	$2,055	$(2,055)
Total charges and credits	$—	$2,055	$(2,055)

During the three months ended April 30, 2020, we recognized $2.1 million in professional fees associated with non-recurring expenses related to fiscal year 2020.
Interest Expense
Interest expense was $9.2 million for the three months ended April 30, 2021 and $15.0 million for the three months ended April 30, 2020, a decrease of $5.8 million or 38.7%. The decrease was primarily driven by a lower average outstanding balance of debt, partially offset by a higher effective interest rate.
Loss on Extinguishment of Debt
During the three month period ended April 30, 2021, we incurred a loss of $1.0 million related to the retirement of the remaining $141.2 million aggregate principal amount of our 7.25% Senior Notes due 2022 (“Senior Notes”) and a loss of $0.2 million related to the amendment of our Fifth Amended and Restated Loan and Security Agreement.
Provision for Income Taxes

	Three Months Ended April 30,
(dollars in thousands)	2021	2020	Change
Provision (benefit) for income taxes	$14,090	$(21,033)	$35,123
Effective tax rate	23.7%	27.2%
The increase in income tax expense for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 was driven by a $136.7 million increase in pre-tax earnings at the statutory rate of 21%. An additional $4.9 million benefit was also recognized in the prior year period as a result of net operating loss provisions within the CARES Act that provides for a five year carryback of losses.

Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 72% of our originations during the three months ended April 30, 2021, with maximum equivalent interest rates of up to 27% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 15% of our originations during the three months ended April 30, 2021.
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

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $44.5 million as of April 30, 2021. All COVID-19 specific deferral programs ended during the third quarter of fiscal year 2021.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of April 30,
	2021	2020
Weighted average credit score of outstanding balances (1)	603	587
Average outstanding customer balance	$2,410	$2,676
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)(4)	9.1%	13.3%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(5)	23.8%	32.3%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$81,033	$115,830
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	20.4%	26.2%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	24.8%	17.3%

	Three Months Ended April 30,
	2021	2020
Total applications processed	297,906	295,551
Weighted average origination credit score of sales financed (1)	617	609
Percent of total applications approved and utilized	21.8%	22.3%
Average income of credit customer at origination	$48,500	$45,800
Percent of retail sales paid for by:
In-house financing, including down payments received	48.7%	63.3%
Third-party financing	16.8%	17.1%
Third-party lease-to-own option	12.3%	8.5%
	77.8%	88.9%
(1)Credit scores exclude non-scored accounts.
(2)Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
(3)Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.
(4)Decrease was primarily due to an increase in cash collections and the tightening of underwriting standards that occurred in fiscal year 2021.
(5)Decrease was primarily due to an increase in cash collections, the change in the unilateral re-age policy that occurred in the second quarter of fiscal year 2021 and the tightening of underwriting standards that occurred in fiscal year 2021.
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

For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 17.4% as of April 30, 2021 from 23.3% as of April 30, 2020. The decrease was primarily related to a decline in the non-TDR re-age balance, improvements in 60+ day delinquencies and a decrease in the economic adjustment due to an improved macroeconomic outlook.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due decreased 380 basis points over the prior year period to 6.8% as of April 30, 2021 from 10.6% as of April 30, 2020. The decrease was primarily due to higher payment rates, continued focus on cash collections and the tightening of underwriting standards that occurred in fiscal year 2021.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 38.5% as of April 30, 2021 as compared to 41.7% as of April 30, 2020. This 320 basis point decrease reflects the impact of lower delinquencies on restructured accounts.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 15.3% for the three months ended April 30, 2021 compared to 15.1% for the three months ended April 30, 2020.
As of April 30, 2021 and 2020, balances under no-interest programs included within customer receivables were $275.6 million and $259.3 million, respectively.

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
Operating cash flows.  For the three months ended April 30, 2021, net cash provided by operating activities was $130.8 million compared to $152.5 million for the three months ended April 30, 2020. The decrease in net cash provided by operating activities was primarily driven by an increase in inventory and a decrease in payables in comparison to the prior year period when we were preserving liquidity in the midst of the COVID-19 pandemic.
Investing cash flows.  For the three months ended April 30, 2021, net cash used in investing activities was $9.5 million compared to $16.7 million for the three months ended April 30, 2020. The cash used during the three months ended April 30, 2021 was primarily for investments in new stores. The cash used during the three months ended April 30, 2020 was primarily for investments in two new distribution centers and technology investments.
Financing cash flows.  For the three months ended April 30, 2021, net cash used in financing activities was $123.4 million compared to net cash provided by financing activities of $144.1 million for the three months ended April 30, 2020. During the period ended April 30, 2021, we issued 2020-A Class C VIE asset backed notes resulting in net proceeds to us of approximately $62.5 million, net of transaction costs. The proceeds from the 2020-A VIE asset-backed notes were used to partially pay down the balance of the Company's Revolving Credit Facility. Cash collections from the securitized receivables were used to make payments on asset-backed notes of approximately $134.5 million during the three months ended April 30, 2021 compared to approximately $161.5 million in the comparable prior year period. During the period ended April 30, 2021, net borrowings under the Revolving Credit Facility were $94.5 million compared to net borrowings of $306.9 million during the comparable prior year period. The net borrowings during the three months ended April 30, 2020 included $275.0 million borrowed to preserve financial flexibility in the midst of the COVID-19 pandemic. During the three months ended April 30, 2021, we retired the remaining $141.2 million aggregate principal amount of our Senior Notes outstanding.
Senior Notes. On July 1, 2014, we issued an aggregate principal amount of $250.0 million in unsecured 7.25% Senior Notes due 2022, (the “Senior Notes”) pursuant to an indenture dated July 1, 2014 (as amended, the “Indenture”), among Conn’s, Inc., its subsidiary guarantors (the “Guarantors”) and U.S. Bank National Association, as trustee. On April 15, 2021 we completed the redemption of all of our outstanding Senior Notes in an aggregate principal amount of $141.2 million.
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
The asset-backed notes outstanding as of April 30, 2021 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2019-A Class A Notes	$254,530	$253,026	$11,620	4/24/2019	10/16/2023	3.40%	4.84%
2019-A Class B Notes	64,750	64,276	14,923	4/24/2019	10/16/2023	4.36%	5.29%
2019-A Class C Notes	62,510	61,898	14,407	4/24/2019	10/16/2023	5.29%	6.32%
2019-B Class B Notes	85,540	84,916	57,420	11/26/2019	6/17/2024	3.62%	4.60%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	5.21%
2020-A Class A Notes	174,900	173,716	32,645	10/16/2020	6/16/2025	1.71%	4.55%
2020-A Class B Notes	65,200	64,754	65,200	10/16/2020	6/16/2025	4.27%	5.49%
2020-A Class C Notes	62,900	62,535	62,900	2/24/2021	6/16/2025	4.20%	5.51%
Total	$853,600	$847,577	$342,385
(1)After giving effect to debt issuance costs.
(2)For the three months ended April 30, 2021, and inclusive of the impact of changes in timing of actual and expected cash flows.
On February 24, 2021, the Company completed the sale of $62.9 million aggregate principal amount of 4.20% Asset Backed Notes, Class C, Series 2020-A, which were previously issued and held by the Company. The asset-backed notes are secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $62.5 million, net of debt issuance costs. Net proceeds from the sale were used to repay amounts outstanding under the Company’s Revolving Credit Facility.
On May 12, 2021, the Company completed the redemption of the 2019-A Asset Backed Notes at an aggregate redemption price of $41.1 million (which was equal to the entire outstanding principal balance plus accrued interest). See Note 9. Subsequent Events, for details.
Revolving Credit Facility. On March 29, 2021, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into the Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amended and Restated Loan Agreement”), with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (as amended, the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of March 29, 2025.
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2021, we had immediately available borrowing capacity of $290.4 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.5 million. We also had $190.6 million that could have become available under our Revolving Credit Facility were we to grow the balance of eligible customer receivables and total eligible inventory balances.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from

0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 9.6% for the three months ended April 30, 2021.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of April 30, 2021, we were restricted from making distributions in excess of $180.0 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at April 30, 2021. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at April 30, 2021 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	11.71:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	8.12:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.26:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.77:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$23.8 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.7 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.8 million and $1.0 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened six new stores during the three months ended April 30, 2021 and currently plan to open a total of 11 to 13 new stores during fiscal year 2022. Our anticipated capital expenditures for the remainder of fiscal year 2022 are between $35.0 million and $45.0 million, which includes expenditures for new stores we plan to open in fiscal year 2022.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of April 30, 2021, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $290.4 million under our Revolving Credit Facility and (ii) $6.6 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of April 30, 2021:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$161,556	$3,846	$7,691	$150,019	$—
2019-A Class A Notes (2)(3)	12,593	395	12,198	—	—
2019-A Class B Notes (2)(3)	16,525	651	15,874	—	—
2019-A Class C Notes (2)(3)	16,284	762	15,522	—	—
2019-B Class B Notes (2)	63,935	2,079	4,157	57,699	—
2019-B Class C Notes (2)	95,275	3,830	7,661	83,784	—
2020-A Class A Notes (2)	34,951	558	1,116	33,277	—
2020-A Class B Notes (2)	76,702	2,784	5,568	68,350	—
2020-A Class C Notes (2)	73,815	2,642	5,284	65,889	—
Financing lease obligations	7,739	1,194	2,005	1,410	3,130
Operating leases:
Real estate	528,784	83,619	161,658	122,484	161,023
Equipment	277	209	49	19	—
Contractual commitments (4)	171,722	164,092	7,237	393	—
Total	$1,260,158	$266,661	$246,020	$583,324	$164,153
(1)Estimated interest payments are based on the outstanding balance as of April 30, 2021 and the interest rate in effect at that time.
(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)On May 12, 2021, the Company completed the redemption of the 2019-A Asset Backed Notes at an aggregate redemption price of $41.1 million. See Note 9. Subsequent Events, for details.
(4)Contractual commitments primarily include commitments to purchase inventory of $145.1 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn’s, Inc., were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors prior to our redemption of all outstanding Senior Notes in an aggregate principal amount of $141.2 million on April 15, 2021. As of April 30, 2021 and January 31, 2021, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.

The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of April 30, 2021 and January 31, 2021, and a summarized Statement of Operations on a consolidated basis for the three months ended April 30, 2021. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of April 30, 2021 and January 31, 2021, and for the three months ended April 30, 2021:

(in thousands)	April 30, 2021	January 31, 2021
Assets
Cash, cash equivalents and restricted cash	$8,618	$11,638
Customer accounts receivable	243,601	218,923
Inventories	202,900	196,463
Net due from non-guarantor subsidiary	1,482	8,571
Other current assets	95,682	108,606
Total current assets	552,283	544,201
Long-term portion of customer accounts receivable	285,090	246,445
Property and equipment, net	186,613	190,962
Right of use assets, net	260,672	265,798
Other assets	16,530	23,512
Total assets	$1,301,188	$1,270,918

Liabilities
Current portion of debt	$898	$934
Lease liability operating - current	51,102	44,011
Other liabilities	162,588	163,429
Total current liabilities	214,588	208,374
Lease liability operating - non current	345,544	354,598
Long-term debt	151,480	197,084
Other long-term liabilities	22,046	21,068
Total liabilities	$733,658	$781,124

Three Months Ended April 30, 2021
Net sales and finances charges	$331,198
Servicing fee revenue from non-guarantor subsidiary	6,490
Total revenues	337,688
Total costs and expenses	(296,727)
Net income	$40,961

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered “critical accounting policies” because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our Condensed Consolidated Financial Statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. Other than with respect to the additional policy below, the description of critical accounting policies is included in our 2021 Form 10-K, filed with the SEC on March 31, 2021.

Recent Accounting Pronouncements
The information related to recent accounting pronouncements as set forth in Note 1, Summary of Significant Accounting Policies, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We have not been materially impacted by fluctuations in foreign currency exchange rates, as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. Our asset-backed notes bear interest at a fixed rate and would not be affected by interest rate changes.
During the three months ended April 30, 2021, loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of April 30, 2021, the balance outstanding under our Revolving Credit Facility was $146.5 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $1.5 million over a 12-month period, based on the outstanding balance at April 30, 2021.

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
For the quarter ended April 30, 2021, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
The information set forth in Note 6, Contingencies, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2021 Form 10-K.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101*	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2022, filed with the SEC on June 3, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2021 and January 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three months ended April 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended April 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2021 and 2020 and (v) the notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	June 3, 2021

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)