Form 10-Q
period 2021-07-31
CONNS INC
filed 2021-09-01
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 23, 2021:

Class	Outstanding
Common stock, $0.01 par value per share	29,483,140

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2021

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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$8,736	$9,703
Restricted cash (includes VIE balances of $28,911 and $48,622, respectively)	30,961	50,557
Customer accounts receivable, net of allowances (includes VIE balances of $159,338 and $259,811, respectively)	461,491	478,734
Other accounts receivable	55,260	61,716
Inventories	223,662	196,463
Income taxes receivable	32,223	38,059
Prepaid expenses and other current assets	20,725	8,831
Total current assets	833,058	844,063
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $70,927 and $184,304, respectively)	415,208	430,749
Property and equipment, net	186,072	190,962
Operating lease right-of-use assets	258,702	265,798
Deferred income taxes	—	9,448
Other assets	15,907	14,064
Total assets	$1,708,947	$1,755,084
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$1,371	$934
Accounts payable	89,001	69,367
Accrued compensation and related expenses	27,366	24,944
Accrued expenses	71,712	58,046
Operating lease liability - current	54,800	44,011
Income taxes payable	2,233	1,447
Deferred revenues and other credits	14,937	13,007
Total current liabilities	261,420	211,756
Operating lease liability - non current	338,289	354,598
Long-term debt and finance lease obligations (includes VIE balances of $214,562 and $411,551, respectively)	438,242	608,635
Deferred tax liability	7,803	—
Other long-term liabilities	20,743	22,940
Total liabilities	1,066,497	1,197,929
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,967,808 and 32,711,623 shares issued, respectively)	329	327
Treasury stock (at cost; 3,485,441 shares and 3,485,441 shares, respectively)	(66,290)	(66,290)
Additional paid-in capital	134,999	132,108
Retained earnings	573,412	491,010
Total stockholders’ equity	642,450	557,155
Total liabilities and stockholders’ equity	$1,708,947	$1,755,084
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenues:
Product sales	$320,245	$256,142	$589,456	$463,340
Repair service agreement commissions	23,700	20,164	42,831	40,265
Service revenues	2,840	3,430	5,794	6,461
Total net sales	346,785	279,736	638,081	510,066
Finance charges and other revenues	71,598	87,180	144,004	174,010
Total revenues	418,383	366,916	782,085	684,076
Costs and expenses:
Cost of goods sold	216,042	176,623	400,921	323,637
Selling, general and administrative expense	137,870	115,278	263,919	228,285
Provision for bad debts	10,262	32,045	(6,874)	149,371
Charges and credits	—	1,534	—	3,589
Total costs and expenses	364,174	325,480	657,966	704,882
Operating income (loss)	54,209	41,436	124,119	(20,806)
Interest expense	6,088	13,222	15,292	28,215
Loss on extinguishment of debt	—	—	1,218	—
Income (loss) before income taxes	48,121	28,214	107,609	(49,021)
Provision (benefit) for income taxes	11,117	7,694	25,207	(13,339)
Net income (loss)	$37,004	$20,520	$82,402	$(35,682)
Income (loss) per share:
Basic	$1.26	$0.71	$2.80	$(1.23)
Diluted	$1.22	$0.70	$2.74	$(1.23)
Weighted average common shares outstanding:
Basic	29,438,605	29,070,607	29,382,162	28,948,216
Diluted	30,212,448	29,140,546	30,072,401	28,948,216
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2021	32,711,623	$327	$132,108	$491,010	(3,485,441)	$(66,290)	$557,155
Exercise of options and vesting of restricted stock, net of withholding tax	115,159	1	(999)	—	—	—	(998)
Issuance of common stock under Employee Stock Purchase Plan	18,240	—	180	—	—	—	180
Stock-based compensation	—	—	2,039	—	—	—	2,039
Net income	—	—	—	45,398	—	—	45,398
Balance April 30, 2021	32,845,022	$328	$133,328	$536,408	(3,485,441)	$(66,290)	$603,774
Exercise of options and vesting of restricted stock, net of withholding tax	112,223	1	(229)	—	—	—	(228)
Issuance of common stock under Employee Stock Purchase Plan	10,563	—	187	—	—	—	187
Stock-based compensation	—	—	1,713	—	—	—	1,713
Net income	—	—	—	37,004	—	—	37,004
Balance July 31, 2021	32,967,808	$329	$134,999	$573,412	(3,485,441)	$(66,290)	$642,450

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2020	32,125,055	$321	$122,513	$570,636	(3,485,441)	$(66,290)	$627,180
Adoption of ASU 2016-13	—	—	—	(76,490)	—	—	(76,490)
Exercise of options and vesting of restricted stock, net of withholding tax	321,468	3	(1,288)	—	—	—	(1,285)
Issuance of common stock under Employee Stock Purchase Plan	47,450	1	176	—	—	—	177
Stock-based compensation	—	—	2,430	—	—	—	2,430
Net loss	—	—	—	(56,202)	—	—	(56,202)
Balance April 30, 2020	32,493,973	$325	$123,831	$437,944	(3,485,441)	$(66,290)	$495,810
Exercise of options and vesting of restricted stock, net of withholding tax	70,271	1	(159)	—	—	—	(158)
Issuance of common stock under Employee Stock Purchase Plan	51,643	—	160	—	—	—	160
Stock-based compensation	—	—	2,254	—	—	—	2,254
Net income	—	—	—	20,520	—	—	20,520
Balance July 31, 2020	32,615,887	$326	$126,086	$458,464	(3,485,441)	$(66,290)	$518,586
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$82,402	$(35,682)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	22,836	19,929
Change in right-of-use asset	17,005	15,328
Amortization of debt issuance costs	3,254	4,237
Provision for bad debts and uncollectible interest	8,071	181,286
Stock-based compensation expense	3,752	4,683
Charges, net of credits	—	3,589
Deferred income taxes	17,251	(2,472)
Loss on extinguishment of debt	1,218	—
Loss on disposal of property and equipment	104	—
Tenant improvement allowances received from landlords	10,864	10,277
Change in operating assets and liabilities:
Customer accounts receivable	24,873	63,745
Other accounts receivables	6,296	13,068
Inventories	(27,199)	38,863
Other assets	(11,390)	690
Accounts payable	19,633	13,442
Accrued expenses	17,907	2,485
Operating leases	(26,293)	(20,086)
Income taxes	5,622	(9,578)
Deferred revenues and other credits	733	1,921
Net cash provided by operating activities	176,939	305,725
Cash flows from investing activities:
Purchases of property and equipment	(19,162)	(32,459)
Net cash used in investing activities	(19,162)	(32,459)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	62,900	—
Payments on asset-backed notes	(261,356)	(315,225)
Borrowings under revolving credit facility	740,850	835,717
Payments on revolving credit facility	(573,850)	(800,917)
Payments of debt issuance costs and amendment fees	(4,231)	(2,055)
Proceeds from stock issued under employee benefit plans	367	338
Tax payments associated with equity-based compensation transactions	(1,227)	(1,444)
Payment for extinguishment of debt	(141,279)	—
Other	(514)	(314)
Net cash used in financing activities	(178,340)	(283,900)
Net change in cash, cash equivalents and restricted cash	(20,563)	(10,634)
Cash, cash equivalents and restricted cash, beginning of period	60,260	80,855
Cash, cash equivalents and restricted cash, end of period	$39,697	$70,221
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$493	$1,045
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,415	$47,950
Property and equipment purchases not yet paid	$5,962	$11,662
Supplemental cash flow data:
Cash interest paid	$10,931	$23,976
Cash income taxes paid (refunded), net	$2,334	$(1,026)
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
Refer to Note 4, Debt and Financing Lease Obligations, and Note 6, Variable Interest Entities, for additional information.
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
Cash and Cash Equivalents. As of July 31, 2021 and January 31, 2021, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $6.8 million and $7.9 million as of July 31, 2021 and January 31, 2021, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of July 31, 2021 and January 31, 2021 includes $24.1 million and $41.6 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $4.8 million and $7.0 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $33.5 million and $65.2 million as of July 31, 2021 and January 31, 2021, respectively. All COVID-19 specific deferral programs ended during the third quarter of fiscal year 2021.
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At July 31, 2021 and January 31, 2021, there was $8.4 million and $8.9 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At July 31, 2021 and January 31, 2021, the carrying value of customer accounts receivable in non-accrual status was $7.0 million and $8.5 million, respectively. At July 31, 2021 and January 31, 2021, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $55.2 million and $111.5 million, respectively. At July 31, 2021 and January 31, 2021, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $6.4 million and $5.2 million, respectively, were included within the customer receivables balance carried in non-accrual status.
Allowance for Doubtful Accounts. The determination of the amount of the allowance for credit losses is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the allowance for credit losses. General economic conditions, changes to state or federal regulations and a variety of other factors

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of July 31, 2021 and January 31, 2021, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $150.7 million and $219.7 million, respectively. As of July 31, 2021 and January 31, 2021, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $51.4 million and $78.3 million, respectively.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 4, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $5.9 million and $3.5 million as of July 31, 2021 and January 31, 2021, respectively.
Loss on Extinguishment. During the six months ended July 31, 2021, we incurred a loss of $1.0 million related to the retirement of the remaining $141.2 million aggregate principal amount of our 7.25% Senior Notes due 2022 (“Senior Notes”) and a loss of $0.2 million related to the amendment of our Fifth Amended and Restated Loan and Security Agreement.
Income Taxes. For the six months ended July 31, 2021 and 2020, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2022 and 2021 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the six months ended July 31, 2021 and 2020, the effective tax rate was 23.4% and 27.2%, respectively. The primary factor affecting the decrease in our effective tax rate for the six months ended July 31, 2021 was the impact of the tax loss carryback provisions of the CARES Act that was reflected in the prior period.
Stock-based Compensation. During the six months ended July 31, 2021, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of $9.3 million. The PSUs will vest in fiscal year 2025, if at all, upon certification by the Compensation Committee of the Board of Directors of satisfaction of certain total stockholder return performance conditions over the three fiscal years commencing with fiscal year 2022. The RSUs will vest ratably, over periods of three years to four years from the date of grant.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the RSUs and PSUs granted during the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
RSUs (1)	41,087	101,774	381,731	622,195
PSUs (2)	—	—	152,349	270,828
Total stock awards granted	41,087	101,774	534,080	893,023
Aggregate grant date fair value (in thousands)	$960	$750	$9,250	$7,957
(1)The RSUs issued during the six months ended July 31, 2021 and 2020 are scheduled to vest ratably over periods of three years to four years from the date of grant.
(2)The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the six months ended July 31, 2021 included expected volatility of 83.0%, an expected term of 3 years and risk-free interest rate of 0.17%.  No dividend yield was included in the weighted-average assumptions for the PSUs granted during the six months ended July 31, 2021. The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the six months ended July 31, 2020 included expected volatility of 60.0%, an expected term of 3 years and risk-free interest rate of 1.42%. No dividend yield was included in the weighted average assumptions for the PSUs granted during the six months ended July 31, 2020.
For the three months ended July 31, 2021 and 2020, stock-based compensation expense was $1.7 million and $2.3 million, respectively. For the six months ended July 31, 2021 and 2020, stock-based compensation expense was $3.8 million and $4.7 million, respectively.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Weighted-average common shares outstanding - Basic	29,438,605	29,070,607	29,382,162	28,948,216
Dilutive effect of stock options, PSUs and RSUs	773,843	69,939	690,239	—
Weighted-average common shares outstanding - Diluted	30,212,448	29,140,546	30,072,401	28,948,216
For the three months ended July 31, 2021 and 2020, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 656,987 and 1,116,730, respectively. For the six months ended July 31, 2021 and 2020, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 731,647 and 1,479,599, respectively
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels related to subjectivity associated with the inputs to fair value measurements as follows:
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At July 31, 2021, the fair value of the asset backed notes was $216.9 million as compared to the carrying value of $215.5 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the six months ended July 31, 2021, we recognized $4.7 million of revenue for customer deposits deferred as of January 31, 2021. During the six months ended July 31, 2021, we recognized $1.9 million of revenue for RSA administrative fees deferred as of January 31, 2021.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	July 31, 2021	January 31, 2021
Customer accounts receivable (1)	$1,105,713	$1,233,717
Deferred fees and origination costs, net	(13,265)	(14,212)
Allowance for no-interest option credit programs	(13,650)	(11,985)
Allowance for uncollectible interest	(11,868)	(21,427)
Carrying value of customer accounts receivable	1,066,930	1,186,093
Allowance for credit losses (2)	(190,231)	(276,610)
Carrying value of customer accounts receivable, net of allowance for credit losses	876,699	909,483
Short-term portion of customer accounts receivable, net	(461,491)	(478,734)
Long-term customer accounts receivable, net	$415,208	$430,749

	Carrying Value
(in thousands)	July 31, 2021	January 31, 2021
Customer accounts receivable 60+ days past due (3)	$76,293	$146,820
Re-aged customer accounts receivable (4)	218,086	306,845
Restructured customer accounts receivable (5)	130,725	178,374
(1)As of July 31, 2021 and January 31, 2021, the customer accounts receivable balance included $20.1 million and $31.1 million, respectively, in interest receivable. Net of the allowance for uncollectible interest, interest receivable outstanding as of July 31, 2021 and January 31, 2021 was $8.2 million and $9.7 million, respectively.
(2)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of July 31, 2021 and January 31, 2021, which incorporated the continued estimated impact of the global COVID-19 outbreak on the U.S. economy. Our forecast utilized economic projections from a major rating service reflecting a decrease in unemployment rates.
(3)As of July 31, 2021 and January 31, 2021, the carrying value of customer accounts receivable past due one day or greater was $234.6 million and $340.8 million, respectively. These amounts include the 60+ days past due balances shown above.
(4)The re-aged carrying value as of July 31, 2021 and January 31, 2021 includes $42.4 million and $88.0 million, respectively, in carrying value that are both 60+ days past due and re-aged.
(5)The restructured carrying value as of July 31, 2021 and January 31, 2021 includes $26.7 million and $57.1 million, respectively, in carrying value that are both 60+ days past due and restructured.
The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	July 31, 2021	January 31, 2021
Customer accounts receivable - current	$575,231	$643,903
Allowance for credit losses for customer accounts receivable - current	(113,740)	(165,169)
Customer accounts receivable, net of allowances	461,491	478,734
Customer accounts receivable - non current	503,567	563,617
Allowance for credit losses for customer accounts receivable - non current	(88,359)	(132,868)
Long-term portion of customer accounts receivable, net of allowances	415,208	430,749
Total customer accounts receivable, net	$876,699	$909,483

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

	Six Months Ended July 31, 2021			Six Months Ended July 31, 2020
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period, prior to adoption of ASC 326	$219,740	$78,297	$298,037	$145,680	$88,123	$233,803
Impact of adoption ASC 326	—	—	—	95,136	3,526	98,662
Provision for (benefit from) credit losses (1)	(5,422)	13,333	7,911	138,395	42,541	180,936
Principal charge-offs (2)	(61,323)	(38,709)	(100,032)	(101,746)	(47,301)	(149,047)
Interest charge-offs	(16,997)	(10,729)	(27,726)	(29,135)	(13,545)	(42,680)
Recoveries (3)	14,657	9,252	23,909	10,269	4,773	15,042
Allowance at end of period	$150,655	$51,444	$202,099	$258,599	$78,117	$336,716
Average total customer portfolio balance	$982,186	$159,894	$1,142,080	$1,271,225	$222,025	$1,493,250
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
We manage our customer accounts receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by year of origination. The information is presented as of July 31, 2021:

(in thousands)
Delinquency Bucket	2021	2020	2019	2018	Prior	Total	% of Total
Current	$358,052	$291,693	$150,885	$27,872	$3,813	$832,315	78.0%
1-30	27,833	44,758	36,874	11,070	1,755	122,290	11.5%
31-60	7,311	12,236	11,779	4,034	672	36,032	3.4%
61-90	3,700	7,390	6,720	2,438	478	20,726	1.9%
91+	5,077	21,727	19,429	7,503	1,831	55,567	5.2%
Total	$401,973	$377,804	$225,687	$52,917	$8,549	$1,066,930	100.0%

3.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2021	2020	2021	2020
Interest income and fees	$65,003	$83,599	$132,682	$165,442
Insurance income	6,371	3,385	10,889	8,137
Other revenues	224	196	433	431
Total finance charges and other revenues	$71,598	$87,180	$144,004	$174,010
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended July 31, 2021 and 2020, interest income and fees reflected provisions for uncollectible interest of $7.4 million and $11.8 million, respectively. The amounts included in interest income and fees related to TDR accounts for the three months ended July 31, 2021 and 2020 were $6.7 million and $10.1 million, respectively. During the six months ended July 31, 2021 and 2020, interest income and fees reflected provisions for uncollectible interest of $14.9 million and $31.9 million, respectively. The amounts included in interest income and fees related to TDR accounts for the six months ended July 31, 2021 and 2020 were $14.2 million and $19.6 million, respectively.

4.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	July 31, 2021	January 31, 2021
Revolving Credit Facility	$219,000	$52,000
Senior Notes	—	141,172
2019-A VIE Asset-backed Class A Notes	—	19,521
2019-A VIE Asset-backed Class B Notes	—	25,069
2019-A VIE Asset-backed Class C Notes	—	24,202
2019-B VIE Asset-backed Class A Notes	—	17,860
2019-B VIE Asset-backed Class B Notes	19,078	85,540
2019-B VIE Asset-backed Class C Notes	83,270	83,270
2020-A VIE Asset-backed Class A Notes	22,986	93,326
2020-A VIE Asset-backed Class B Notes	45,909	65,200
2020-A VIE Asset-backed Class C Notes	44,290	—
Financing lease obligations	6,051	6,072
Total debt and financing lease obligations	440,584	613,232
Less:
Discount on debt	—	(524)
Deferred debt issuance costs	(971)	(3,139)
Current maturities of long-term debt and financing lease obligations	(1,371)	(934)
Long-term debt and financing lease obligations	$438,242	$608,635
Senior Notes. On July 1, 2014, we issued an aggregate principal amount of $250.0 million in unsecured 7.25% Senior Notes due 2022 (the “Senior Notes”) pursuant to an indenture dated July 1, 2014 (as amended, the “Indenture”), among Conn’s, Inc., its subsidiary guarantors (the “Guarantors”) and U.S. Bank National Association, as trustee. On April 15, 2021 we completed the redemption of all of our outstanding Senior Notes in an aggregate principal amount of $141.2 million.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The asset-backed notes outstanding as of July 31, 2021 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2019-B Class B Notes	$85,540	$84,916	$19,078	11/26/2019	6/17/2024	3.62%	4.58%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	5.19%
2020-A Class A Notes	174,900	173,716	22,986	10/16/2020	6/16/2025	1.71%	4.56%
2020-A Class B Notes	65,200	64,754	45,909	10/16/2020	6/16/2025	4.27%	5.54%
2020-A Class C Notes	62,900	62,535	44,290	2/24/2021	6/16/2025	4.20%	5.75%
Total	$471,810	$468,377	$215,533
(1)After giving effect to debt issuance costs.
(2)For the six months ended July 31, 2021, and inclusive of the impact of changes in timing of actual and expected cash flows.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2021, we had immediately available borrowing capacity of $362.9 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.5 million. We also had $45.6 million that may become available under our Revolving Credit Facility were we to grow the balance of eligible customer receivables and total eligible inventory balances.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.9% for the six months ended July 31, 2021.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of July 31, 2021, we were restricted from making distributions in excess of $217.6 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants. We were in compliance with our debt covenants at July 31, 2021. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at July 31, 2021 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	14.37:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	12.77:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.20:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.91:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$20.8 million	$100.0 million

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
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. This case is stayed until at least April 29, 2022.
Prior to filing a lawsuit, an alleged shareholder, Robert J. Casey II (“Casey”), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Casey, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson (former director), Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn’s, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. Since April 2018, this case has been abated pending the resolution of related cases. In July 2021, the parties requested that the court extend the abatement pending further developments in the Original Derivative Action.
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

6.     Variable Interest Entities
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	July 31, 2021	January 31, 2021
Assets:
Restricted cash	$28,911	$48,622
Due from Conn’s, Inc., net	(10,367)	(5,661)
Customer accounts receivable:
Customer accounts receivable	225,602	509,574
Restructured accounts	81,179	105,395
Allowance for uncollectible accounts	(73,655)	(159,849)
Allowance for no-interest option credit programs	(475)	(5,502)
Deferred fees and origination costs	(2,386)	(5,503)
Total customer accounts receivable, net	230,265	444,115
Total assets	$248,809	$487,076
Liabilities:
Accrued expenses	$1,871	$3,707
Other liabilities	2,279	4,459

Long-term debt:
2019-A Class A Notes	—	19,521
2019-A Class B Notes	—	25,069
2019-A Class C Notes	—	24,202
2019-B Class A Notes	—	17,860
2019-B Class B Notes	19,078	85,540
2019-B Class C Notes	83,270	83,270
2020-A Class A Notes	22,986	93,326
2020-A Class B Notes	45,909	65,200
2020-A Class C Notes	44,290	—
	215,533	413,988
Less: deferred debt issuance costs	(971)	(2,437)
Total debt	$214,562	$411,551
Total liabilities	$218,712	$419,717
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of asset-backed notes have no recourse to assets outside of the respective VIEs.

7.     Segment Information
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
As of July 31, 2021, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended July 31, 2021			Three Months Ended July 31, 2020
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$109,259	$—	$109,259	$80,984	$—	$80,984
Home appliance	135,444	—	135,444	107,682	—	107,682
Consumer electronics	48,413	—	48,413	47,384	—	47,384
Home office	17,986	—	17,986	14,979	—	14,979
Other	9,143	—	9,143	5,113	—	5,113
Product sales	320,245	—	320,245	256,142	—	256,142
Repair service agreement commissions	23,700	—	23,700	20,164	—	20,164
Service revenues	2,840	—	2,840	3,430	—	3,430
Total net sales	346,785	—	346,785	279,736	—	279,736
Finance charges and other revenues	224	71,374	71,598	196	86,984	87,180
Total revenues	347,009	71,374	418,383	279,932	86,984	366,916
Costs and expenses:
Cost of goods sold	216,042	—	216,042	176,623	—	176,623
Selling, general and administrative expense (1)	102,157	35,713	137,870	78,584	36,694	115,278
Provision for bad debts	142	10,120	10,262	182	31,863	32,045
Charges and credits	—	—	—	1,355	179	1,534
Total costs and expenses	318,341	45,833	364,174	256,744	68,736	325,480
Operating income	28,668	25,541	54,209	23,188	18,248	41,436
Interest expense	—	6,088	6,088	—	13,222	13,222
Income before income taxes	$28,668	$19,453	$48,121	$23,188	$5,026	$28,214

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended July 31, 2021			Six Months Ended July 31, 2020
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$203,750	$—	$203,750	$149,877	$—	$149,877
Home appliance	248,705	—	248,705	188,967	—	188,967
Consumer electronics	86,451	—	86,451	83,160	—	83,160
Home office	32,507	—	32,507	32,345	—	32,345
Other	18,043	—	18,043	8,991	—	8,991
Product sales	589,456	—	589,456	463,340	—	463,340
Repair service agreement commissions	42,831	—	42,831	40,265	—	40,265
Service revenues	5,794	—	5,794	6,461	—	6,461
Total net sales	638,081	—	638,081	510,066	—	510,066
Finance charges and other revenues	433	143,571	144,004	431	173,579	174,010
Total revenues	638,514	143,571	782,085	510,497	173,579	684,076
Costs and expenses:
Cost of goods sold	400,921	—	400,921	323,637	—	323,637
Selling, general and administrative expense (1)	193,050	70,869	263,919	156,758	71,527	228,285
Provision for bad debts	160	(7,034)	(6,874)	350	149,021	149,371
Charges and credits	—	—	—	1,355	2,234	3,589
Total costs and expenses	594,131	63,835	657,966	482,100	222,782	704,882
Operating income (loss)	44,383	79,736	124,119	28,397	(49,203)	(20,806)
Interest expense	—	15,292	15,292	—	28,215	28,215
Loss on extinguishment of debt	—	1,218	1,218	—	—	—
Income (loss) before income taxes	$44,383	$63,226	$107,609	$28,397	$(77,418)	$(49,021)
	July 31, 2021			July 31, 2020
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$672,944	$1,036,003	$1,708,947	$726,304	$1,115,396	$1,841,700

(1)For the three months ended July 31, 2021 and 2020, the amount of corporate overhead allocated to each segment reflected in SG&A was $9.8 million and $8.5 million, respectively. For the three months ended July 31, 2021 and 2020, the amount of reimbursement made to the retail segment by the credit segment was $6.9 million and $8.9 million, respectively. For the six months ended July 31, 2021 and 2020, the amount of corporate overhead allocated to each segment reflected in SG&A was $18.8 million and $15.7 million, respectively. For the six months ended July 31, 2021 and 2020, the amount of reimbursement made to the retail segment by the credit segment was $14.2 million and $18.7 million, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility, proceeds from accessing debt or equity markets; the effects of epidemics or pandemics, including the COVID-19 pandemic; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (the “2021 Form 10-K”) and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Overview
We continue to monitor the evolving nature of COVID-19 and respond to its impact on our business. We have experienced and continue to experience challenges related to the pandemic. These challenges increased the complexity of our business, including with respect to supply chain and sales, and, despite our strong performance during the second quarter of fiscal year 2022, will likely continue until the effects of COVID-19 diminish. The full impact of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic, and related actions taken by federal, state and local government officials to prevent and manage disease spread and mitigate its economic impact, all of which are uncertain and unpredictable.
We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

Executive Summary
Total revenues were $418.4 million for the three months ended July 31, 2021 compared to $366.9 million for the three months ended July 31, 2020, an increase of $51.5 million or 14.0%. Retail revenues were $347.0 million for the three months ended July 31, 2021 compared to $279.9 million for the three months ended July 31, 2020, an increase of $67.1 million or 24.0%. The increase in retail revenue was primarily driven by an increase in same store sales of 16.4% and by new store growth. The increase in same store sales reflects an increase in demand across all of the Company’s home-related product categories. The increase also reflects the impact of prior year proactive underwriting changes and industry wide supply chain disruptions, each of which was the result of the COVID-19 pandemic. Credit revenues were $71.4 million for the three months ended July 31, 2021 compared to $87.0 million for the three months ended July 31, 2020, a decrease of $15.6 million or 17.9%. The decrease in credit revenue was primarily due to a 22.7% decrease in the average outstanding balance of the customer receivable portfolio. These decreases were partially offset by an increase in the yield rate, from 23.2% for the three months ended July 31, 2020 to 23.3% for the three months ended July 31, 2021 and an increase in insurance commissions.
Retail gross margin for the three months ended July 31, 2021 was 37.7%, an increase of 80 basis points from the 36.9% reported for the three months ended July 31, 2020. The year-over-year increase in retail gross margin was primarily driven by a shift in sales from lower margin products to higher margin products, a decrease in third-party credit fees and the impact of fixed logistics costs on higher sales. The increase was partially offset by a slower rate of increase in repair service agreement commissions compared to product sales year-over-year.
Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2021 was $137.9 million compared to $115.3 million for the three months ended July 31, 2020, an increase of $22.6 million or 19.6%. The SG&A increase in the retail segment was primarily due to increases in new store occupancy costs, labor costs, advertising expense and general operating costs. The retail segment increase also reflects the impact of prior year precautionary cost saving measures enacted in response to the COVID-19 pandemic. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs.
Provision for bad debts was $10.3 million for the three months ended July 31, 2021 compared to $32.0 million for the three months ended July 31, 2020, a decrease of $21.7 million. The change was primarily driven by a year-over-year decrease in net charge-offs of $43.8 million, partially offset by a smaller decrease in the allowance for bad debts during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The smaller decrease was driven by a lower year-over-year decline in the customer accounts receivable portfolio balance, partially offset by a $5.0 million decrease in the economic adjustment that was driven by an improvement in the forecasted unemployment rate.
Interest expense was $6.1 million for the three months ended July 31, 2021 and $13.2 million for the three months ended July 31, 2020, a decrease of $7.1 million or 53.8%. The decrease was primarily driven by a lower average outstanding balance of debt and by a lower effective interest rate.
Net income for the three months ended July 31, 2021 was $37.0 million, or $1.22 per diluted share, compared to net income of $20.5 million, or $0.70 per diluted share, for the three months ended July 31, 2020.
How We Evaluate Our Operations
Senior management focuses on certain key indicators to monitor our performance including:
•Same store sales - Our management considers same store sales, which consists of both brick and mortar and eCommerce sales, to be an important indicator of our performance because they reflect our attempts to leverage our SG&A costs, which include rent and other store expenses, and they have a direct impact on our total net sales, net income, cash and working capital. Same store sales is calculated by comparing the reported sales for all stores that were open during both comparative fiscal years, starting in the first period in which the store has been open for a full quarter. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period if each such store was relocated within the same general geographic market. Sales from expanded stores have also been included in each period.
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
Company Initiatives
In the second quarter of fiscal year 2022, we delivered strong results driven by our store and eCommerce performance. We delivered the following financial and operational results in the second quarter of fiscal year 2022:
•Net earnings increased to a second quarter record of $1.22 per diluted share, compared to $0.70 per diluted share for the same period last fiscal year;
•Same store sales increased 16.4% for the second quarter of fiscal year 2022 as compared to the second quarter of fiscal year 2021 and increased 3.2% on a two-year basis;
•Strong same store sales combined with the contribution of new showrooms drove a 24.0% increase in total retail sales for the second quarter;

•eCommerce sales during the second quarter of fiscal year 2022 increased 210.9% to $17.3 million, as compared to the prior fiscal year period;
•Lease-to-own sales during the second quarter of fiscal year 2022 increased 70.3% to $41.6 million, as compared to the prior fiscal year period;
•During the second quarter of fiscal year 2022, the Company added three new showrooms, all within the state of Florida, bringing the total number of showrooms at July 31, 2021 to 155, compared to 141 at July 31, 2020; and
•At July 31, 2021, the carrying value of customer accounts receivable 60+ days past due declined 42.1% year-over-year to the lowest level in eight fiscal years, and the carrying value of re-aged accounts declined 44.5% year-over-year to the lowest level in six fiscal years.
We believe that we have laid the foundation to execute our long-term growth strategy and prudently manage financial and operational risk while maximizing shareholder value. We remain focused on the following strategic priorities for fiscal year 2022:
•Increase net income by improving performance across our core operational and financial metrics: same store sales, retail margin, charge-offs and net yield;
•Open 11 to 13 new stores in our current geographic footprint to leverage our existing infrastructure (inclusive of the nine new stores opened during the first half of fiscal year 2022);
•Optimize our mix of quality, branded products and gain efficiencies in our warehouse, delivery and transportation operations to increase our retail gross margin;
•Continue to grow our lease-to-own sales;
•Continue to grow our eCommerce sales;
•Maintain disciplined oversight of our SG&A;
•Ensure that the Company has the leadership and human capital pipeline and capability to drive results and meet present and future business objectives as the Company continues to expand its retail store base; and
•Leverage technology and shared services to drive efficient, effective and scalable processes.
Outlook
As noted in the “Overview” above, our business and industry continue to be impacted by the COVID-19 pandemic in the United States. Going forward, the full extent to which the pandemic will impact our supply chain, future business and operating results is uncertain. Government support, including the American Rescue Plan Act of 2021, 2021 Child Tax Credit Payments and Infrastructure Investment and Jobs Act, has provided our customers with additional financial means which we expect has helped, and may continue to help, our business. We feel we are well positioned to continue serving our customers and supporting our employees as we continue to monitor and respond to the pandemic.
The broad appeal of our value proposition to our geographically diverse core demographic and the unit economics of our business should provide the stability necessary to maintain and grow our business. We expect our brand recognition and long history in our core markets to give us the opportunity to further penetrate our existing footprint, particularly as we leverage existing marketing spend, logistics infrastructure, and service footprint. There are also many markets in the U.S. with demographic characteristics similar to those in our existing footprint, which provides substantial opportunities for future growth. We plan to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, distribution and credit operations. As we expand in existing markets and penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. Over time, we also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues:
Total net sales	$346,785	$279,736	$67,049	$638,081	$510,066	$128,015
Finance charges and other revenues	71,598	87,180	(15,582)	144,004	174,010	(30,006)
Total revenues	418,383	366,916	51,467	782,085	684,076	98,009
Costs and expenses:
Cost of goods sold	216,042	176,623	39,419	400,921	323,637	77,284
Selling, general and administrative expense	137,870	115,278	22,592	263,919	228,285	35,634
Provision for bad debts	10,262	32,045	(21,783)	(6,874)	149,371	(156,245)
Charges and credits	—	1,534	(1,534)	—	3,589	(3,589)
Total costs and expenses	364,174	325,480	38,694	657,966	704,882	(46,916)
Operating income (loss)	54,209	41,436	12,773	124,119	(20,806)	144,925
Interest expense	6,088	13,222	(7,134)	15,292	28,215	(12,923)
Loss on extinguishment of debt	—	—	—	1,218	—	1,218
Income (loss) before income taxes	48,121	28,214	19,907	107,609	(49,021)	156,630
Provision (benefit) for income taxes	11,117	7,694	3,423	25,207	(13,339)	38,546
Net income (loss)	$37,004	$20,520	$16,484	$82,402	$(35,682)	$118,084
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

The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Revenues:
Product sales	$320,245	$256,142	$64,103	$589,456	$463,340	$126,116
Repair service agreement commissions	23,700	20,164	3,536	42,831	40,265	2,566
Service revenues	2,840	3,430	(590)	5,794	6,461	(667)
Total net sales	346,785	279,736	67,049	638,081	510,066	128,015
Finance charges and other	224	196	28	433	431	2
Total revenues	347,009	279,932	67,077	638,514	510,497	128,017
Costs and expenses:
Cost of goods sold	216,042	176,623	39,419	400,921	323,637	77,284
Selling, general and administrative expense (1)	102,157	78,584	23,573	193,050	156,758	36,292
Provision for bad debts	142	182	(40)	160	350	(190)
Charges and credits	—	1,355	(1,355)	—	1,355	(1,355)
Total costs and expenses	318,341	256,744	61,597	594,131	482,100	112,031
Operating income	$28,668	$23,188	$5,480	$44,383	$28,397	$15,986
Number of stores:
Beginning of period	152	139		146	137
Opened	3	2		9	4
End of period	155	141		155	141

Credit Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues:
Finance charges and other revenues	$71,374	$86,984	$(15,610)	$143,571	$173,579	$(30,008)
Costs and expenses:
Selling, general and administrative expense (1)	35,713	36,694	(981)	70,869	71,527	(658)
Provision for bad debts	10,120	31,863	(21,743)	(7,034)	149,021	(156,055)
Charges and credits	—	179	(179)	—	2,234	(2,234)
Total costs and expenses	45,833	68,736	(22,903)	63,835	222,782	(158,947)
Operating income (loss)	25,541	18,248	7,293	79,736	(49,203)	128,939
Interest expense	6,088	13,222	(7,134)	15,292	28,215	(12,923)
Loss on extinguishment of debt	—	—	—	1,218	—	1,218
Income (loss) before income taxes	$19,453	$5,026	$14,427	$63,226	$(77,418)	$140,644
(1)For the three months ended July 31, 2021 and 2020, the amount of overhead allocated to each segment reflected in SG&A was $9.8 million and $8.5 million, respectively. For the three months ended July 31, 2021 and 2020, the amount of reimbursement made to the retail segment by the credit segment was $6.9 million and $8.9 million, respectively. For the six months ended July 31, 2021 and 2020, the amount of corporate overhead allocated to each segment reflected in SG&A was $18.8 million and $15.7 million, respectively. For the six months ended July 31, 2021 and 2020, the amount of reimbursement made to the retail segment by the credit segment was $14.2 million and $18.7 million, respectively.

Three months ended July 31, 2021 compared to three months ended July 31, 2020
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended July 31,					%	Same Store
(dollars in thousands)	2021	% of Total	2020	% of Total	Change	Change	% Change
Furniture and mattress	$109,259	31.5%	$80,984	29.0%	$28,275	34.9%	22.0%
Home appliance	135,444	39.1	107,682	38.5	27,762	25.8	17.8
Consumer electronics	48,413	14.0	47,384	16.9	1,029	2.2	0.1
Home office	17,986	5.2	14,979	5.4	3,007	20.1	10.4
Other	9,143	2.6	5,113	1.8	4,030	78.8	71.3
Product sales	320,245	92.4	256,142	91.6	64,103	25.0	16.7
Repair service agreement commissions (1)	23,700	6.8	20,164	7.2	3,536	17.5	13.6
Service revenues	2,840	0.8	3,430	1.2	(590)	(17.2)
Total net sales	$346,785	100.0%	$279,736	100.0%	$67,049	24.0%	16.4%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The increase in product sales for the three months ended July 31, 2021 was primarily driven by an increase in same store sales of 16.4% and by new store growth. The increase in same store sales reflects an increase in demand across all of the Company’s home-related product categories. The increase also reflects the impact of prior year proactive underwriting changes and industry wide supply chain disruptions, each of which was the result of the COVID-19 pandemic.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended July 31,
(in thousands)	2021	2020	Change
Interest income and fees	$65,003	$83,599	$(18,596)
Insurance income	6,371	3,385	2,986
Other revenues	224	196	28
Finance charges and other revenues	$71,598	$87,180	$(15,582)
The decrease in finance charges and other revenues was primarily due to a decrease of 22.7% in the average outstanding balance of the customer accounts receivable portfolio. The decrease was offset by an increase in the yield rate, from 23.2% for the three months ended July 31, 2020 to 23.3% during the three months ended July 31, 2021 and an increase in insurance commissions.
The following table provides key portfolio performance information:

	Three Months Ended July 31,
(dollars in thousands)	2021	2020	Change
Interest income and fees	$65,003	$83,599	$(18,596)
Net charge-offs	(31,184)	(75,118)	43,934
Interest expense	(6,088)	(13,222)	7,134
Net portfolio income	$27,731	$(4,741)	$32,472
Average outstanding portfolio balance	$1,105,936	$1,429,991	$(324,055)
Interest income and fee yield (annualized)	23.3%	23.2%
Net charge-off % (annualized)	11.3%	21.0%

Retail Gross Margin

	Three Months Ended July 31,
(dollars in thousands)	2021	2020	Change
Retail total net sales	$346,785	$279,736	$67,049
Cost of goods sold	216,042	176,623	39,419
Retail gross margin	$130,743	$103,113	$27,630
Retail gross margin percentage	37.7%	36.9%
The year-over-year increase in retail gross margin was primarily driven by a shift in sales from lower margin products to higher margin products, a decrease in third-party credit fees and the impact of fixed logistics costs on higher sales. The increase was partially offset by a slower rate of increase in repair service agreement commissions compared to product sales year-over-year.
Selling, General and Administrative Expense

	Three Months Ended July 31,
(dollars in thousands)	2021	2020	Change
Retail segment	$102,157	$78,584	$23,573
Credit segment	35,713	36,694	(981)
Selling, general and administrative expense - Consolidated	$137,870	$115,278	$22,592
Selling, general and administrative expense as a percent of total revenues	33.0%	31.4%
The SG&A increase in the retail segment was primarily due to increases in new store occupancy costs, labor costs, advertising expense and general operating costs. The retail segment increase also reflects the impact of prior year precautionary cost saving measures enacted in response to the COVID-19 pandemic. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 12.9% for the three months ended July 31, 2021 as compared to 10.3% for the three months ended July 31, 2020.
Provision for Bad Debts

	Three Months Ended July 31,
(dollars in thousands)	2021	2020	Change
Retail segment	$142	$182	$(40)
Credit segment	10,120	31,863	(21,743)
Provision for bad debts - Consolidated	$10,262	$32,045	$(21,783)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	3.7%	8.9%

The provision for bad debts was $10.3 million for the three months ended July 31, 2021 compared to $32.0 million for the three months ended July 31, 2020, a decrease of $21.7 million. The change was primarily driven by a year-over-year decrease in net charge-offs of $43.8 million, partially offset by a smaller decrease in the allowance for bad debts during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The smaller decrease was driven by a lower year-over-year decline in the customer accounts receivable portfolio balance, partially offset by a $5.0 million decrease in the economic adjustment that was driven by an improvement in the forecasted unemployment rate.
Charges and Credits
During the three months ended July 31, 2020, we recognized $1.5 million in professional fees associated with non-recurring expenses.
Interest Expense
Interest expense was $6.1 million for the three months ended July 31, 2021 and $13.2 million for the three months ended July 31, 2020, a decrease of $7.1 million or 53.8%. The decrease was driven by a lower average outstanding balance of debt and by a lower effective interest rate.

Provision for Income Taxes

	Three Months Ended July 31,
(dollars in thousands)	2021	2020	Change
Provision for income taxes	$11,117	$7,694	$3,423
Effective tax rate	23.1%	27.3%
The increase in income tax expense for the three months ended July 31, 2021 compared to the three months ended July 31, 2020 was driven by a $19.9 million increase in pre-tax earnings at the statutory rate of 21%.
Six months ended July 31, 2021 compared to six months ended July 31, 2020
Revenues. The following table provides an analysis of retail net sales by product category in each period, including RSA commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Six Months Ended July 31,					%	Same Store
(dollars in thousands)	2021	% of Total	2020	% of Total	Change	Change	% Change
Furniture and mattress	$203,750	31.9%	$149,877	29.4%	$53,873	35.9%	24.3%
Home appliance	248,705	39.0	188,967	37.0	59,738	31.6	23.9
Consumer electronics	86,451	13.5	83,160	16.3	3,291	4.0	1.7
Home office	32,507	5.1	32,345	6.3	162	0.5	(5.5)
Other	18,043	2.8	8,991	1.8	9,052	100.7	90.9
Product sales	589,456	92.3	463,340	90.8	126,116	27.2	19.4
Repair service agreement commissions (1)	42,831	6.7	40,265	7.9	2,566	6.4	3.1
Service revenues	5,794	1.0	6,461	1.3	(667)	(10.3)
Total net sales	$638,081	100.0%	$510,066	100.0%	$128,015	25.1%	17.8%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The increase in total net sales for the six months ended July 31, 2021 was primarily driven by an increase in same store sales of 17.8% and new store growth. The increase in same store sales reflects an increase in demand across most of the Company’s home-related product categories. The increase also reflects the impact of prior year proactive underwriting changes, industry wide supply chain disruptions, reductions in store hours and state mandated stay-at-home orders, each of which was the result of the COVID-19 pandemic.
The following table provides the change of the components of finance charges and other revenues:

	Six Months Ended July 31,
(in thousands)	2021	2020	Change
Interest income and fees	$132,682	$165,442	$(32,760)
Insurance income	10,889	8,137	2,752
Other revenues	433	431	2
Finance charges and other revenues	$144,004	$174,010	$(30,006)

The decrease in finance charges and other revenues was primarily due to a decrease of 23.5% in the average outstanding balance of the customer accounts receivable portfolio. The decrease was offset by an increase in the yield rate, from 22.2% for the six months ended July 31, 2020 to 23.4% for the six months ended July 31, 2021 and an increase in insurance commissions.

The following table provides key portfolio performance information:

	Six Months Ended July 31,
(dollars in thousands)	2021	2020	Change
Interest income and fees	$132,682	$165,442	$(32,760)
Net charge-offs	(76,123)	(134,006)	57,883
Interest expense	(15,292)	(28,215)	12,923
Net portfolio income	$41,267	$3,221	$38,046
Average outstanding portfolio balance	$1,142,080	$1,493,250	$(351,170)
Interest income and fee yield (annualized)	23.4%	22.2%
Net charge-off % (annualized)	13.3%	17.9%
Retail Gross Margin

	Six Months Ended July 31,
(dollars in thousands)	2021	2020	Change
Retail total net sales	$638,081	$510,066	$128,015
Cost of goods sold	400,921	323,637	77,284
Retail gross margin	$237,160	$186,429	$50,731
Retail gross margin percentage	37.2%	36.5%
The year-over-year increase in retail gross margin was primarily driven by a shift in sales from lower margin products to higher margin products, a decrease in third-party credit fees and the impact of fixed logistics costs on higher sales. The increase was partially offset by a slower rate of increase in repair service agreement commissions compared to product sales year-over-year.
Selling, General and Administrative Expense

	Six Months Ended July 31,
(dollars in thousands)	2021	2020	Change
Retail segment	$193,050	$156,758	$36,292
Credit segment	70,869	71,527	(658)
Selling, general and administrative expense - Consolidated	$263,919	$228,285	$35,634
Selling, general and administrative expense as a percent of total revenues	33.7%	33.4%
The SG&A increase in the retail segment was primarily due to increases in new store occupancy costs, labor costs, advertising expense and general operating costs. The retail segment increase also reflects the impact of prior year precautionary cost saving measures enacted in response to the COVID-19 pandemic. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 12.4% for the six months ended July 31, 2021, as compared to 9.6% for the six months ended July 31, 2020. The increase was driven by a year-over-year decrease in the portfolio balance.
Provision for Bad Debts

	Six Months Ended July 31,
(dollars in thousands)	2021	2020	Change
Retail segment	$160	$350	$(190)
Credit segment	(7,034)	149,021	(156,055)
Provision for bad debts - Consolidated	$(6,874)	$149,371	$(156,245)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	(1.2)%	20.0%

The provision for bad debts was $(6.9) million for the six months ended July 31, 2021 compared to $149.4 million for the six months ended July 31, 2020, a decrease of $156.3 million. The year-over-year decrease was primarily driven by a decrease in the allowance for bad debts during the six months ended July 31, 2021, compared to an increase during the six months ended July 31, 2020, and by a year-over-year decrease in net charge-offs of $57.9 million. The decrease in the allowance for bad debts for the six months ended July 31, 2021 was primarily driven by an improvement in the forecasted unemployment rate that drove a $25.0 million decrease in the economic adjustment and a decline in the estimated loss rates driven by a decline in delinquencies. During the six months ended July 31, 2020, the increase in the allowance for bad debts was primarily due to a $65.5 million increase in the economic adjustment driven by an increase in forecasted unemployment rates stemming from the COVID-19 pandemic.
Charges and Credits
During the six months ended July 31, 2020, we recognized $3.6 million in professional fees associated with non-recurring expenses.
Interest Expense
Interest expense was $15.3 million for the six months ended July 31, 2021 and $28.2 million for the six months ended July 31, 2020, a decrease of $12.9 million or 45.7%. The decrease was driven by a lower average outstanding balance of debt, partially offset and by a higher effective interest rate.
Provision for Income Taxes

	Six Months Ended July 31,
(dollars in thousands)	2021	2020	Change
Provision (benefit) for income taxes	$25,207	$(13,339)	$38,546
Effective tax rate	23.4%	27.2%

The increase in income tax expense for the six months ended July 31, 2021 compared to the six months ended July 31, 2020 was driven by a $156.6 million increase in pre-tax earnings at the statutory rate of 21%. An additional $4.3 million benefit was also recognized as a result of net operating loss provisions within the CARES Act that provides for a five year carryback of losses starting in the prior year.

Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 71% of our originations during the six months ended July 31, 2021, with maximum equivalent interest rates of up to 27% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 16% of our originations during the six months ended July 31, 2021.
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
On March 27, 2020 the Coronavirus Aid, Relief Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $33.5 million as of July 31, 2021. All COVID-19 specific deferral programs ended during the third quarter of fiscal year 2021.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of July 31,
	2021	2020
Weighted average credit score of outstanding balances (1)	608	596
Average outstanding customer balance	$2,414	$2,589
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)(4)	7.2%	10.0%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(5)	20.4%	29.9%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$70,058	$103,220
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	18.3%	24.8%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	29.8%	18.3%

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Total applications processed	336,438	326,958	634,344	622,509
Weighted average origination credit score of sales financed (1)	614	617	615	613
Percent of total applications approved and utilized	22.5%	20.0%	22.2%	21.1%
Average income of credit customer at origination	$47,700	$46,300	$48,100	$46,300
Percent of retail sales paid for by:
In-house financing, including down payments received	50.9%	48.5%	49.9%	55.1%
Third-party financing	17.5%	23.9%	17.2%	20.8%
Third-party lease-to-own option	11.5%	8.4%	11.9%	8.4%
	79.9%	80.8%	79.0%	84.3%
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 15.5% as of July 31, 2021 from 22.5% as of July 31, 2020. The decrease in our allowance for uncollectible accounts was primarily related to a decline in the non-TDR re-age balance, improvements in 60+ day delinquencies and a decrease in the economic adjustment due to an improved macroeconomic outlook.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due decreased 310 basis points over the prior year period to 5.3% as of July 31, 2021 from 8.4% as of July 31, 2020. The decrease was primarily due to higher payment rates, continued focus on cash collections and the tightening of underwriting standards that occurred in fiscal year 2021.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 37.8% as of July 31, 2021 as compared to 37.5% as of July 31, 2020.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 11.3% for the three months ended July 31, 2021 compared to 21.0% for the three months ended July 31, 2020. The decrease in bad debt charge-offs, net of recoveries, was primarily due to an increase in existing customer mix and the tightening of underwriting standards that occurred in fiscal year 2021.
As of July 31, 2021 and 2020, balances under no-interest programs included within customer receivables were $329.6 million and $248.2 million, respectively.

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
Operating cash flows.  For the six months ended July 31, 2021, net cash provided by operating activities was $176.9 million compared to $305.7 million for the six months ended July 31, 2020. The decrease in net cash provided by operating activities was primarily driven by an increase in inventory in comparison to the prior year period when we were preserving liquidity in the midst of the COVID-19 pandemic. The decrease was also driven by higher prior year collections due to a higher customer accounts receivable balance compared to the current year period.
Investing cash flows.  For the six months ended July 31, 2021, net cash used in investing activities was $19.2 million compared to $32.5 million for the six months ended July 31, 2020. The cash used during the six months ended July 31, 2021 was primarily for investments in new and existing stores and technology investments. The cash used during the six months ended July 31, 2020 was primarily for capital expenditures related to our two new distribution centers to support long-term growth.
Financing cash flows.  For the six months ended July 31, 2021, net cash used in financing activities was $178.3 million compared to net cash used in financing activities of $283.9 million for the six months ended July 31, 2020. During the six months ended July 31, 2021, we issued 2020-A Class C VIE asset backed notes resulting in net proceeds to us of approximately $62.5 million, net of transaction costs. The proceeds from the 2020-A VIE asset-backed notes were used to partially pay down the balance of the Company's Revolving Credit Facility. Cash collections from the securitized receivables were used to make payments on asset-backed notes of approximately $261.4 million during the six months ended July 31, 2021 compared to approximately $315.2 million in the comparable prior year period. During the period ended July 31, 2021, net borrowings under our Revolving Credit Facility were $167.0 million as compared to net borrowings of $34.8 million during the period ended July 31, 2020. The net borrowings during the six months ended July 31, 2020 included $275.0 million borrowed to preserve financial flexibility in the midst of the COVID-19 pandemic. During the six months ended July 31, 2021, we retired the remaining $141.2 million aggregate principal amount of our Senior Notes outstanding.
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
The asset-backed notes outstanding as of July 31, 2021 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2019-B Class B Notes	$85,540	$84,916	$19,078	11/26/2019	6/17/2024	3.62%	4.58%
2019-B Class C Notes	83,270	82,456	83,270	11/26/2019	6/17/2024	4.60%	5.19%
2020-A Class A Notes	174,900	173,716	22,986	10/16/2020	6/16/2025	1.71%	4.56%
2020-A Class B Notes	65,200	64,754	45,909	10/16/2020	6/16/2025	4.27%	5.54%
2020-A Class C Notes	62,900	62,535	44,290	2/24/2021	6/16/2025	4.20%	5.75%
Total	$471,810	$468,377	$215,533
(1)After giving effect to debt issuance costs.
(2)For the six months ended July 31, 2021, and inclusive of the impact of changes in timing of actual and expected cash flows.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2021, we had immediately available borrowing capacity of $362.9 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.5 million. We also had $45.6 million that may become available under our Revolving Credit Facility were we to grow the balance of eligible customer receivables and total eligible inventory balances.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.9% for the six months ended July 31, 2021.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of July 31, 2021, we were restricted from making distributions in excess of $217.6 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at July 31, 2021. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at July 31, 2021 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	14.37:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	12.77:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.20:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.91:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$20.8 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.7 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.3 million and $0.9 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened nine new stores during the six months ended July 31, 2021 and currently plan to open a total of 11 to 13 new stores during fiscal year 2022. Our anticipated capital expenditures for the remainder of fiscal year 2021 are between $25.0 million and $35.0 million, which includes expenditures for new stores we plan to open in fiscal year 2022.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of July 31, 2021, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $362.9 million under our Revolving Credit Facility and (ii) $8.7 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of July 31, 2021:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$240,059	$5,749	$11,498	$222,812	$—
2019-B Class B Notes (2)	21,068	691	20,377	—	—
2019-B Class C Notes (2)	94,310	3,830	90,480	—	—
2020-A Class A Notes (2)	24,511	393	786	23,332	—
2020-A Class B Notes (2)	53,514	1,960	3,921	47,633	—
2020-A Class C Notes (2)	51,505	1,860	3,720	45,925	—
Financing lease obligations	7,890	1,208	2,189	1,426	3,067
Operating leases:
Real estate	519,682	84,539	161,508	119,783	153,852
Equipment	222	169	37	16	—
Contractual commitments (3)	131,957	122,445	9,236	276	—
Total	$1,144,718	$222,844	$303,752	$461,203	$156,919
(1)Estimated interest payments are based on the outstanding balance as of July 31, 2021 and the interest rate in effect at that time.
(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments primarily include commitments to purchase inventory of $105.3 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. As of July 31, 2021 and January 31, 2020, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries.
The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of July 31, 2021 and January 31, 2021, and a summarized Statement of Operations on a consolidated basis for the six months ended July 31, 2021. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of July 31, 2021 and January 31, 2021, and for the six months ended July 31, 2021:

(in thousands)	July 31, 2021	January 31, 2021
Assets
Cash, cash equivalents and restricted cash	$10,786	$11,638
Customer accounts receivable	302,153	218,923
Inventories	223,662	196,463
Net due from non-guarantor subsidiary	11,766	8,571
Other current assets	108,208	108,606
Total current assets	656,575	544,201
Long-term portion of customer accounts receivable	344,281	246,445
Property and equipment, net	186,072	190,962
Right of use assets, net	258,702	265,798
Other assets	15,907	23,512
Total assets	$1,461,537	$1,270,918

Liabilities
Current portion of debt	$1,371	$934
Lease liability operating - current	54,800	44,011
Other liabilities	203,388	163,429
Total current liabilities	259,559	208,374
Lease liability operating - non current	338,289	354,598
Long-term debt	223,680	197,084
Other long-term liabilities	27,656	21,068
Total liabilities	$849,184	$781,124

(in thousands)	Six Months Ended July 31, 2021
Revenues:
Net sales and finances charges	$728,102
Servicing fee revenue from non-guarantor subsidiary	10,457
Total revenues	738,559
Total costs and expenses	694,280
Net income	$44,279

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
During the three months ended July 31, 2021, loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of July 31, 2021, the balance outstanding under our Revolving Credit Facility was $219.0 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $2.2 million over a 12-month period, based on the outstanding balance at July 31, 2021.

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
For the quarter ended July 31, 2021, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
The information set forth in Note 5, Contingencies, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

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
Third Amended and Restated Bylaws of Conn’s, Inc. effective as of December 7, 2020 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2020)

10.1†
Offer Letter, dated July 30, 2021, between Conn’s, Inc. and Chandra Holt (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc.’s Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 5, 2021).

10.2†
Executive Severance Agreement, dated as of August 9, 2021, between Conn’s, Inc. and Chandra Holt (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc.’s Current on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 5, 2021).

10.3†
Letter Agreement, dated August 4, 2021, between Conn’s, Inc. and Norman L. Miller. (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc.’s Current on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 5, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101*	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2022, filed with the SEC on September 1, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2021 and January 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended July 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2021 and 2020 and (v) the notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
*Filed herewith
† Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	September 1, 2021

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)