Form 10-Q
period 2021-10-31
CONNS INC
filed 2021-12-07
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 29, 2021:

Class	Outstanding
Common stock, $0.01 par value per share	29,516,584

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2021

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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	October 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$10,597	$9,703
Restricted cash (includes VIE balances of $23,478 and $48,622, respectively)	25,528	50,557
Customer accounts receivable, net of allowances (includes VIE balances of $131,754 and $259,811, respectively)	460,808	478,734
Other accounts receivable	74,811	61,716
Inventories	263,134	196,463
Income taxes receivable	8,787	38,059
Prepaid expenses and other current assets	9,745	8,831
Total current assets	853,410	844,063
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $42,047 and $184,304, respectively)	426,220	430,749
Property and equipment, net	188,502	190,962
Operating lease right-of-use assets	265,592	265,798
Deferred income taxes	—	9,448
Other assets	52,855	14,064
Total assets	$1,786,579	$1,755,084
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$942	$934
Accounts payable	91,084	69,367
Accrued compensation and related expenses	38,546	24,944
Accrued expenses	89,508	58,046
Operating lease liability - current	50,390	44,011
Income taxes payable	2,718	1,447
Deferred revenues and other credits	13,684	13,007
Total current liabilities	286,872	211,756
Operating lease liability - non current	345,756	354,598
Long-term debt and finance lease obligations (includes VIE balances of $146,862 and $411,551, respectively)	459,319	608,635
Deferred tax liability	8,693	—
Other long-term liabilities	22,424	22,940
Total liabilities	1,123,064	1,197,929
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,982,249 and 32,711,623 shares issued, respectively)	330	327
Treasury stock (at cost; 3,485,441 shares and 3,485,441 shares, respectively)	(66,290)	(66,290)
Additional paid-in capital	137,824	132,108
Retained earnings	591,651	491,010
Total stockholders’ equity	663,515	557,155
Total liabilities and stockholders’ equity	$1,786,579	$1,755,084
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenues:
Product sales	$308,301	$239,157	$897,757	$702,497
Repair service agreement commissions	23,769	17,465	66,600	57,730
Service revenues	2,513	3,150	8,307	9,611
Total net sales	334,583	259,772	972,664	769,838
Finance charges and other revenues	70,875	74,386	214,879	248,396
Total revenues	405,458	334,158	1,187,543	1,018,234
Costs and expenses:
Cost of goods sold	211,298	160,378	612,219	484,015
Selling, general and administrative expense	138,081	122,158	402,000	350,443
Provision for bad debts	26,532	27,493	19,658	176,864
Charges and credits	—	—	—	3,589
Total costs and expenses	375,911	310,029	1,033,877	1,014,911
Operating income	29,547	24,129	153,666	3,323
Interest expense	5,206	11,563	20,498	39,778
Loss on extinguishment of debt	—	—	1,218	—
Income (loss) before income taxes	24,341	12,566	131,950	(36,455)
Provision (benefit) for income taxes	6,102	5,147	31,309	(8,192)
Net income (loss)	$18,239	$7,419	$100,641	$(28,263)
Income (loss) per share:
Basic	$0.62	$0.25	$3.42	$(0.97)
Diluted	$0.60	$0.25	$3.34	$(0.97)
Weighted average common shares outstanding:
Basic	29,488,321	29,142,843	29,418,047	29,013,759
Diluted	30,261,421	29,483,481	30,127,419	29,013,759
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2021	32,711,623	$327	$132,108	$491,010	(3,485,441)	$(66,290)	$557,155
Exercise of options and vesting of restricted stock, net of withholding tax	115,159	1	(999)	—	—	—	(998)
Issuance of common stock under Employee Stock Purchase Plan	18,240	—	180	—	—	—	180
Stock-based compensation	—	—	2,039	—	—	—	2,039
Net income	—	—	—	45,398	—	—	45,398
Balance April 30, 2021	32,845,022	$328	$133,328	$536,408	(3,485,441)	$(66,290)	$603,774
Exercise of options and vesting of restricted stock, net of withholding tax	112,223	1	(229)	—	—	—	(228)
Issuance of common stock under Employee Stock Purchase Plan	10,563	—	187	—	—	—	187
Stock-based compensation	—	—	1,713	—	—	—	1,713
Net income	—	—	—	37,004	—	—	37,004
Balance July 31, 2021	32,967,808	$329	$134,999	$573,412	(3,485,441)	$(66,290)	$642,450
Exercise of options and vesting of restricted stock, net of withholding tax	3,394	—	(25)	—	—	—	(25)
Issuance of common stock under Employee Stock Purchase Plan	11,047	1	220	—	—	—	221
Stock-based compensation	—	—	2,630	—	—	—	2,630
Net income	—	—	—	18,239	—	—	18,239
Balance October 31, 2021	32,982,249	$330	$137,824	$591,651	(3,485,441)	$(66,290)	$663,515

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

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$100,641	$(28,263)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	34,233	30,506
Change in right-of-use asset	25,910	21,926
Amortization of debt issuance costs	4,098	6,388
Provision for bad debts and uncollectible interest	45,120	225,713
Stock-based compensation expense	6,382	6,988
Charges, net of credits	—	3,589
Deferred income taxes	18,141	(3,954)
Loss on extinguishment of debt	1,218	—
Loss on disposal of property and equipment	514	198
Tenant improvement allowances received from landlords	11,537	15,137
Change in operating assets and liabilities:
Customer accounts receivable	(22,468)	79,357
Other accounts receivables	(13,291)	11,918
Inventories	(66,672)	3,595
Other assets	(132)	(342)
Accounts payable	21,717	23,423
Accrued expenses	47,323	24,666
Operating leases	(39,704)	(29,151)
Income taxes	(6,574)	(4,370)
Deferred revenues and other credits	(317)	(1,862)
Net cash provided by operating activities	167,676	385,462
Cash flows from investing activities:
Purchases of property and equipment	(33,150)	(46,644)
Net cash used in investing activities	(33,150)	(46,644)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	62,900	240,100
Payments on asset-backed notes	(329,464)	(438,523)
Borrowings under revolving credit facility	1,092,106	1,143,311
Payments on revolving credit facility	(837,106)	(1,172,411)
Payments of debt issuance costs and amendment fees	(4,350)	(4,570)
Proceeds from stock issued under employee benefit plans	587	533
Tax payments associated with equity-based compensation transactions	(1,252)	(1,477)
Payment for extinguishment of debt	(141,279)	—
Other	(803)	(440)
Net cash used in financing activities	(158,661)	(233,477)
Net change in cash, cash equivalents and restricted cash	(24,135)	105,341
Cash, cash equivalents and restricted cash, beginning of period	60,260	80,855
Cash, cash equivalents and restricted cash, end of period	$36,125	$186,196
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,160	$1,045
Right-of-use assets obtained in exchange for new operating lease liabilities	$34,896	$65,958
Property and equipment purchases not yet paid	$5,545	$7,023
Supplemental cash flow data:
Cash interest paid	$14,756	$28,803
Cash income taxes paid, net	$19,733	$394
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
Cash and Cash Equivalents. As of October 31, 2021 and January 31, 2021, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $8.2 million and $7.9 million as of October 31, 2021 and January 31, 2021, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of October 31, 2021 and January 31, 2021 includes $18.7 million and $41.6 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $4.8 million and $7.0 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $25.7 million and $65.2 million as of October 31, 2021 and January 31, 2021, respectively. All COVID-19 specific deferral programs ended during the third quarter of fiscal year 2021.
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At October 31, 2021 and January 31, 2021, there was $8.5 million and $8.9 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At October 31, 2021 and January 31, 2021, the carrying value of customer accounts receivable in non-accrual status was $6.7 million and $8.5 million, respectively. At October 31, 2021 and January 31, 2021, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $70.2 million and $111.5 million, respectively. At October 31, 2021 and January 31, 2021, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $6.2 million and $5.2 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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
As of October 31, 2021 and January 31, 2021, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $158.4 million and $219.7 million, respectively. As of October 31, 2021 and January 31, 2021, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $49.8 million and $78.3 million, respectively.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 4, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $5.5 million and $3.5 million as of October 31, 2021 and January 31, 2021, respectively.
Loss on Extinguishment. During the nine months ended October 31, 2021, we incurred a loss of $1.0 million related to the retirement of the remaining $141.2 million aggregate principal amount of our 7.25% Senior Notes due 2022 (“Senior Notes”) and a loss of $0.2 million related to the amendment of our Fifth Amended and Restated Loan and Security Agreement.
Income Taxes. For the nine months ended October 31, 2021 and 2020, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2022 and 2021 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the nine months ended October 31, 2021 and 2020, the effective tax rate was 23.7% and 22.5%, respectively. The primary factor affecting the decrease in our effective tax rate for the nine months ended October 31, 2021 was the impact of the tax loss carryback provisions of the CARES Act that was reflected in the prior period.
Stock-based Compensation. During the nine months ended October 31, 2021, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of $17.8 million. The PSUs will vest in fiscal year 2025, if at all, upon certification by the Compensation Committee of the Board of Directors of satisfaction of certain total stockholder return performance conditions over the three fiscal years commencing with fiscal year 2022. The RSUs will vest ratably, over periods of three years to four years from the date of grant.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the RSUs and PSUs granted during the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
RSUs (1)	204,376	—	586,107	622,195
PSUs (2)	115,688	—	268,037	270,828
Total stock awards granted	320,064	—	854,144	893,023
Aggregate grant date fair value (in thousands)	$8,599	$—	$17,849	$7,957
(1)The RSUs issued during the nine months ended October 31, 2021 and 2020 are scheduled to vest ratably over periods of three years to four years from the date of grant.
(2)The weighted-average assumptions used in the Monte Carlo models for the PSUs granted during the nine months ended October 31, 2021 included expected volatility of 83.0%-87.0%, an expected term of 3 years and risk-free interest rates of 0.17%-0.67%.  No dividend yield was included in the weighted-average assumptions for the PSUs granted during the nine months ended October 31, 2021. The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the nine months ended October 31, 2020 included expected volatility of 60.0%, an expected term of 3 years and risk-free interest rate of 1.42%. No dividend yield was included in the weighted average assumptions for the PSUs granted during the nine months ended October 31, 2020.
For the three months ended October 31, 2021 and 2020, stock-based compensation expense was $2.6 million and $2.3 million, respectively. For the nine months ended October 31, 2021 and 2020, stock-based compensation expense was $6.4 million and $7.0 million, respectively.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Weighted-average common shares outstanding - Basic	29,488,321	29,142,843	29,418,047	29,013,759
Dilutive effect of stock options, PSUs and RSUs	773,100	340,638	709,372	—
Weighted-average common shares outstanding - Diluted	30,261,421	29,483,481	30,127,419	29,013,759
For the three months ended October 31, 2021 and 2020, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 715,051 and 894,130, respectively. For the nine months ended October 31, 2021 and 2020, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 734,407 and 1,225,771, respectively.
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At October 31, 2021, the fair value of the asset backed notes was $148.0 million as compared to the carrying value of $147.4 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the nine months ended October 31, 2021, we recognized $4.7 million of revenue for customer deposits deferred as of January 31, 2021. During the nine months ended October 31, 2021, we recognized $2.7 million of revenue for RSA administrative fees deferred as of January 31, 2021.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	October 31, 2021	January 31, 2021
Customer accounts receivable (1)	$1,124,872	$1,233,717
Deferred fees and origination costs, net	(13,482)	(14,212)
Allowance for no-interest option credit programs	(16,208)	(11,985)
Allowance for uncollectible interest	(13,777)	(21,427)
Carrying value of customer accounts receivable	1,081,405	1,186,093
Allowance for credit losses (2)	(194,377)	(276,610)
Carrying value of customer accounts receivable, net of allowance for credit losses	887,028	909,483
Short-term portion of customer accounts receivable, net	(460,808)	(478,734)
Long-term customer accounts receivable, net	$426,220	$430,749

	Carrying Value
(in thousands)	October 31, 2021	January 31, 2021
Customer accounts receivable 60+ days past due (3)	$95,534	$146,820
Re-aged customer accounts receivable (4)	198,279	306,845
Restructured customer accounts receivable (5)	115,928	178,374
(1)As of October 31, 2021 and January 31, 2021, the customer accounts receivable balance included $21.4 million and $31.1 million, respectively, in interest receivable. Net of the allowance for uncollectible interest, interest receivable outstanding as of October 31, 2021 and January 31, 2021 was $7.6 million and $9.7 million, respectively.
(2)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of October 31, 2021 and January 31, 2021, which incorporated the continued estimated impact of the global COVID-19 outbreak on the U.S. economy. Our forecast utilized economic projections from a major rating service reflecting a decrease in unemployment rates.
(3)As of October 31, 2021 and January 31, 2021, the carrying value of customer accounts receivable past due one day or greater was $270.2 million and $340.8 million, respectively. These amounts include the 60+ days past due balances shown above.
(4)The re-aged carrying value as of October 31, 2021 and January 31, 2021 includes $48.8 million and $88.0 million, respectively, in carrying value that are both 60+ days past due and re-aged.
(5)The restructured carrying value as of October 31, 2021 and January 31, 2021 includes $30.8 million and $57.1 million, respectively, in carrying value that are both 60+ days past due and restructured.
The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	October 31, 2021	January 31, 2021
Customer accounts receivable - current	$578,250	$643,903
Allowance for credit losses for customer accounts receivable - current	(117,442)	(165,169)
Customer accounts receivable, net of allowances	460,808	478,734
Customer accounts receivable - non current	516,932	563,617
Allowance for credit losses for customer accounts receivable - non current	(90,712)	(132,868)
Long-term portion of customer accounts receivable, net of allowances	426,220	430,749
Total customer accounts receivable, net	$887,028	$909,483

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

	Nine Months Ended October 31, 2021			Nine Months Ended October 31, 2020
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period, prior to adoption of ASC 326	$219,740	$78,297	$298,037	$145,680	$88,123	$233,803
Impact of adoption ASC 326	—	—	—	95,136	3,526	98,662
Provision for (benefit from) credit losses (1)	21,845	23,079	44,924	164,697	60,595	225,292
Principal charge-offs (2)	(81,710)	(50,691)	(132,401)	(144,048)	(62,678)	(206,726)
Interest charge-offs	(22,432)	(13,917)	(36,349)	(40,340)	(17,553)	(57,893)
Recoveries (3)	20,947	12,996	33,943	16,922	7,363	24,285
Allowance at end of period	$158,390	$49,764	$208,154	$238,047	$79,376	$317,423
Average total customer portfolio balance	$985,634	$149,745	$1,135,379	$1,219,794	$216,433	$1,436,227
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
We manage our customer accounts receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by year of origination. The information is presented as of October 31, 2021:

(in thousands)
Delinquency Bucket	2021	2020	2019	2018	Prior	Total	% of Total
Current	$474,139	$219,476	$102,045	$13,529	$2,042	$811,231	75.0%
1-30	52,445	42,934	30,315	7,286	1,195	134,175	12.4%
31-60	15,199	12,681	9,369	2,741	475	40,465	3.8%
61-90	8,945	7,768	6,165	1,901	324	25,103	2.3%
91+	17,531	24,488	20,410	6,809	1,193	70,431	6.5%
Total	$568,259	$307,347	$168,304	$32,266	$5,229	$1,081,405	100.0%

3.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2021	2020	2021	2020
Interest income and fees	$63,621	$69,996	$196,303	$235,438
Insurance income	6,992	4,222	17,881	12,359
Other revenues	262	168	695	599
Total finance charges and other revenues	$70,875	$74,386	$214,879	$248,396
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended October 31, 2021 and 2020, interest income and fees reflected provisions for uncollectible interest of $10.5 million and $16.9 million, respectively. The amounts included in interest income and fees related to TDR accounts for the three months ended October 31, 2021 and 2020 were $5.8 million and $9.3 million, respectively. During the nine months ended October 31, 2021 and 2020, interest income and fees reflected provisions for uncollectible interest of $25.5 million and $48.8 million, respectively. The amounts included in interest income and fees related to TDR accounts for the nine months ended October 31, 2021 and 2020 were $20.0 million and $28.8 million, respectively.

4.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	October 31, 2021	January 31, 2021
Revolving Credit Facility	$307,000	$52,000
Senior Notes	—	141,172
2019-A VIE Asset-backed Class A Notes	—	19,521
2019-A VIE Asset-backed Class B Notes	—	25,069
2019-A VIE Asset-backed Class C Notes	—	24,202
2019-B VIE Asset-backed Class A Notes	—	17,860
2019-B VIE Asset-backed Class B Notes	—	85,540
2019-B VIE Asset-backed Class C Notes	70,691	83,270
2020-A VIE Asset-backed Class A Notes	15,584	93,326
2020-A VIE Asset-backed Class B Notes	31,124	65,200
2020-A VIE Asset-backed Class C Notes	30,026	—
Financing lease obligations	6,399	6,072
Total debt and financing lease obligations	460,824	613,232
Less:
Discount on debt	—	(524)
Deferred debt issuance costs	(563)	(3,139)
Current maturities of long-term debt and financing lease obligations	(942)	(934)
Long-term debt and financing lease obligations	$459,319	$608,635
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The asset-backed notes outstanding as of October 31, 2021 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2019-B Class B Notes	$85,540	$84,916	$—	11/26/2019	6/17/2024	3.62%	4.59%
2019-B Class C Notes	83,270	82,456	70,691	11/26/2019	6/17/2024	4.60%	5.15%
2020-A Class A Notes	174,900	173,716	15,584	10/16/2020	6/16/2025	1.71%	4.51%
2020-A Class B Notes	65,200	64,754	31,124	10/16/2020	6/16/2025	4.27%	5.52%
2020-A Class C Notes	62,900	62,535	30,026	2/24/2021	6/16/2025	4.20%	5.71%
Total	$471,810	$468,377	$147,425
(1)After giving effect to debt issuance costs.
(2)For the nine months ended October 31, 2021, and inclusive of the impact of changes in timing of actual and expected cash flows.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2021, we had immediately available borrowing capacity of $320.5 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.5 million.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.1% for the nine months ended October 31, 2021.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of October 31, 2021, we were restricted from making distributions in excess of $164.9 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants. We were in compliance with our debt covenants at October 31, 2021. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at October 31, 2021 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	10.12:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	12.34:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.25:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.06:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$24.8 million	$100.0 million

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
The parties reached a settlement agreement in this matter on October 28, 2021, that resolves the claims against the defendants in their entirety, and the case was dismissed with prejudice on November 18, 2021. Neither the Company nor any individual defendant admitted any wrongdoing.
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a shareholder derivative lawsuit in federal court against us and certain of our current and former directors and former executive officers captioned Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe (former executive officer) and Conn’s, Inc., Case No. 4:14-cv-03442 (S.D. Tex.). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from Conn’s. On February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521 (S.D. Tex.), was filed, asserting substantially similar claims against the same defendants. It was consolidated with the Hack litigation (collectively, the Federal Derivative Actions).

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The parties have reached a settlement in principle to fully resolve the Federal Derivative Actions. The settlement remains subject to court approval. Neither the Company nor any individual defendant admits any wrongdoing through the settlement agreement.
In addition to the Federal Derivative Actions, a derivative action was filed in Texas state court on January 27, 2015, captioned Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Federal Derivative Actions against the same defendants. This case is stayed until at least April 29, 2022.
Prior to filing his lawsuit, another alleged shareholder, Robert J. Casey II (“Casey”), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a second state court lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned Casey, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson (former director), Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn’s, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Federal Derivative Actions. The complaint does not specify the amount of damages sought. Since April 2018, this case has been abated pending the resolution of related cases. In July 2021, the parties requested that the court extend the abatement pending further developments in the Federal Derivative Actions. The case currently remains abated.
Other than Casey, none of the plaintiffs in the other derivative actions made a demand on our Board of Directors prior to filing their respective lawsuits. The defendants in the two state court derivative actions intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of any unsettled litigation, and we cannot reasonably estimate the possible loss or range of possible loss from such claims.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	October 31, 2021	January 31, 2021
Assets:
Restricted cash	$23,478	$48,622
Due from Conn’s, Inc., net	(12,307)	(5,661)
Customer accounts receivable:
Customer accounts receivable	171,036	509,574
Restructured accounts	68,433	105,395
Allowance for uncollectible accounts	(64,025)	(159,849)
Allowance for no-interest option credit programs	—	(5,502)
Deferred fees and origination costs	(1,643)	(5,503)
Total customer accounts receivable, net	173,801	444,115
Total assets	$184,972	$487,076
Liabilities:
Accrued expenses	$1,497	$3,707
Other liabilities	1,682	4,459

Long-term debt:
2019-A Class A Notes	—	19,521
2019-A Class B Notes	—	25,069
2019-A Class C Notes	—	24,202
2019-B Class A Notes	—	17,860
2019-B Class B Notes	—	85,540
2019-B Class C Notes	70,691	83,270
2020-A Class A Notes	15,584	93,326
2020-A Class B Notes	31,124	65,200
2020-A Class C Notes	30,026	—
	147,425	413,988
Less: deferred debt issuance costs	(563)	(2,437)
Total debt	$146,862	$411,551
Total liabilities	$150,041	$419,717
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
As of October 31, 2021, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended October 31, 2021			Three Months Ended October 31, 2020
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$106,756	$—	$106,756	$82,793	$—	$82,793
Home appliance	128,385	—	128,385	99,872	—	99,872
Consumer electronics	46,751	—	46,751	35,517	—	35,517
Home office	17,373	—	17,373	16,711	—	16,711
Other	9,036	—	9,036	4,264	—	4,264
Product sales	308,301	—	308,301	239,157	—	239,157
Repair service agreement commissions	23,769	—	23,769	17,465	—	17,465
Service revenues	2,513	—	2,513	3,150	—	3,150
Total net sales	334,583	—	334,583	259,772	—	259,772
Finance charges and other revenues	262	70,613	70,875	168	74,218	74,386
Total revenues	334,845	70,613	405,458	259,940	74,218	334,158
Costs and expenses:
Cost of goods sold	211,298	—	211,298	160,378	—	160,378
Selling, general and administrative expense (1)	100,969	37,112	138,081	84,245	37,913	122,158
Provision for bad debts	36	26,496	26,532	72	27,421	27,493
Total costs and expenses	312,303	63,608	375,911	244,695	65,334	310,029
Operating income	22,542	7,005	29,547	15,245	8,884	24,129
Interest expense	—	5,206	5,206	—	11,563	11,563
Income (loss) before income taxes	$22,542	$1,799	$24,341	$15,245	$(2,679)	$12,566

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended October 31, 2021			Nine Months Ended October 31, 2020
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$310,505	$—	$310,505	$232,670	$—	$232,670
Home appliance	377,090	—	377,090	288,839	—	288,839
Consumer electronics	133,202	—	133,202	118,677	—	118,677
Home office	49,881	—	49,881	49,056	—	49,056
Other	27,079	—	27,079	13,255	—	13,255
Product sales	897,757	—	897,757	702,497	—	702,497
Repair service agreement commissions	66,600	—	66,600	57,730	—	57,730
Service revenues	8,307	—	8,307	9,611	—	9,611
Total net sales	972,664	—	972,664	769,838	—	769,838
Finance charges and other revenues	695	214,184	214,879	599	247,797	248,396
Total revenues	973,359	214,184	1,187,543	770,437	247,797	1,018,234
Costs and expenses:
Cost of goods sold	612,219	—	612,219	484,015	—	484,015
Selling, general and administrative expense (1)	294,019	107,981	402,000	241,003	109,440	350,443
Provision for bad debts	196	19,462	19,658	422	176,442	176,864
Charges and credits	—	—	—	1,355	2,234	3,589
Total costs and expenses	906,434	127,443	1,033,877	726,795	288,116	1,014,911
Operating income (loss)	66,925	86,741	153,666	43,642	(40,319)	3,323
Interest expense	—	20,498	20,498	—	39,778	39,778
Loss on extinguishment of debt	—	1,218	1,218	—	—	—
Income (loss) before income taxes	$66,925	$65,025	$131,950	$43,642	$(80,097)	$(36,455)
	October 31, 2021			October 31, 2020
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$707,402	$1,079,177	$1,786,579	$743,568	$1,189,888	$1,933,456

(1)For the three months ended October 31, 2021 and 2020, the amount of corporate overhead allocated to each segment reflected in SG&A was $11.1 million and $8.5 million, respectively. For the three months ended October 31, 2021 and 2020, the amount of reimbursement made to the retail segment by the credit segment was $7.0 million and $8.2 million, respectively. For the nine months ended October 31, 2021 and 2020, the amount of corporate overhead allocated to each segment reflected in SG&A was $30.0 million and $24.2 million, respectively. For the nine months ended October 31, 2021 and 2020, the amount of reimbursement made to the retail segment by the credit segment was $21.2 million and $26.9 million, respectively.

8.    Subsequent Events
Asset-backed Note. On November 23, 2021, an affiliate of the Company (“the Issuer”) completed the issuance and sale of asset-backed notes in the aggregate principal amount of $377.8 million secured by the transferred customer accounts receivable and restricted cash held by a VIE, which resulted in net proceeds to us of $375.2 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s asset-based credit facility and for other general corporate purposes. The asset-backed notes mature on May 15, 2026 and consist of $247.8 million of the Issuer’s 1.05% Class A, Series 2021-A Asset Backed Fixed Rate Notes, $66.1 million of 2.87% Class B, Series 2021-A Asset Backed Fixed Rate Notes, and $63.9 million of 4.59% Class C, Series 2021-A Asset Backed Fixed Rate Notes.

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
Overview
We continue to monitor the evolving nature of COVID-19 and respond to its impact on our business. We have experienced and continue to experience challenges related to the pandemic. These challenges increased the complexity of our business, including with respect to supply chain and sales, and, despite our strong performance during the third quarter of fiscal year 2022, will likely continue until the effects of COVID-19 diminish. The full impact of COVID-19 remains uncertain and will depend on future developments, including the duration and spread of the pandemic, and related actions taken by federal, state and local government officials to prevent and manage disease spread and mitigate its economic impact, all of which are uncertain and unpredictable.
We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

Executive Summary
Total revenues were $405.5 million for the three months ended October 31, 2021 compared to $334.2 million for the three months ended October 31, 2020, an increase of $71.4 million or 21.4%. Retail revenues were $334.8 million for the three months ended October 31, 2021 compared to $259.9 million for the three months ended October 31, 2020, an increase of $74.9 million or 28.8%. The increase in retail revenue was primarily driven by an increase in same store sales of 20.6%, new store growth and an increase in RSA commissions. The increase in same store sales reflects an increase in demand across most of the Company’s home-related product categories. The increase also reflects the impact of prior year proactive underwriting changes, which were the result of the COVID-19 pandemic. Credit revenues were $70.6 million for the three months ended October 31, 2021 compared to $74.2 million for the three months ended October 31, 2020, a decrease of $3.6 million or 4.9%. The decrease in credit revenue was primarily due to a 15.2% decrease in the average outstanding balance of the customer receivable portfolio. These decreases were partially offset by an increase in the yield rate from 21.1% for the three months ended October 31, 2020 to 22.6% for the three months ended October 31, 2021 and an increase in insurance commissions.
Retail gross margin for the three months ended October 31, 2021 was 36.8%, a decrease of 150 basis points from the 38.3% reported for the three months ended October 31, 2020. The decrease in retail gross margin was primarily driven by the impact of increased product costs as a result of higher freight costs, partially offset by an increase in sales of higher margin products.
Selling, general and administrative expense (“SG&A”) for the three months ended October 31, 2021 was $138.1 million compared to $122.2 million for the three months ended October 31, 2020, an increase of $15.9 million or 13.0%. The SG&A increase was primarily due to increases in labor and occupancy costs related to new store growth and increases in variable expenses associated with same store sales growth, as well as increases in advertising and general operating costs.
Provision for bad debts was $26.5 million for the three months ended October 31, 2021 compared to $27.5 million for the three months ended October 31, 2020, a decrease of $1.0 million. The change was primarily driven by a year-over-year decrease in net charge-offs of $26.1 million, partially offset by an increase in the change in allowance bad debts. The increase in the change in the allowance for bad debts was primarily driven by an increase in the customer accounts receivable portfolio balance during the third quarter of fiscal year 2022 versus a decrease during the third quarter of fiscal year 2021 and an increase in loss rates due to an increase in delinquency.
Interest expense was $5.2 million for the three months ended October 31, 2021 and $11.6 million for the three months ended October 31, 2020, a decrease of $6.4 million or 55.2%. The decrease was primarily driven by a lower average outstanding balance of debt and by a lower effective interest rate.
Net income for the three months ended October 31, 2021 was $18.2 million, or $0.60 per diluted share, compared to net income of $7.4 million, or $0.25 per diluted share, for the three months ended October 31, 2020.
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
Company Initiatives
In the third quarter of fiscal year 2022, we delivered strong results driven by our store and eCommerce performance. We delivered the following financial and operational results in the third quarter of fiscal year 2022:
•Net earnings increased 140% to $0.60 per diluted share, compared to $0.25 per diluted share for the same period last fiscal year;
•Same store sales increased 20.6% for the third quarter of fiscal year 2022 as compared to the third quarter of fiscal year 2021 and increased 9.7% on a two-year basis;
•Strong same store sales combined with the contribution of new stores drove a 28.8% increase in total retail sales for the third quarter of fiscal year 2022 as compared to the third quarter of fiscal year 2021;

•eCommerce sales during the third quarter of fiscal year 2022 increased 294.8% as compared to the same period last fiscal year, to a quarterly record of $19.2 million;
•Inventories increased 21.7% compared to total retail sales growth of 28.8%, with approximately 80% of SKUs available for next day delivery at October 31, 2021;
•During the third quarter of fiscal year 2022, the Company added two new stores bringing the total number of stores at October 31, 2021 to 157, compared to 143 at October 31, 2020;
•At October 31, 2021, the carrying value of customer accounts receivable 60+ days past due declined 32.5% year-over-year and the carrying value of re-aged accounts declined 42.9 % year-over-year;
•Credit spread was 14.6%, the highest credit spread in over 10 years; and

•Completed $377.8 million ABS transaction in November 2021 at an all-in cost of funds of approximately 3.91%, representing a 110-basis point reduction from the most recent transaction, and the lowest all-in cost of funds since the Company re-entered the ABS market in September 2015.

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
•Open 12 new stores in our current geographic footprint to leverage our existing infrastructure (inclusive of the 11 new stores opened during the first three quarters of fiscal year 2022);
•Optimize our mix of quality, branded products and gain efficiencies in our warehouse, delivery and transportation operations to increase our retail gross margin;
•Continue to grow our lease-to-own sales;
•Continue to grow our eCommerce sales;
•Maintain disciplined oversight of our SG&A;
•Ensure the Company has the leadership and human capital pipeline and capability to drive results and meet present and future business objectives as the Company continues to expand its retail store base; and
•Leverage technology and shared services to drive efficient, effective and scalable processes.
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

Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues:
Total net sales	$334,583	$259,772	$74,811	$972,664	$769,838	$202,826
Finance charges and other revenues	70,875	74,386	(3,511)	214,879	248,396	(33,517)
Total revenues	405,458	334,158	71,300	1,187,543	1,018,234	169,309
Costs and expenses:
Cost of goods sold	211,298	160,378	50,920	612,219	484,015	128,204
Selling, general and administrative expense	138,081	122,158	15,923	402,000	350,443	51,557
Provision for bad debts	26,532	27,493	(961)	19,658	176,864	(157,206)
Charges and credits	—	—	—	—	3,589	(3,589)
Total costs and expenses	375,911	310,029	65,882	1,033,877	1,014,911	18,966
Operating income	29,547	24,129	5,418	153,666	3,323	150,343
Interest expense	5,206	11,563	(6,357)	20,498	39,778	(19,280)
Loss on extinguishment of debt	—	—	—	1,218	—	1,218
Income (loss) before income taxes	24,341	12,566	11,775	131,950	(36,455)	168,405
Provision (benefit) for income taxes	6,102	5,147	955	31,309	(8,192)	39,501
Net income (loss)	$18,239	$7,419	$10,820	$100,641	$(28,263)	$128,904
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

The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Revenues:
Product sales	$308,301	$239,157	$69,144	$897,757	$702,497	$195,260
Repair service agreement commissions	23,769	17,465	6,304	66,600	57,730	8,870
Service revenues	2,513	3,150	(637)	8,307	9,611	(1,304)
Total net sales	334,583	259,772	74,811	972,664	769,838	202,826
Finance charges and other	262	168	94	695	599	96
Total revenues	334,845	259,940	74,905	973,359	770,437	202,922
Costs and expenses:
Cost of goods sold	211,298	160,378	50,920	612,219	484,015	128,204
Selling, general and administrative expense (1)	100,969	84,245	16,724	294,019	241,003	53,016
Provision for bad debts	36	72	(36)	196	422	(226)
Charges and credits	—	—	—	—	1,355	(1,355)
Total costs and expenses	312,303	244,695	67,608	906,434	726,795	179,639
Operating income	$22,542	$15,245	$7,297	$66,925	$43,642	$23,283
Number of stores:
Beginning of period	155	141		146	137
Opened	2	2		11	6
End of period	157	143		157	143

Credit Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2021	2020	Change	2021	2020	Change
Revenues:
Finance charges and other revenues	$70,613	$74,218	$(3,605)	$214,184	$247,797	$(33,613)
Costs and expenses:
Selling, general and administrative expense (1)	37,112	37,913	(801)	107,981	109,440	(1,459)
Provision for bad debts	26,496	27,421	(925)	19,462	176,442	(156,980)
Charges and credits	—	—	—	—	2,234	(2,234)
Total costs and expenses	63,608	65,334	(1,726)	127,443	288,116	(160,673)
Operating income (loss)	7,005	8,884	(1,879)	86,741	(40,319)	127,060
Interest expense	5,206	11,563	(6,357)	20,498	39,778	(19,280)
Loss on extinguishment of debt	—	—	—	1,218	—	1,218
Income (loss) before income taxes	$1,799	$(2,679)	$4,478	$65,025	$(80,097)	$145,122
(1)For the three months ended October 31, 2021 and 2020, the amount of overhead allocated to each segment reflected in SG&A was $11.1 million and $8.5 million, respectively. For the three months ended October 31, 2021 and 2020, the amount of reimbursement made to the retail segment by the credit segment was $7.0 million and $8.2 million, respectively. For the nine months ended October 31, 2021 and 2020, the amount of corporate overhead allocated to each segment reflected in SG&A was $30.0 million and $24.2 million, respectively. For the nine months ended October 31, 2021 and 2020, the amount of reimbursement made to the retail segment by the credit segment was $21.2 million and $26.9 million, respectively.

Three months ended October 31, 2021 compared to three months ended October 31, 2020
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended October 31,					%	Same Store
(dollars in thousands)	2021	% of Total	2020	% of Total	Change	Change	% Change
Furniture and mattress	$106,756	31.9%	$82,793	31.9%	$23,963	28.9%	18.8%
Home appliance	128,385	38.3	99,872	38.4	28,513	28.5	21.9
Consumer electronics	46,751	14.0	35,517	13.7	11,234	31.6	28.2
Home office	17,373	5.2	16,711	6.4	662	4.0	(3.2)
Other	9,036	2.7	4,264	1.6	4,772	111.9	76.7
Product sales	308,301	92.1	239,157	92.0	69,144	28.9	21.0
Repair service agreement commissions (1)	23,769	7.1	17,465	6.7	6,304	36.1	16.8
Service revenues	2,513	0.8	3,150	1.3	(637)	(20.2)
Total net sales	$334,583	100.0%	$259,772	100.0%	$74,811	28.8%	20.6%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The increase in product sales for the three months ended October 31, 2021 was primarily driven by an increase in same store sales of 20.6%, new store growth and an increase in RSA commissions. The increase in same store sales reflects an increase in demand across most of the Company’s home-related product categories. The increase also reflects the impact of prior year proactive underwriting changes, which were the result of the COVID-19 pandemic.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended October 31,
(in thousands)	2021	2020	Change
Interest income and fees	$63,621	$69,996	$(6,375)
Insurance income	6,992	4,222	2,770
Other revenues	262	168	94
Finance charges and other revenues	$70,875	$74,386	$(3,511)
The decrease in finance charges and other revenues was primarily due to a decrease of 15.2% in the average outstanding balance of the customer accounts receivable portfolio. These decreases were partially offset by an increase in the yield rate from 21.1% for the three months ended October 31, 2020 to 22.6% during the three months ended October 31, 2021 and an increase in insurance commissions.
The following table provides key portfolio performance information:

	Three Months Ended October 31,
(dollars in thousands)	2021	2020	Change
Interest income and fees	$63,621	$69,996	$(6,375)
Net charge-offs	(22,336)	(48,435)	26,099
Interest expense	(5,206)	(11,563)	6,357
Net portfolio income	$36,079	$9,998	$26,081
Average outstanding portfolio balance	$1,116,234	$1,316,638	$(200,404)
Interest income and fee yield (annualized)	22.6%	21.1%
Net charge-off % (annualized)	8.0%	14.7%

Retail Gross Margin

	Three Months Ended October 31,
(dollars in thousands)	2021	2020	Change
Retail total net sales	$334,583	$259,772	$74,811
Cost of goods sold	211,298	160,378	50,920
Retail gross margin	$123,285	$99,394	$23,891
Retail gross margin percentage	36.8%	38.3%
The year-over-year decrease in retail gross margin was primarily driven by the impact of increased product costs as a result of higher freight costs, partially offset by an increase in sales of higher margin products.
Selling, General and Administrative Expense

	Three Months Ended October 31,
(dollars in thousands)	2021	2020	Change
Retail segment	$100,969	$84,245	$16,724
Credit segment	37,112	37,913	(801)
Selling, general and administrative expense - Consolidated	$138,081	$122,158	$15,923
Selling, general and administrative expense as a percent of total revenues	34.1%	36.6%
The SG&A increase was primarily due to increases in labor and occupancy costs related to new store growth and increases in variable expenses associated with same store sales growth, as well as increases in advertising and general operating costs.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 13.3% for the three months ended October 31, 2021 as compared to 11.5% for the three months ended October 31, 2020. The decrease was driven by a year-over-year decrease in the portfolio balance.
Provision for Bad Debts

	Three Months Ended October 31,
(dollars in thousands)	2021	2020	Change
Retail segment	$36	$72	$(36)
Credit segment	26,496	27,421	(925)
Provision for bad debts - Consolidated	$26,532	$27,493	$(961)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	9.5%	8.3%

The provision for bad debts was $26.5 million for the three months ended October 31, 2021 compared to $27.5 million for the three months ended October 31, 2020, a decrease of $1.0 million. The change was primarily driven by a year-over-year decrease in net charge-offs of $26.1 million, partially offset by a smaller decrease in the allowance for bad debts during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in the change in the allowance for bad debts was primarily driven by an increase in the customer accounts receivable portfolio balance during the third quarter of fiscal year 2022 versus a decrease during the third quarter of fiscal year 2021 and an increase in loss rates due to an increase in delinquency.

Charges and Credits
During the three months ended October 31, 2020, we recognized $1.5 million in professional fees associated with non-recurring expenses.
Interest Expense
Interest expense was $5.2 million for the three months ended October 31, 2021 and $11.6 million for the three months ended October 31, 2020, a decrease of $6.4 million or 55.2%. The decrease was driven by a lower average outstanding balance of debt and by a lower effective interest rate.

Provision for Income Taxes

	Three Months Ended October 31,
(dollars in thousands)	2021	2020	Change
Provision for income taxes	$6,102	$5,147	$955
Effective tax rate	25.1%	41.0%
The increase in income tax expense for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 was primarily driven by a $11.8 million increase in pre-tax earnings at the statutory rate of 21%. There was also a reduction of $1.7 million due to a benefit recognized in the three months ended October 31, 2020 as a result of net operating loss provisions within the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") that provides for a five year carryback.

Nine months ended October 31, 2021 compared to nine months ended October 31, 2020
Revenues. The following table provides an analysis of retail net sales by product category in each period, including RSA commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Nine Months Ended October 31,					%	Same Store
(dollars in thousands)	2021	% of Total	2020	% of Total	Change	Change	% Change
Furniture and mattress	$310,505	31.9%	$232,670	30.2%	$77,835	33.5%	22.4%
Home appliance	377,090	38.8	288,839	37.5	88,251	30.6	23.2
Consumer electronics	133,202	13.7	118,677	15.4	14,525	12.2	9.6
Home office	49,881	5.1	49,056	6.4	825	1.7	(4.7)
Other	27,079	2.8	13,255	1.7	13,824	104.3	85.9
Product sales	897,757	92.3	702,497	91.2	195,260	27.8	20.0
Repair service agreement commissions (1)	66,600	6.8	57,730	7.5	8,870	15.4	7.5
Service revenues	8,307	0.9	9,611	1.3	(1,304)	(13.6)
Total net sales	$972,664	100.0%	$769,838	100.0%	$202,826	26.3%	18.7%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The increase in total net sales for the nine months ended October 31, 2021 was primarily driven by an increase in same store sales of 18.7% and new store growth. The increase in same store sales reflects an increase in demand across most of the Company’s home-related product categories. The increase also reflects the impact of prior year proactive underwriting changes, industry wide supply chain disruptions, reductions in store hours and state mandated stay-at-home orders, each of which were the result of the COVID-19 pandemic.
The following table provides the change of the components of finance charges and other revenues:

	Nine Months Ended October 31,
(in thousands)	2021	2020	Change
Interest income and fees	$196,303	$235,438	$(39,135)
Insurance income	17,881	12,359	5,522
Other revenues	695	599	96
Finance charges and other revenues	$214,879	$248,396	$(33,517)

The decrease in finance charges and other revenues was primarily due to a decrease of 20.9% in the average outstanding balance of the customer accounts receivable portfolio. The decrease was offset by an increase in the yield rate from 21.9% for the nine months ended October 31, 2020 to 23.1% for the nine months ended October 31, 2021 and an increase in insurance commissions.

The following table provides key portfolio performance information:

	Nine Months Ended October 31,
(dollars in thousands)	2021	2020	Change
Interest income and fees	$196,303	$235,438	$(39,135)
Net charge-offs	(98,458)	(182,441)	83,983
Interest expense	(20,498)	(39,778)	19,280
Net portfolio income	$77,347	$13,219	$64,128
Average outstanding portfolio balance	$1,135,379	$1,436,227	$(300,848)
Interest income and fee yield (annualized)	23.1%	21.9%
Net charge-off % (annualized)	11.6%	16.9%
Retail Gross Margin

	Nine Months Ended October 31,
(dollars in thousands)	2021	2020	Change
Retail total net sales	$972,664	$769,838	$202,826
Cost of goods sold	612,219	484,015	128,204
Retail gross margin	$360,445	$285,823	$74,622
Retail gross margin percentage	37.1%	37.1%
Retail gross margin was flat year-over-year driven by an increase in product mix related to a shift in sales from lower margin products to higher margin products and the impact of fixed logistics costs on higher sales, offset by a decline in retail gross margin related to the impact of increased product costs as a result of higher freight costs and a slower rate of increase in repair service agreement commissions compared to product sales.
Selling, General and Administrative Expense

	Nine Months Ended October 31,
(dollars in thousands)	2021	2020	Change
Retail segment	$294,019	$241,003	$53,016
Credit segment	107,981	109,440	(1,459)
Selling, general and administrative expense - Consolidated	$402,000	$350,443	$51,557
Selling, general and administrative expense as a percent of total revenues	33.9%	34.4%
The SG&A increase was primarily due to increases in labor and occupancy costs related to new store growth and increases in variable expenses associated with same store sales growth, as well as increases in advertising and general operating costs.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 12.7% for the nine months ended October 31, 2021, as compared to 10.2% for the nine months ended October 31, 2020. The decrease was driven by a year-over-year decrease in the portfolio balance.
Provision for Bad Debts

	Nine Months Ended October 31,
(dollars in thousands)	2021	2020	Change
Retail segment	$196	$422	$(226)
Credit segment	19,462	176,442	(156,980)
Provision for bad debts - Consolidated	$19,658	$176,864	$(157,206)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	2.3%	16.4%

The provision for bad debts was $19.7 million for the nine months ended October 31, 2021 compared to $176.9 million for the nine months ended October 31, 2020, a decrease of $157.2 million. The year-over-year decrease was primarily driven by a greater decrease in the allowance for bad debts during the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020, and by a year-over-year decrease in net charge-offs of $84.0 million. The decrease in the allowance for bad debts for the nine months ended October 31, 2021 was primarily driven by an improvement in the forecasted unemployment rate that drove a $28.0 million decrease in the economic reserve and a decline in the customer portfolio receivable balance. During the nine months ended October 31, 2020, the decrease in the allowance for bad debts was primarily due to a decline in the customer portfolio receivable balance, partially offset by a $53.1 million increase in the economic reserve driven by an increase in forecasted unemployment rates stemming from the COVID-19 pandemic.
Charges and Credits
During the nine months ended October 31, 2020, we recognized $3.6 million in professional fees associated with non-recurring expenses.
Interest Expense
Interest expense was $20.5 million for the nine months ended October 31, 2021 and $39.8 million for the nine months ended October 31, 2020, a decrease of $19.3 million or 48.5%. The decrease was driven by a lower average outstanding balance of debt and a decrease in the effective interest rate.
Provision for Income Taxes

	Nine Months Ended October 31,
(dollars in thousands)	2021	2020	Change
Provision (benefit) for income taxes	$31,309	$(8,192)	$39,501
Effective tax rate	23.7%	22.5%

The increase in income tax expense for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 was primarily driven by a $168.8 million increase in pre-tax earnings at the statutory rate of 21%.

Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 70% of our originations during the nine months ended October 31, 2021, with maximum equivalent interest rates of up to 32% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 14% of our originations during the nine months ended October 31, 2021.
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
On March 27, 2020 the Coronavirus Aid, Relief Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $25.7 million as of October 31, 2021. All COVID-19 specific deferral programs ended during the third quarter of fiscal year 2021.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of October 31,
	2021	2020
Weighted average credit score of outstanding balances (1)	607	599
Average outstanding customer balance	$2,449	$2,515
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)(4)	8.8%	11.5%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(5)	18.3%	28.2%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$61,807	$98,307
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	18.5%	24.9%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	32.0%	18.0%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Total applications processed	337,112	285,569	971,456	908,078
Weighted average origination credit score of sales financed (1)	616	618	615	615
Percent of total applications approved and utilized	21.5%	22.7%	21.9%	21.6%
Average income of credit customer at origination	$49,100	$46,900	$48,400	$46,500
Percent of retail sales paid for by:
In-house financing, including down payments received	52.9%	51.5%	50.9%	52.6%
Third-party financing	17.9%	20.3%	17.5%	20.6%
Third-party lease-to-own option	9.2%	7.2%	11.0%	8.0%
	80.0%	79.0%	79.4%	81.2%
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

For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 15.8% as of October 31, 2021 from 22.1% as of October 31, 2020. The decrease in our allowance for uncollectible accounts was primarily related to a decline in the non-TDR re-age balance, improvements in 60+ day delinquencies and a decrease in the economic adjustment due to an improved macroeconomic outlook.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due decreased 190 basis points over the prior year period to 6.7% as of October 31, 2021 from 8.6% as of October 31, 2020. The decrease was primarily due to higher payment rates, continued focus on cash collections and the tightening of underwriting standards that occurred in fiscal year 2021.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 40.9% as of October 31, 2021 as compared to 39.7% as of October 31, 2020.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 8.0% for the three months ended October 31, 2021 compared to 14.7% for the three months ended October 31, 2020. The decrease in bad debt charge-offs, net of recoveries, was primarily due to increased cash collections and the tightening of underwriting standards that occurred in fiscal year 2021.
As of October 31, 2021 and 2020, balances under no-interest programs included within customer receivables were $360.4 million and $229.9 million, respectively.

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
Operating cash flows.  For the nine months ended October 31, 2021, net cash provided by operating activities was $167.7 million compared to $385.5 million for the nine months ended October 31, 2020. The decrease in net cash provided by operating activities was primarily driven by an increase in inventory in comparison to the prior year period when we were preserving liquidity in the midst of the COVID-19 pandemic. The decrease was also driven by higher prior year collections due to a higher customer accounts receivable balance compared to the current year period.
Investing cash flows.  For the nine months ended October 31, 2021, net cash used in investing activities was $33.2 million compared to $46.6 million for the nine months ended October 31, 2020. The cash used during the nine months ended October 31, 2021 was primarily for investments in new and existing stores and technology investments. The cash used during the nine months ended October 31, 2020 was primarily for capital expenditures related to our two new distribution centers to support long-term growth.
Financing cash flows.  For the nine months ended October 31, 2021, net cash used in financing activities was $158.7 million compared to net cash used in financing activities of $233.5 million for the nine months ended October 31, 2020. During the nine months ended October 31, 2021, we issued 2020-A Class C VIE asset backed notes resulting in net proceeds to us of approximately $62.5 million, net of transaction costs. The proceeds from the 2020-A VIE asset-backed notes were used to partially pay down the balance of the Company's Revolving Credit Facility. During the nine months ended October 31, 2020, we issued 2020-A Class A and 2020-A Class B VIE asset backed notes resulting in net proceeds to us of approximately $238.5 million, net of transaction costs, which were used to pay down the entire balance of the Company's Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on asset-backed notes of approximately $329.5 million during the nine months ended October 31, 2021 compared to approximately $438.5 million in the comparable prior year period. During the period ended October 31, 2021, net borrowings under our Revolving Credit Facility were $255.0 million as compared to net payments of $29.1 million during the period ended October 31, 2020. The net borrowings during the nine months ended October 31, 2020 included $275.0 million borrowed to preserve financial flexibility in the midst of the COVID-19 pandemic. During the nine months ended October 31, 2021, we retired the remaining $141.2 million aggregate principal amount of our Senior Notes outstanding.
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
The asset-backed notes outstanding as of October 31, 2021 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2019-B Class B Notes	$85,540	$84,916	$—	11/26/2019	6/17/2024	3.62%	4.59%
2019-B Class C Notes	83,270	82,456	70,691	11/26/2019	6/17/2024	4.60%	5.15%
2020-A Class A Notes	174,900	173,716	15,584	10/16/2020	6/16/2025	1.71%	4.51%
2020-A Class B Notes	65,200	64,754	31,124	10/16/2020	6/16/2025	4.27%	5.52%
2020-A Class C Notes	62,900	62,535	30,026	2/24/2021	6/16/2025	4.20%	5.71%
Total	$471,810	$468,377	$147,425
(1)After giving effect to debt issuance costs.
(2)For the nine months ended October 31, 2021, and inclusive of the impact of changes in timing of actual and expected cash flows.
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
On November 23, 2021, an affiliate of the Company (“the Issuer”) completed the issuance and sale of asset-backed notes in the aggregate principal amount of $377.8 million secured by the transferred customer accounts receivable and restricted cash held by a VIE, which resulted in net proceeds to us of $375.2 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s asset-based credit facility and for other general corporate purposes. The asset-backed notes mature on March 15, 2026 and consist of $247.8 million of the Issuer’s 1.05% Class A, Series 2021-A Asset Backed Fixed Rate Notes, $66.1 million of 2.87% Class B, Series 2021-A Asset Backed Fixed Rate Notes, and $63.9 million of 4.59% Class C, Series 2021-A Asset Backed Fixed Rate Notes.
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

The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2021, we had immediately available borrowing capacity of $320.5 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.5 million.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.1% for the nine months ended October 31, 2021.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of October 31, 2021, we were restricted from making distributions in excess of $164.9 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at October 31, 2021. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at October 31, 2021 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	10.12:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	12.34:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.25:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.06:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$24.8 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.7 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.3 million and $0.9 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened eleven new stores during the nine months ended October 31, 2021 and plan to open one additional store during the fourth quarter of fiscal year 2022. Our anticipated capital expenditures for the remainder of fiscal year 2022 are between $10.0 million and $15.0 million, which includes expenditures for new stores we plan to open in fiscal year 2023.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of October 31, 2021, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $320.5 million under our Revolving Credit Facility and (ii) $10.6 million of cash on hand. However, we have, in the past, sought to raise additional capital.

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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of October 31, 2021:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (3):
Revolving Credit Facility (1)	$334,489	$8,059	$16,118	$310,312	$—
2019-B Class C Notes (2)	79,244	3,252	75,992	—	—
2020-A Class A Notes (2)	16,550	266	533	15,751	—
2020-A Class B Notes (2)	35,945	1,329	2,658	31,958	—
2020-A Class C Notes (2)	37,760	2,132	4,264	31,364	—
Financing lease obligations	8,239	1,261	2,322	1,653	3,003
Operating leases:
Real estate	514,406	85,501	160,650	117,932	150,323
Equipment	164	125	27	12	—
Contractual commitments (4)	91,539	84,558	6,822	159	—
Total	$1,118,336	$186,483	$269,386	$509,141	$153,326
(1)Estimated interest payments are based on the outstanding balance as of October 31, 2021 and the interest rate in effect at that time.
(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)On November 23, 2021, an affiliate of the Company (“the Issuer”) completed the issuance and sale of asset-backed notes in the aggregate principal amount of $377.8 million secured by the transferred customer accounts receivable and restricted cash held by a VIE, which resulted in net proceeds to us of $375.2 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s asset-based credit facility and for other general corporate purposes. The asset-backed notes mature on March 15, 2026 and consist of $247.8 million of the Issuer’s 1.05% Class A, Series 2021-A Asset Backed Fixed Rate Notes, $66.1 million of 2.87% Class B, Series 2021-A Asset Backed Fixed Rate Notes, and $63.9 million of 4.59% Class C, Series 2021-A Asset Backed Fixed Rate Notes.
(4)Contractual commitments primarily include commitments to purchase inventory of $62.9 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. As of October 31, 2021 and January 31, 2020, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries.
The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of October 31, 2021 and January 31, 2021, and a summarized Statement of Operations on a consolidated basis for the nine months ended October 31, 2021. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of October 31, 2021 and January 31, 2021, and for the nine months ended October 31, 2021:

(in thousands)	October 31, 2021	January 31, 2021
Assets
Cash, cash equivalents and restricted cash	$12,647	$11,638
Customer accounts receivable	329,055	218,923
Inventories	263,134	196,463
Net due from non-guarantor subsidiary	13,418	8,571
Other current assets	93,342	108,606
Total current assets	711,596	544,201
Long-term portion of customer accounts receivable	384,172	246,445
Property and equipment, net	188,502	190,962
Right of use assets, net	265,592	265,798
Other assets	52,855	23,512
Total assets	$1,602,717	$1,270,918

Liabilities
Current portion of debt	$942	$934
Lease liability operating - current	50,390	44,011
Other liabilities	234,006	163,429
Total current liabilities	285,338	208,374
Lease liability operating - non current	345,756	354,598
Long-term debt	312,457	197,084
Other long-term liabilities	30,583	21,068
Total liabilities	$974,134	$781,124

(in thousands)	Nine Months Ended October 31, 2021
Revenues:
Net sales and finances charges	$1,117,285
Servicing fee revenue from non-guarantor subsidiary	31,103
Total revenues	1,148,388
Total costs and expenses	1,090,542
Net income	$57,846

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
During the three months ended October 31, 2021, loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of October 31, 2021, the balance outstanding under our Revolving Credit Facility was $307 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $3.1 million over a 12-month period, based on the outstanding balance at October 31, 2021.

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
For the quarter ended October 31, 2021, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101*	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2022, filed with the SEC on December 7, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at October 31, 2021 and January 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended October 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2021 and 2020 and (v) the notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
*Filed herewith
† Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	December 7, 2021

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)