Form 10-K
period 2022-01-31
CONNS INC
filed 2022-03-29
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2021, was $326.6 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on such date.
There were 24,124,773 shares of common stock, $0.01 par value per share, outstanding on March 21, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Conn’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed by Conn’s with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after January 31, 2022.

CONN’S INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2022

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
ITEM 1.     BUSINESS.
Company Overview
Conn’s, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s, Inc. and, as apparent from the context, its subsidiaries. Conn’s is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to proprietary credit solutions for its core consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, under-served population of consumers who typically have limited credit alternatives. We provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets and product repair service. We believe our large, attractively merchandised stores and credit solutions offer a distinctive value proposition compared to other retailers that target our core customer demographic.
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
Retail Segment. We began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2022, we operated 158 retail stores located in 15 states. Our stores typically range in size from 25,000 to 50,000 square feet and are predominantly located in areas densely populated by our core customers.
We utilize a merchandising strategy that offers a wide range of quality, name brand and private brand products across a broad spectrum of price points. This wide selection allows us to offer products and price points that appeal to the majority of our core consumers. Our primary retail product categories include:

•Furniture and mattress, including furniture and related accessories for the living room, dining room and bedroom, as well as both lay flat mattresses and mattress in a box offerings. We offer brands such as Corinthian, Catnapper, Tempur-Pedic, Simmons Beautyrest and Nectar.
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
•Home office, including computers, tablets, monitors and accessories. We offer brands such as HP, Apple, and Microsoft.
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
•For customers with credit scores that are typically between 550 and 650, we offer our proprietary in-house financing program, which is a fixed term, fixed payment installment and consumer loan contract and may also include special no-interest or lower interest options; and
•For customers that do not qualify for our credit programs, we offer a lease-to-own payment option through an arrangement with our third-party lease-to-own providers.
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
We mitigate credit risk by originating to a significant number of customers who have purchased from us in the past. These repeat customers have historically exhibited a lower probability of default than new customers.  For fiscal year 2022 and 2021, 43% and 50%, respectively, of our originations were to repeat customers who financed a subsequent purchase through our in-

house credit programs more than five months after financing an initial purchase through our in-house credit programs.  As of January 31, 2022 and 2021, 51% and 60%, respectively, of balances due under our in-house credit programs were from repeat customers who have previously financed with us.
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
As of January 31, 2022, we operated 73 of our 158 stores in Texas. According to the U.S. Department of Commerce’s Bureau of Economic Analysis (the “Bureau of Economic Analysis”), Texas was the second largest state by nominal GDP in 2021. In addition, from calendar year 2016 to 2021, Texas experienced population growth of 5.8% compared to the United States (“U.S.”) population growth of 2.7% over the same period.
Furniture and Mattress.  According to the Bureau of Economic Analysis, personal consumption expenditures for household furniture and mattresses were $181.0 billion for calendar year 2021, an increase of 13.6% from $159.4 billion in 2020. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores, internet retailers, and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs and catalog retailers. For fiscal year 2022, we generated 34.1% of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin. Given our ability to provide customer financing and next day delivery, we believe that we have strong competitive advantages and significant growth opportunities in this market and expect to continue to grow the balance of sale of our furniture and mattress product category. Product design, innovation and technological advancements have been key drivers of sales in this market.
Home Appliance. According to the Bureau of Economic Analysis, personal consumption expenditures for home appliances were $74.9 billion for calendar year 2021, an increase of 13.7% from $65.9 billion in 2020. Major household appliances, such as refrigerators and washer/dryers, accounted for 84.0% of this total at $63 billion in 2021. For fiscal year 2022, we generated 41.5% of total product sales from the sale of home appliances.  The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from home improvement centers, large appliance and electronics superstores, national chains, warehouse clubs, department stores, regional chains, local dealers/single-store operators, manufacturer-direct websites and internet retailers.
Key drivers of sales in the appliance market include product design and innovation, brand and quality. In addition, there has been an increase in the demand for appliances during the COVID-19 pandemic as a result of more in home lifestyles. We carry products with features that include large-capacity, high-efficiency laundry appliances, refrigerator design innovation, technological advancements such as smart home connectivity and variations on these features from leading brands.
Consumer Electronics and Home Office.  According to the Bureau of Economic Analysis, electronics spending was $337.1 billion for calendar year 2021, an increase of 13.2% from $297.8 billion for calendar year 2020. Televisions accounted for $43.7 billion of the overall personal consumption expenditures, versus $38.3 billion in the prior year. Personal computers and peripheral equipment accounted for $74.7 billion of the overall expenditures, compared to $66.3 billion in the prior year. For fiscal year 2022, we generated 15.9% of total product sales from the sale of consumer electronics and 5.5% of total product sales from the sale of home office products. The electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, warehouse clubs, regional chains, local dealers/single-store operators, manufacturer-direct websites, manufacturer-direct stores, consumer electronics departments of selected department and discount stores and internet retailers.
Technological advancements and the introduction of new products largely drive demand in the electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate new technologies and advances in existing technologies, including OLED, QLED, 4K Ultra HD, 8K televisions, gaming products, video game consoles, home theater and computers. New technologies offer better clarity and quality of video, increased computer processing speed, availability of additional 4K content and other significant advantages.
Consumer Credit. Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which primarily excludes loans secured by real estate, was $4.4 trillion as of December 31, 2021, an increase of 4.8% from $4.2 trillion at December 31, 2020. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) and fixed-term (e.g., automobile loans), and at times is secured by the products being purchased.
Competition. Our competitive strength is based on offering financing options, including our proprietary in-house credit programs, to our core customers, enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, next day delivery capabilities, low payment guarantee, and product repair service. Currently, we compete against a diverse group of retailers, including national mass merchants such as Wal-Mart, Target, Sam’s Club, Sears and Costco, specialized national retailers such as Best Buy, Ashley Furniture and Mattress Firm, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, and consumer electronics similar, and often identical, to those items we sell. We also compete with internet retailers such as Amazon, Wayfair and manufacturer-direct websites. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.  Certain of our competitors are beginning to offer third party financing or provide other forms of credit, which compete with our in-house credit programs for credit-constrained consumers. We also compete against companies offering credit-constrained consumers products for the home similar to those offered by us under weekly or monthly lease-to-own payment options. Competitors include Aaron’s and Rent-A-Center, as well as many smaller, independent companies.
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
Merchandising
Vendors. We purchase products from a wide range of manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period and are renewable at the option of the parties. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2022, 73.3% of our total inventory purchases were from six vendors, including 31.5%, 21.1% and 11.0% of our total inventory purchases from Samsung, LG and GE, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. During the year ended January 31, 2022, the COVID-19 pandemic caused industry-wide shortages of merchandise due to supply chain disruptions that negatively impacted our in-stock position. However, our relationship with our vendors allowed us to maintain a competitive in-stock position.
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
Credit Operations
General.  We sell our products by offering our customers financing through our proprietary in-house credit programs, the use of third-party financing, and by taking cash or credit card payments. For the fiscal year 2022, approximately 51.0% of purchases were financed through our proprietary in-house credit programs, approximately 28.1% of purchases were financed through the use of third-party financing, and approximately 20.9% of purchases were made with cash or credit card.
Underwriting. Decisions to extend credit to our retail customers are made by our internal credit underwriting department, which is separate and distinct from our other operations, including credit monitoring and collections and retail sales. In addition to auto-decision algorithms, we employ a team of credit underwriting personnel of approximately 50 individuals to make credit granting decisions using our proprietary underwriting process. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels; a review of the customer’s previous credit history with us; and the particular products being purchased. Our underwriting models determine the finance terms, including down payment, limit amounts and credit terms. During fiscal year 2022, of the credit applications received, 72.7% were auto decisioned. The remaining credit decisions were based on the evaluation of the customer’s creditworthiness in combination with requiring additional documentation from the applicant. These credit applicants may have past credit problems, lack credit history or be potential fraudulent applications, requiring us to use stricter underwriting criteria. The additional requirements include verification of employment and recent work history, heightened ID verification and potentially a required down payment. Our underwriting employees are trained and monitored to ensure they follow our methodology in approving credit.

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

Credit monitoring and collections.  Our collection activities involve a combination of efforts that take place primarily in our San Antonio, Texas and Tempe, Arizona, collection centers. As of January 31, 2022, we employed approximately 315 full and part time individual collectors and support personnel who service our active customer credit portfolio. We also utilize collection agencies to service portions of our charged-off portfolio, which provide approximately 150 additional agents. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are generally necessities for the home. We utilize a credit collection strategy that includes telephone calls and messages, internal collectors that contact borrowers, collection letters, e-mails, text messages and third-party legal services that process claims and attend bankruptcy hearings and voluntary repossession. Our employees are trained to follow our methodology in collecting our accounts and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo skill assessment training, coaching and call monitoring within their respective departments. Our personnel are required to complete regular refresher training and testing.
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
Customers can make payments through our web portal, over the phone, by ACH, third-party bill pay arrangements, by mail to our lock box or in-person at our store locations. During fiscal year 2022, we received 19.8% of the payments on credit accounts in our store locations, which helps us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases. We may extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We typically charge the customer an extension fee, where permitted, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. During the second quarter of fiscal year 2021, we changed our re-age policy to increase the number of days required for a customer to qualify for a unilateral re-age. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging.  To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options the customer must demonstrate a willingness and ability to resume making contractual monthly payments.
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

Store Operations
Stores. We operate retail stores in 15 states. The following table summarizes the number of stores in operation at January 31, 2022 in each of our markets:

Geographic Location	Number of Locations	Retail Square Feet	Other Square Feet
Alabama	5	195,548	33,830
Arizona	11	384,283	73,936
Colorado	7	243,383	47,623
Florida	11	359,010	80,011
Georgia	1	40,935	8,446
Louisiana	10	407,899	98,227
Mississippi	2	73,780	13,892
Nevada	3	118,511	26,072
New Mexico	4	138,285	23,325
North Carolina	11	419,584	83,889
Oklahoma	4	135,215	27,740
South Carolina	4	140,145	21,516
Tennessee	6	214,116	46,455
Texas	73	2,621,137	407,833
Virginia	6	207,538	43,235
Store totals	158	5,699,369	1,036,030
Distribution and Service Centers and Cross-dock Facilities (excluding cross-docks within stores)	21	—	3,624,711
Corporate Offices	5	—	159,073
Total	184	5,699,369	4,819,814
Our stores have an average selling space of approximately 36,000 square feet, plus a storage area for fast-moving and smaller products that customers prefer to carry out rather than wait for in-home delivery. Fourteen of our retail stores also contain cross-dock facilities.
We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores, distribution and service centers and cross-dock facilities to retain the flexibility of managing our financial commitment to a location if we later decide that a store or market is performing below our standards or the market would be better served by a relocation. As of January 31, 2022, we leased almost all of our store, distribution and service center and cross-dock locations.
Personnel and compensation.  We staff a typical store with a store manager, an assistant manager, an operations manager, an average of 14 sales personnel and other support staff, including cashiers and porters based on store size and location. Managers have an average tenure with us of approximately four years and typically have prior sales floor experience. In addition to store managers, we have 20 district managers.
We compensate the majority of our sales associates on a straight commission arrangement. Store managers and assistant store managers receive a salary and are eligible for a bonus. We believe that our store compensation plans, which are primarily tied to sales, generally help us attract and motivate employees.
Advertising
We design our marketing programs to increase awareness of our brand, grow consideration, drive traffic demand to our website and stores which all ultimately lead to growing sales and building customer loyalty. We employ a multi-touch media approach utilizing direct mail, television, newspaper, digital channels, radio and out-of-home targeted advertising. Our promotional programs include the use of free next day delivery and free product promotions, in conjunction with product discounts and various no-interest option financing offers.

E-Commerce
We are focused on expanding the capabilities of our website to generate customer traffic for both our digital and physical stores. Our website provides new and existing customers with the ability to purchase substantially all of our product offerings, view prices, apply for credit and make payments on their credit accounts. We update our website regularly to reflect new products, product availability and current promotional offers. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales and growth in our credit collections. We are focused on improving the customer experience by making it easier for customers to apply for and be approved for credit on-line. We offer credit-qualified customers the ability to complete an entire purchase transaction financed online through our proprietary in-house credit programs. Our website averaged approximately 74,000 credit applications per month during fiscal year 2022. This compares to average monthly website applications of approximately 68,000 and 65,000 during fiscal year 2021 and 2020, respectively.
The website is supported by a call center, allowing us to better assist customers with their credit and product needs.
Distribution and Inventory Management
We currently operate 11 regional distribution centers, which are located in Houston, San Antonio, Dallas, El Paso, and McAllen, Texas; Port Allen, Louisiana; Phoenix, Arizona; Denver, Colorado; Charlotte, North Carolina; Nashville, Tennessee; and Lakeland, Florida, one service center located in Houston, Texas, 9 smaller cross-dock facilities and 14 stores with cross-dock facilities. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores, and facilitates regional inventory and accounting controls.
In our retail stores, we maintain an inventory of certain fast-moving items and products that the customer is likely to carry out of the store. Our inventory management system and the use of scanning technology in our distribution centers allow us to determine, on a real-time basis, the location of any product we sell. If we do not have a product at the desired retail store at the time of sale, we can typically provide it through one of our distribution centers on a next day basis.
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
Human Capital Management
We employ approximately 4,000 full-time employees and 120 part-time employees in the U.S. across 15 states, all of whom are expected to be guided by our values and by an underlying set of ethical principles. Incorporated into our Code of Business Conduct & Ethics, our values and principles define our culture and strengthen our workforce. We strive to demonstrate to our customers, shareholders, business partners, communities and employees that we are worthy of their trust and continually strive to enhance our brand reputation. We invest in employees at all levels who are expected to integrate our values and principles in all that we do.
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
We have a Diversity and Inclusion function which is responsible for strategic management and planning for diversity and inclusion within the Company, as well as enhancing our understanding, providing training and development, and partnering with and assisting all of us to be accountable. During the year, our Diversity and Inclusion function drove a number of initiatives to enhance our focus on diversity and inclusion and raise our awareness. We have a number of these and related initiatives disclosed on our website at www.conns.com/esg. Information contained on our website is not part of this Annual Report on Form 10-K.
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
Summary Risk Factors
Risks Related to Our Business
•The COVID-19 pandemic in the United States may continue to cause, and other pandemics, epidemics or outbreaks may cause, effects which materially and adversely affect our business, results of operations and financial condition.

•An economic downturn, the COVID-19 pandemic, including new variants of COVID-19, war, including a potential escalation of the current conflict in the Ukraine, or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in a material adverse effect on us.
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
•A disruption in our relationships with, the operations of, or the supply of product from any of our key suppliers, including those suppliers and manufacturers located in Asia and Mexico, whether due to COVID-19, geopolitical conflict or otherwise, could have a material adverse effect on us.
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
Risks Related to Our Business
The COVID-19 pandemic in the United States may continue to cause, and other variants, epidemics or outbreaks may cause, effects which materially and adversely affect our business, results of operations and financial condition. COVID-19 has created significant worldwide volatility, uncertainty and disruption. In particular, COVID-19 has resulted in declines in business activities, a significant number of business closures, slowdowns, suspensions or delays of production and commercial activity, and weakened economic conditions, both in the U.S. and abroad.
In response to the continuing COVID-19 pandemic in the United States, further store closure and stay-at-home orders may reduce our customer traffic and lead to additional temporary reductions in operating hours. Furthermore, the COVID-19 pandemic may impact the number and timing of new store openings. The extent of these disruptions to our business and operations, and the full scale and scope of their effect, is currently uncertain and not possible to reasonably predict at this time.
In addition, the significant economic disruption caused by the pandemic could have an adverse effect on our credit segment if, for example, customers are unable to make timely payments on their accounts due to job loss, reduction of hours or furlough.
As the COVID-19 pandemic continues to unfold, or if other widespread variants, pandemics, or outbreaks were to occur, particularly if any such epidemic, pandemic or outbreak were to affect regions where we derive a significant amount of our revenue or profit or where our suppliers are located (as with the COVID-19 pandemic), governmental and public responses could materially and adversely disrupt our business and operations, and our business and results of operations may be materially and adversely affected.
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
An economic downturn, outbreaks, the COVID-19 pandemic, war, including a potential escalation of the current conflict in the Ukraine, or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in a material adverse effect on us.  Many factors affect consumer spending, including regional or world events, war, diseases, outbreaks or epidemics (including the ongoing COVID-19 crisis), including a potential escalation of the current conflict in the Ukraine, conditions in financial markets, local, state and national budgets and fiscal operations and conditions, general business conditions, interest rates, inflation, energy prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence. Consumer purchases of our products and customers making payments to us decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. Decreases in consumer confidence, instability in financial markets and political environment and volatile oil prices have negatively impacted our markets and may present significant challenges to our operations in the future. Additionally, we believe a portion of our customer base continues to experience significant economic challenges and uncertainty, including stagnant incomes or incomes that have not returned to pre-recession levels, and that those challenges could be intensified by various macroeconomic factors, including increasing inflationary pressures and significant recent disruption in financial markets in connection with the COVID-19 pandemic, increased unemployment, rising interest rates, increases in the cost of energy, and other factors.
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
We have plans for significant future capital needs and the inability to access our Revolving Credit Facility or the capital markets on favorable terms or at all may have a material adverse effect on us. We generally finance our operations primarily through a combination of cash flow generated from operations, borrowings under our Revolving Credit Facility, and securitizations of customer receivables through the capital markets. Our ability to access capital through our existing Revolving Credit Facility, raise additional capital by expanding our Revolving Credit Facility, or undertake future securitization or other debt or equity transactions on economically favorable terms or at all, depends in large part on factors that are beyond our control, including:
•Conditions in the securities and finance markets generally, including as a result of the COVID-19 pandemic, and for securitized instruments in particular;
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
•Our ability to meet debt covenant requirements; and
•Prevailing interest rates, including rising interest rates.
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

Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness. As of January 31, 2022, we had aggregate outstanding indebtedness, including under our Revolving Credit Facility, senior notes and various classes of asset-backed notes, of $519.8 million. This level of indebtedness could:
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
One of our operating subsidiaries may be required to repurchase certain finance receivables if representations and warranties about the quality and nature of such receivables are breached, which may negatively impact our results of operations, financial condition, and liquidity. We have entered into certain financing arrangements, including issuances of asset-backed notes (collectively, “Financing Transactions”), that are secured by retail installment contracts and direct consumer loans originated by our operating subsidiaries (the “Receivables”). In connection with the Financing Transactions, our operating subsidiaries sold the Receivables to certain of our wholly-owned special purpose VIEs and made certain representations and warranties about the quality and nature of the Receivables.

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
We may be adversely affected by changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate, including the Secured Overnight Financing Rate (“SOFR”). As of January 31, 2022, we had approximately $149.0 million of variable-rate indebtedness, which uses LIBOR as a benchmark for establishing the interest rate. Publication of non-U.S. dollar LIBOR ceased after publication on December 31, 2021 and the publication of U.S. dollar LIBOR rates for the most common tenors (overnight and one, three, six and twelve months) will cease after publication on June

30, 2023, instead of on December 31, 2021 as previously expected. The U.K. Financial Conduct Authority (the "FCA") and the LIBOR Administrator have emphasized that, despite any continued publication of U.S. dollar LIBOR rates through June 30, 2023, no new contracts using U.S. dollar LIBOR rates should be entered into after December 31, 2021. Accordingly, the transition away from the widespread use of LIBOR to alternative rates is expected to occur over the next couple of years. Further, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published until any particular date. The timing of the transition and the consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable-rate indebtedness and other commercial arrangements tied to LIBOR.
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
Our ability to collect from credit customers may be impaired by store closings.  In the event of store closings, whether due to the COVID-19 pandemic or otherwise, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers remit payments in store and have not traditionally made payments to a non-store location.
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
A disruption in our relationships with, the operations of, or the supply of product from any of our key suppliers, including those suppliers and manufacturers located in Asia and Mexico, whether due to COVID-19, geopolitical conflict or otherwise, could have a material adverse effect on us.  The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers. We do not have long-term supply agreements or exclusive arrangements with a number of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We have limited contractual assurance of the continued supply of merchandise we currently, or would like to, offer our customers. We also rely on our suppliers for funds in the form of vendor allowances. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, while we purchase products from approximately 100 manufacturers and distributors, we rely heavily on a relatively small number of suppliers. For example, during fiscal year 2022, 73.3% of our total inventory purchases were from six vendors. The loss of any one or more of our key suppliers or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts, could have a material adverse effect on our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices, and on our results of operations and financial condition.
If one of our vendors were to go out of business or were to be unable to fund amounts due to us, including payments due for returns of product and warranty claims, it could have a material adverse effect on our results of operations and financial condition. Catastrophic or other unforeseen events, including pandemics such as COVID-19, whether inside or outside the U.S., and geopolitical conflict, could materially adversely impact the supply and delivery to us of products manufactured far from our sales facilities, including manufacturers or suppliers located in Asia and Mexico, which could materially adversely impact our results of operations. In addition, because many of the products we sell are manufactured outside of the U.S., we may experience labor unrest or an increase in the cost of imported vendor products, or an inability to secure imported merchandise, as a result of border taxes, tariffs, or trade disputes at any time for reasons beyond our control. Any slow-downs, disruptions or strikes at any of the ports may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers and reduced revenues and earnings. If imported merchandise becomes more expensive, unavailable or difficult to obtain, we may not be able to meet the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import.
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

•COVID-19 and other pandemics or outbreaks;
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
•Staffing levels; and
•Lease-to-own penetration rates.
In the past we have been named as a defendant in multiple securities class action lawsuits and are currently defendants in shareholder derivative lawsuits. Potential similar or related litigation or investigations could result in substantial damages and may divert management’s time and attention from our business. We and certain of our current and former officers and directors were previously named as defendants in securities class action lawsuits and are still named in related shareholder derivative lawsuits. Please see additional detail in Part II, Item 8., in Note 12, Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K.
These lawsuits or future such lawsuits could result in the diversion of management’s time and attention away from business operations, which could harm our business and also harm our relationships with existing customers and vendors. They may also materially damage our reputation and the value of our brand. Our legal expenses incurred in defending these lawsuits, or future such lawsuits, have been, and could be, significant, and rulings against us, or settlements, could have a material adverse effect on us.
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
If we cannot continue to offer third party payment solutions for customers who do not qualify for our proprietary credit offerings, our business may be impaired. Currently, if a customer does not qualify for our credit offering for a particular purchase in our stores, but qualifies with a payment solutions provider not affiliated with us but with whom we have a commercial relationship, then we sell the applicable merchandise to such payment solutions provider, which leases the merchandise to the customer under a lease-to-own arrangement, and we record a cash sale. In fiscal year 2022, our third-party payment solution providers providing lease-to-own arrangements, represented approximately 10.4% of our retail revenue. Our third-party payment and credit solutions providers’ business models are subject to various risks that are outside of our control. If, as a result of any of these risks, our third-party payment and credit solutions providers are unable to, or otherwise determine not to continue operating with us at a level or on terms similar to the level or on terms we have historically operated, or if we are unable to establish new partnerships with different providers on favorable terms or at all, then we could lose sales or revenue, our financial results could be adversely affected, our ability to execute our growth plan could be impeded and we could otherwise suffer a material adverse effect.
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
We utilize a limited number of home delivery service providers. The loss of any one provider could have a material negative impact on our home delivery operations. If our third-party merchandise delivery services are unable to meet our promised delivery schedule, unable to maintain expense controls, or cease operations, including due to the economic impact of various factors including the COVID-19 pandemic or energy market disruption, our net sales may decline due to a decline in customer satisfaction, and profitability levels may be negatively impacted. For many purchases, we offer next day delivery to our customers that we outsource to one of our third-party delivery service providers. The loss of any one service provider, or the failure to establish and maintain relationships with these or other similar service providers, could have a material negative impact on our home delivery operations. These third-parties are subject to risks that are beyond our control and, if they fail to timely or satisfactorily deliver our products, we may lose business from customers in the future and could suffer damage to our reputation. The loss of customers or damage to our reputation could have a material adverse effect on us. Further, if our third-party delivery service providers are unable to maintain expense controls, our profitability and results of operations may be negatively impacted.
Changes in trade policy, currency exchange rate fluctuations and other factors beyond our control could materially adversely affect our business. A significant portion of our inventory is manufactured or assembled overseas in Asia and in Mexico. Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China. While the impact of the tariffs was minimal to the Company in fiscal year 2021 and 2022, because many of the products that we sell are manufactured in foreign jurisdictions, including China, other such tariffs could have a negative impact on our business in the future. The current administration in Washington, D.C. may likely take a different view on tariffs with China. In addition, if the U.S. were to withdraw from or materially modify international trade agreements, similar to the replacement of the North American Free Trade Agreement with the United States-Mexico-Canada Agreement in November 2018, certain foreign-sourced goods that we sell may no longer be available at commercially attractive prices or at all, resulting in a material adverse effect on us. Additionally, currency fluctuations, including a devaluation of the U.S. dollar, border taxes, import tariffs, or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on us. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on us.
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
Failure to successfully utilize and manage e-commerce, and to compete effectively with the growing e-commerce sector, could materially adversely affect our business and prospects. Our website provides new and existing customers with the ability to review our product offerings and prices, apply for credit, and make payments on their credit accounts. Customers may apply for credit, be approved for credit, and complete a transaction to purchase merchandise on our website. Customers may also purchase certain products on our website using a credit card. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales and growth in our credit sales. In order to promote our products and services, allow our customers to complete credit applications in the privacy of their homes and on their mobile devices and make payments on their accounts, and drive traffic to our stores, we must effectively create, design, publish and distribute content over the internet. We currently offer certain credit-qualified customers the ability to complete an entire purchase transaction financed online. We are monitoring and adjusting the availability of our online sales channels for credit performance and profitability. There can be no assurance that we will be able to design and publish web content with a high level of effectiveness or grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross margin or operating margin, and may have a material adverse effect on us.
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
A large number of our stores are located in the State of Texas, which subjects us to concentrated regulatory risks. Negative or unexpected legislative or regulatory changes in Texas could have a material adverse effect on us. In Texas, the Office of the Consumer Credit Commissioner (“OCCC”) issues the consumer loan licenses that permit us to offer direct consumer loans. The OCCC also regulates us as a licensee. We currently have 73 retail stores in Texas. If we fail to establish or implement a proper regulatory infrastructure to comply with Texas’ regulatory requirements, the OCCC could restrict or rescind our consumer loan licenses. A restriction on or a loss of such licenses issued could have a material adverse effect on our financial performance and cause reputational harm. Failure on our part to comply with applicable consumer lending laws of the State of Texas could also expose us to consumer litigation and regulatory enforcement action, possibly resulting in substantial penalties and claims for damages and, in certain circumstances, may subject us to injunctions, require us to refund finance charges already paid, forgo finance charges not yet paid under credit accounts, change our credit extension, servicing, collection, and marketing practices or a combination of the foregoing. Should Texas or the OCCC change laws, regulations or codes related to consumer loans, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. We believe that we are in substantial compliance with the applicable consumer credit laws in the State of Texas.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
As of March 21, 2022, we had approximately 485 common stockholders of record and an estimated 9,963 beneficial owners of our common stock.  The principal market for our common stock is the NASDAQ Global Select Market, where it is traded under the symbol “CONN.”
Dividends
No cash dividends were declared or paid in fiscal year 2022 or fiscal year 2021. We do not anticipate paying dividends in the foreseeable future.  Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of January 31, 2022, relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by stockholders	2,117,087	$10.37	2,214,702
Equity compensation plans not approved by stockholders	—	—	—
Total	2,117,087	$10.37	2,214,702
(1)Inclusive of 720,166 stock options, 907,341 restricted stock units (“RSUs”) and 489,580 performance-based RSUs (“PSUs”).
(2)The $10.37 is inclusive of the 907,341 shares related to RSUs which only have a service requirement and the 489,580 PSUs that have a service, performance and/or market requirement. Neither the RSUs nor PSUs have an exercise price. The weighted-average exercise price of the 720,166 outstanding stock options is $30.49.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the NASDAQ U.S. Stock Market Index and a customized peer group index comprised of Restoration Hardware, First Cash, Aaron’s, Rent-A-Center, La-Z-Boy, Sleep Number, Ethan Allen, EZCORP, Haverty Furniture and Tuesday Morning (the “Peer Group”). The graph assumes an investment of $100 at the close of trading on January 31, 2017, and reinvestment of any dividends. The stock performance shown below is based solely on historical data and is not necessarily indicative of future performance.

	Base Period	Value for the Fiscal Years Ended January 31,
	January 31, 2017	2018	2019	2020	2021	2022
Company/Index:
Conn’s, Inc.	$100.00	$315.64	$198.48	$83.03	$149.10	$230.05
NASDAQ U.S. Stock Market Index	$100.00	$133.43	$132.52	$168.35	$242.57	$265.98
Peer Group	$100.00	$158.44	$181.75	$223.02	$313.62	$282.88
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

Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of Conn’s common stock by Conn’s or its affiliates during the quarter ended January 31, 2022.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands) (1)	Approximate Dollar Value of Shares that may Yet Be Purchased Under the Program (in millions)
November 1 - 30	—	$—	—	$—
December 1 - 31	1,127	$21.07	1,127	$126.3
January 1 - 31	1,476	$23.75	1,476	$91.2
Total	2,603		2,603

(1) On December 14, 2021, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $150 million of our outstanding common stock. The stock repurchase program expires on December 14, 2022. See Note 15. Stockholders' Equity, in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.
(2) Average price paid per share excludes costs associated with the repurchases.

ITEM 6.     [Reserved]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We continue to monitor the evolving nature of COVID-19 and respond to its impact on our business. We have experienced and continue to experience challenges related to the pandemic. These challenges have increased the complexity of our business and impacted our supply chain and sales for fiscal year 2022 and we expect it to continue into fiscal year 2023. Increased complexity, supply chain issues and reduced sales will likely continue until the effects of COVID-19 diminish. The full impact of COVID-19 remains uncertain and will depend on future developments, including the origination, transmissibility and severity of new variants, if any, and any related actions taken by federal, state and local government officials to prevent and manage disease spread, all of which are uncertain and unpredictable.
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
Discussion and analysis of matters pertaining to the year ended January 31, 2020 and year-to-year comparisons between the years ended January 31, 2021 and 2020 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended January 31, 2021 that was filed on March 31, 2021.
Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Executive Summary
Total revenues were $1.59 billion for fiscal year 2022 compared to $1.39 billion for fiscal year 2021, an increase of $204.0 million or 14.7%. Retail revenues were $1.31 billion for fiscal year 2022 compared to $1.07 billion for fiscal year 2021, an increase of $241.2 million or 22.7%. The increase in retail revenue was primarily driven by an increase in same store sales of 15.3%, an increase in RSA commissions and new store sales growth with the addition of 12 new stores. The increase in same store sales reflects an increase in demand across most of the Company's home-related product categories. The increase also reflects the impact of fiscal year 2021 proactive underwriting changes, reductions in store hours and state mandated stay-at-home orders, each of which was the result of the COVID-19 pandemic. Credit revenues were $283.7 million for the fiscal year

2022 compared to $320.9 million for fiscal year 2021, a decrease of $37.2 million or 11.6%.  The decrease in credit revenue was primarily due to a decrease of 18.6% in the average outstanding balance of the customer accounts receivable portfolio. The decrease was partially offset by an increase in our insurance commissions as well as an increase in our yield rate. The yield rate for the year ended January 31, 2022 was 22.8% compared to 21.7% for the year ended January 31, 2021.
Retail gross margin for fiscal year 2022 was 36.7%, a decrease of 50 basis points from the 37.2% reported in fiscal year 2021. The year-over-year decrease in retail gross margin was primarily driven by an increase in product costs and a slower rate of growth in repair service agreement commissions and service revenues compared to the growth in product sales. This was partially offset by a shift in sales from lower margin products to higher margin products, lower financing fees and the impact of fixed logistics costs on higher sales.
SG&A for fiscal year 2022 was $544.5 million compared to $478.8 million for fiscal year 2021, an increase of $65.7 million, or 13.7%, over the prior year. The SG&A increase in the retail segment was primarily due to increases in labor and occupancy costs related to new store growth and increases in variable expenses associated with same store sales growth, as well as increases in advertising and general operating costs. The SG&A increase for the credit segment was primarily due to an increase in the corporate overhead allocated to the credit segment due to an increase in labor costs which was partially offset by a decrease in allocated costs to the credit segment due to the lower average customer accounts receivable portfolio balance compared to the prior year.
Provision for bad debts decreased to $48.2 million for the year ended January 31, 2022 from $202.0 million for the year ended January 31, 2021, a decrease of $153.8 million. The year-over-year decrease was primarily driven by a greater decrease in the allowance for bad debts during the year ended January 31, 2022, compared to the decrease during the year ended January 31, 2021, and by a year-over-year decrease in net charge-offs of $100.9 million. The decrease in the allowance for bad debts for the year ended January 31, 2022 was primarily driven by an improvement in the forecasted unemployment rate that drove a $31.5 million decrease in the economic reserve and a decline in the customer portfolio receivable balance, partially offset by an increase in loss rates. During the year ended January 31, 2021, the decrease in the allowance for bad debts was primarily driven by a decline in the customer accounts receivable portfolio partially offset by a $42.5 million increase in the economic reserve driven by an increase in forecasted unemployment rates stemming from the COVID-19 pandemic.
Interest expense decreased to $25.8 million for fiscal year 2022 compared to $50.4 million for fiscal year 2021, a decrease of $24.6 million, or 48.9%. The decrease was driven by a lower average outstanding balance of debt and by a lower effective interest rate.
Net income for fiscal year 2022 was $108.2 million, or $3.61 per diluted share, compared to net loss of $3.1 million, or $0.11 per diluted share, for fiscal year 2021.
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
Company Initiatives
In fiscal year 2022, we grew retail sales by 22.7% reflecting the continued success of our strategic growth plan and our differentiated value proposition. We also achieved record eCommerce sales as we expanded our digital capabilities.

In the credit segment, we maintained our focus on enhancing our credit platform to support the pursuit of our long-term growth objectives. Our credit segment continued to improve, reflecting the more sophisticated underwriting capabilities and strategy, improved collections and better execution on our financing transactions, which has led to lower cost of funds. We delivered the following financial and operational results in fiscal year 2022:
Fiscal Year 2022 Financial Highlights:
•Same store sales increased 15.3% for the fiscal year ended January 31, 2022, and increased 2.5% on a two-year basis;
•Strong same store sales combined with the contribution of new stores drove a 22.7% increase in total retail sales;
•eCommerce sales increased 171.3% to an annual record of $71.3 million;
•Credit spread was 1,170 basis points, helping drive record credit segment income before taxes of $63.9 million;
•Net earnings increased to $3.61 per diluted share, compared to a net loss of $0.11 per diluted share last fiscal year; and
•We repurchased 2,603,479 of shares, retiring approximately 8.8% of the Company's outstanding shares as of October 31, 2021.
Outlook
As noted in the “Overview” above, our business and industry continue to be impacted by the COVID-19 pandemic in the United States. Going forward, the full extent to which the pandemic will impact our supply chain, future business and operating results is uncertain. Government support, including the American Rescue Plan Act of 2021, the Infrastructure Investment and Jobs Act, and 2021 child tax credit payments, has provided our customers with additional financial means which we expect has helped our business. We feel we are well positioned to continue serving our customers and supporting our employees as we continue to monitor and respond to the pandemic.
The broad appeal of our value proposition to our geographically diverse core demographic and the unit economics of our business should provide the stability necessary to maintain and grow our business. We expect our brand recognition and long history in our core markets to give us the opportunity to further penetrate our existing footprint, particularly as we leverage existing marketing spend, logistics infrastructure, and service footprint. There are also many markets in the U.S. with demographic characteristics similar to those in our existing footprint, which provides substantial opportunities for future growth. We plan to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, distribution and credit operations. As we expand in existing markets and penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. Over time, we also expect our increased store base and the resulting higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Year Ended January 31,
(in thousands)	2022	2021	Change
Revenues:
Total net sales	$1,305,389	$1,064,311	$241,078
Finance charges and other revenues	284,642	321,714	(37,072)
Total revenues	1,590,031	1,386,025	204,006
Costs and expenses:
Cost of goods sold	825,987	668,315	157,672
Selling, general and administrative expense	544,490	478,767	65,723
Provision for bad debts	48,184	202,003	(153,819)
Charges and credits	2,677	6,326	(3,649)
Total costs and expenses	1,421,338	1,355,411	65,927
Operating income	168,693	30,614	138,079
Interest expense	25,758	50,381	(24,623)
Loss (gain) on extinguishment of debt	1,218	(440)	1,658
Income (loss) before income taxes	141,717	(19,327)	161,044
Provision (benefit) for income taxes	33,512	(16,190)	49,702
Net income (loss)	$108,205	$(3,137)	$111,342
Supplementary Operating Segment Information
Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources and assess performance. We are a leading specialty retailer and offer a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core consumers. We have two operating segments: (i) retail and (ii) credit. Our operating segments complement one another. The retail segment operates primarily through our stores and website and its product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit segment offers affordable financing solutions to a large, under-served population of consumers who typically have limited credit alternatives. Our operating segments provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets, and product repair service. We believe our large, attractively merchandised retail stores and credit solutions offer a distinctive value proposition compared to other retailers that target our core customer demographic. The operating segments follow the same accounting policies used in our consolidated financial statements.
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

The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Year Ended January 31,
(dollars in thousands)	2022	2021	Change
Revenues:
Product sales	$1,205,545	$973,031	$232,514
Repair service agreement commissions	89,101	78,838	10,263
Service revenues	10,743	12,442	(1,699)
Total net sales	1,305,389	1,064,311	241,078
Finance charges and other	949	816	133
Total revenues	1,306,338	1,065,127	241,211
Costs and expenses:
Cost of goods sold	825,987	668,315	157,672
Selling, general and administrative expense (1)	399,393	335,954	63,439
Provision for bad debts	479	443	36
Charges and credits	2,677	4,092	(1,415)
Total costs and expenses	1,228,536	1,008,804	219,732
Operating income	$77,802	$56,323	$21,479
Number of stores:
Beginning of fiscal year	146	137
Opened	12	9
End of fiscal year	158	146

Credit Segment:	Year Ended January 31,
(in thousands)	2022	2021	Change
Revenues:
Finance charges and other revenues	$283,693	$320,898	$(37,205)
Costs and expenses:
Selling, general and administrative expense (1)	145,097	142,813	2,284
Provision for bad debts	47,705	201,560	(153,855)
Charges and credits	—	2,234	(2,234)
Total costs and expenses	192,802	346,607	(153,805)
Operating income (loss)	90,891	(25,709)	116,600
Interest expense	25,758	50,381	(24,623)
Loss (gain) on extinguishment of debt	1,218	(440)	1,658
Income (loss) before income taxes	$63,915	$(75,650)	$139,565
(1)For the years ended January 31, 2022 and January 31, 2021, the amount of overhead allocated to each segment reflected in SG&A was $40.6 million and $32.0 million, respectively. For the years ended January 31, 2022 and January 31, 2021, the amount of reimbursement made to the retail segment by the credit segment was $28.3 million and $34.8 million, respectively.

Year ended January 31, 2022 compared to the year ended January 31, 2021
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year Ended January 31,					%	Same Store
(dollars in thousands)	2022	% of Total	2021	% of Total	Change	Change	% Change
Furniture and mattress	$411,167	31.5%	$322,770	30.3%	$88,397	27.4%	16.8%
Home appliance	500,051	38.3	390,964	36.7	109,087	27.9	20.6
Consumer electronics	191,234	14.6	172,932	16.2	18,302	10.6	7.3
Home office	66,707	5.1	65,405	6.1	1,302	2.0	(4.7)
Other	36,386	2.8	20,960	2.0	15,426	73.6	66.0
Product sales	1,205,545	92.3	973,031	91.3	232,514	23.9	16.2
Repair service agreement commissions (1)	89,101	6.8	78,838	7.4	10,263	13.0	6.0
Service revenues	10,743	0.9	12,442	1.3	(1,699)	(13.7)
Total net sales	$1,305,389	100.0%	$1,064,311	100.0%	$241,078	22.7%	15.3%
(1) The total change in sales of repair service agreement commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The increase in product sales for the year ended January 31, 2022 was primarily driven by an increase in same store sales of 15.3%, an increase in RSA commissions and new store sales growth through the opening of 12 stores. The increase in same store sales reflects an increase in demand across most of the Company's home-related product categories. The increase also reflects the impact of fiscal year 2021 proactive underwriting changes, reductions in store hours and state mandated stay-at-home orders, each of which was the result of the COVID-19 pandemic.
The following table provides the change of the components of finance charges and other revenues:

	Year Ended January 31,
(in thousands)	2022	2021	Change
Interest income and fees	$259,422	$303,209	$(43,787)
Insurance income	24,270	17,689	6,581
Other revenues	950	816	134
Finance charges and other revenues	$284,642	$321,714	$(37,072)
The decrease in finance charges and other revenues was primarily due to a decrease of 18.6% in the average outstanding balance of the customer accounts receivable portfolio. The decrease was partially offset by an increase in our insurance commissions as well as an increase in our yield rate. The yield rate for the year ended January 31, 2022 was 22.8% compared to 21.7% for the year ended January 31, 2021.
The following table provides key portfolio performance information:

	Year Ended January 31,
(dollars in thousands)	2022	2021	Change
Interest income and fees	$259,422	$303,209	$(43,787)
Net charge-offs	(126,277)	(227,134)	100,857
Interest expense	(25,758)	(50,381)	24,623
Net portfolio income	$107,387	$25,694	$81,693
Average outstanding portfolio balance	$1,135,991	$1,395,428	$(259,437)
Interest income and fee yield	22.8%	21.7%
Net charge-off %	11.1%	16.3%

Retail Gross Margin

	Year Ended January 31,
(dollars in thousands)	2022	2021	Change
Retail total net sales	$1,305,389	$1,064,311	$241,078
Cost of goods sold	825,987	668,315	157,672
Retail gross margin	$479,402	$395,996	$83,406
Retail gross margin percentage	36.7%	37.2%
The year-over-year decrease in retail gross margin was primarily driven by an increase in product costs and a slower rate of growth in repair service agreement commissions and service revenues compared to the growth in product sales. This was partially offset by a shift in sales from lower margin products to higher margin products, lower financing fees and the impact of fixed logistics costs on higher sales.
Selling, General and Administrative Expense

	Year Ended January 31,
(dollars in thousands)	2022	2021	Change
Retail segment	$399,393	$335,954	$63,439
Credit segment	145,097	142,813	2,284
Selling, general and administrative expense - Consolidated	$544,490	$478,767	$65,723
Selling, general and administrative expense as a percent of total revenues	34.2%	34.5%
The SG&A increase in the retail segment was primarily due to increases in labor and occupancy costs related to new store growth and increases in variable expenses associated with same store sales growth. The increase was also due to increases in advertising and general operating costs.
As a percent of average total customer portfolio balance, SG&A for the credit segment for the year ended January 31, 2022 increased 260 basis points as compared to the year ended January 31, 2021. The increase was primarily due to an increase in the corporate overhead allocated to the credit segment due to an increase in labor costs which was partially offset by a decrease in costs being allocated to the credit segment due to the lower average customer accounts receivable portfolio balance compared to the prior year.
Provision for Bad Debts

	Year Ended January 31,
(dollars in thousands)	2022	2021	Change
Retail segment	$479	$443	$36
Credit segment	47,705	201,560	(153,855)
Provision for bad debts - Consolidated	$48,184	$202,003	$(153,819)
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance	4.2%	14.4%

The provision for bad debts decreased to $48.2 million for the year ended January 31, 2022 from $202.0 million for the year ended January 31, 2021, a decrease of $153.8 million. The year-over-year decrease was primarily driven by a greater decrease in the allowance for bad debts during the year ended January 31, 2022, compared to the decrease during the year ended January 31, 2021, and by a year-over-year decrease in net charge-offs of $100.9 million. The decrease in the allowance for bad debts for the year ended January 31, 2022 was primarily driven by an improvement in the forecasted unemployment rate that drove a $31.5 million decrease in the economic reserve and a decline in the customer portfolio receivable balance, partially offset by an increase in loss rates. During the year ended January 31, 2021, the decrease in the allowance for bad debts was primarily driven by a decline in the customer accounts receivable portfolio balance partially offset by a $42.5 million increase in the economic reserve driven by an increase in forecasted unemployment rates stemming from the COVID-19 pandemic.

Charges and Credits

	Year Ended January 31,
(in thousands)	2022	2021	Change
Legal and professional fees, securities-related litigation, a legal judgment and other legal matters	$—	$3,589	$(3,589)
Employee severance	—	2,737	(2,737)
Excess import freight costs	2,677	—	2,677
	$2,677	$6,326	$(3,649)
During the year ended January 31, 2022, we recognized $2.7 million of non-recurring domestic transportation costs incurred due to unprecedented congestion in U.S. ports. During the year ended January 31, 2021, we recognized $3.6 million in professional fees associated with non-recurring expenses. In addition, we recognized $2.7 million in severance costs related to a change in the executive management team.
Interest Expense
Interest expense decreased to $25.8 million for the year ended January 31, 2022 from $50.4 million for the year ended January 31, 2021, a decrease of $24.6 million. The decrease was driven by a lower average outstanding balance of debt and by a lower effective interest rate.
Loss (gain) on Extinguishment of Debt
During the year ended January 31, 2022, we incurred a loss of $1.2 million related to the retirement of the remaining $141.2 million aggregate principal amount of our 7.250% Senior Notes due 2022 ("Senior Notes") and to the amendment of our Fifth Amended and Restated Loan and Security Agreement. During the year ended January 31, 2021, we incurred a gain of $0.4 million related to the retirement of $85.8 million aggregate principal amount of our 7.250% Senior Notes due 2022 ("Senior Notes") in connection with a tender offer.
Provision (benefit) for Income Taxes

	Year Ended January 31,
(dollars in thousands)	2022	2021	Change
Provision (benefit) for income taxes	$33,512	$(16,190)	$49,702
Effective tax rate	23.6%	83.8%

The increase in the income tax expense for the year ended January 31, 2022 compared to the year ended January 31, 2021 was primarily driven by a $161.0 million increase of pre-tax book income at the statutory rate of 21%. In addition, a benefit of $14.9 million was also recognized for the year ended January 31, 2021 as a result of net operating loss provisions within the CARES Act that provide for a five year carryback of losses.
Impact of Inflation and Changing Prices
We do not believe that inflation has had a material effect on our net sales or results of operations but we continue to monitor the impact the current rise in inflation may have on our customers and our business. Moreover, further significant increases in oil and gasoline prices could adversely affect our customers’ shopping decisions and payment patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and increases in oil and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs could adversely affect our results of operations. In addition, the cost of items we purchase may increase or shortages of these items may arise as a result of changes in trade regulations, currency fluctuations, border taxes, import tariffs, or other factors beyond our control.
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
Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represent approximately 69% of our fiscal year 2022 originations, with maximum equivalent interest rates of up to 32% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 14% of our fiscal year 2022 originations.
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
On March 27, 2020 the CARES Act was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $18.9 million as of January 31, 2022. All COVID-19 specific deferral programs ended during the third quarter of fiscal year 2021.

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	January 31,
	2022	2021	2020
Weighted average credit score of outstanding balances (1)	606	600	591
Average outstanding customer balance	$2,498	$2,463	$2,734
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)(4)	10.4%	12.4%	12.5%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(5)	16.8%	25.9%	29.4%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$50,282	$92,883	$112,410
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance (6)	18.5%	24.2%	14.6%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables (7)	33.7%	20.5%	17.7%

	Year Ended January 31,
	2022	2021	2020
Total applications processed	1,297,025	1,251,002	1,235,712
Weighted average origination credit score of sales financed (1)	616	615	608
Percent of total applications approved and utilized	21.8%	21.5%	27.0%
Average income of credit customer at origination	$49,100	$47,100	$45,800
Percent of retail sales paid for by:
In-house financing, including down payments received	51.0%	52.1%	67.6%
Third-party financing	17.7%	20.4%	17.8%
Third-party lease-to-own option	10.4%	8.5%	7.0%
	79.1%	81.0%	92.4%
(1)Credit scores exclude non-scored accounts.
(2)Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
(3)Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.
(4)Decrease was primarily due to an increase in cash collections that occurred in fiscal year 2022 and the tightening of underwriting standards that occurred in fiscal year 2021.
(5)Decrease was primarily due to an increase in cash collections, the change in the unilateral re-age policy that occurred in the second quarter of fiscal year 2021 and the tightening of underwriting standards that occurred in fiscal year 2021.
(6)For the periods ended January 31, 2022 and January 31, 2021, the allowance for bad debts and uncollectible interest is based on the current expected credit loss methodology required under ASC 326. For the period ended January 31, 2020, the allowance for bad debts and uncollectible interest is based on the incurred loss methodology.
(7)Increase is due to a shift in underwriting strategy that occurred in the first quarter of fiscal year 2022.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 16.1% as of January 31, 2022 from 21.0% as of January 31, 2021. The decrease in our allowance for uncollectible accounts was primarily related to a decline in the non-TDR re-age balance, improvements in 60+ day delinquencies and a decrease in the economic adjustment due to an improved macroeconomic outlook.

The percentage of the carrying value of non-restructured accounts greater than 60 days past due decreased 40 basis points over the prior year period to 8.5% as of January 31, 2022 from 8.9% as of January 31, 2021.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the restructured portfolio balance was 42.0% as of January 31, 2022 as compared to 41.6% as of January 31, 2021. The increase is primarily due to an increase in the loss rate on restructured accounts.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 11.1% for fiscal year 2022 compared to 16.3% for fiscal year 2021. The decrease in bad debt charge-offs, net of recoveries, was primarily due to increased cash collections and the tightening of underwriting standards that occurred in fiscal year 2021.
As of January 31, 2022 and 2021, balances under no-interest programs included within customer receivables were $380.4 million and $252.8 million, respectively. This increase is due to a shift in the underwriting strategy that occurred in the first quarter of fiscal year 2022.
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
Operating cash flows.  For the year ended January 31, 2022, net cash provided by operating activities was $176.4 million compared to $462.1 million for the year ended January 31, 2021. The decrease in net cash provided by operating activities was primarily driven by an increase in inventory in comparison to the prior year period when we were preserving liquidity in the midst of the COVID-19 pandemic, higher prior year collections due to a higher customer accounts receivable balance compared to the current year period and a decrease in net income when adjusted for non-cash activity.
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
Investing cash flows.  For the year ended January 31, 2022, net cash used in investing activities was $44.9 million compared to $55.9 million for the year ended January 31, 2021. The cash used during the year ended January 31, 2022 was primarily for investments in new stores and technology investments.
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
Financing cash flows.  For the year ended January 31, 2022, net cash used in financing activities was $152.2 million compared to net cash used in financing activities of $426.8 million for the year ended January 31, 2021 and net cash used in financing activities of $7.3 million for the year ended January 31, 2020. During the year ended January 31, 2022, we issued 2020-A Class C VIE asset backed notes and 2021-A VIE asset backed notes resulting in net proceeds to us of approximately $62.5 million and $375.2 million, net of transaction costs, respectively. The proceeds from the asset-backed notes were used to pay down the balance of the Company’s Revolving Credit Facility and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $483.9 million during the year ended January 31, 2022 compared to approximately $599.1 million in the comparable prior year period. During the year ended January 31, 2022, net borrowings under our Revolving Credit Facility were $97.0 million compared to net borrowings of $22.9 million during the year ended January 31, 2021. During the year ended January 31, 2022, we retired the remaining $141.2 million aggregate principal amount of our Senior Notes outstanding. During the year ended January 31, 2021, we retired $85.8 million aggregate principal amount of our Senior Notes in connection with a tender offer, resulting in a payment on extinguishment of debt of $84.3 million, net of transaction costs paid.
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
Share Repurchase Program. On December 14, 2021, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $150 million of our outstanding common stock. The stock repurchase program expires on December 14, 2022. For the year ended January 31, 2022, we repurchased 2,603,479 shares of our common stock at an average weighted cost per share of $22.61 for an aggregate amount of $58.9 million.
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
The asset-backed notes outstanding as of January 31, 2022 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2020-A Class A Notes	$174,900	$173,716	$9,184	10/16/2020	6/16/2025	1.71%	4.47%
2020-A Class B Notes	65,200	64,754	18,342	10/16/2020	6/16/2025	4.27%	5.51%
2020-A Class C Notes	62,900	62,535	17,695	2/24/2021	6/16/2025	4.20%	5.72%
2021-A Class A Notes	247,830	246,152	195,595	11/23/2021	5/15/2026	1.05%	2.43%
2021-A Class B Notes	66,090	65,635	66,090	11/23/2021	5/15/2026	2.87%	3.36%
2021-A Class C Notes	63,890	63,450	63,890	11/23/2021	5/15/2026	4.59%	5.07%
Total	$680,810	$676,242	$370,796
(1)After giving effect to debt issuance costs.
(2)For the year ended January 31, 2022, and inclusive of the impact of changes in timing of actual and expected cash flows.
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

On November 23, 2021, the Company completed the issuance and sale of $377.8 million aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $375.2 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on May 15, 2026 and consist of $247.8 million of 1.05% Asset Backed Fixed Rate Notes, Class A, Series 2021-A, $66.1 million of 2.87% Asset Backed Fixed Rate Notes, Class B, Series 2021-A, and $63.9 million of 4.59% Asset Backed Fixed Rate Notes, Class C, Series 2021-A Asset Backed Fixed Rate Notes.
On December 30, 2021 the Company completed the redemption of the 2019-B Asset Backed Notes at an aggregate redemption price of $52.4 million (which was equal to the entire outstanding principal balance plus accrued interest).
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2022, we had immediately available borrowing capacity of $352.2 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.5 million.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.0% for the year ended January 31, 2022.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of January 31, 2022, we were restricted from making distributions in excess of $225.9 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at January 31, 2022. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at January 31, 2021 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	8.35:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	9.29:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.38:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.83:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$30.7 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.7 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.3 million and $0.9 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened 12 new stores during fiscal year 2022, and currently plan to open 13 to 16 new stores during fiscal year 2023. Additionally, we plan to renovate several of our stores during fiscal year 2023. Our anticipated capital expenditures for fiscal year 2023 are between $90.0 and $100.0 million, which is primarily related to new store construction, existing store remodels, opening new distribution centers for geographic expansion and technology investments.
Cash Flow. We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of January 31, 2022, beyond cash generated from operations we had (i) immediately available borrowing capacity of $352.2 million under our Revolving Credit Facility and (ii) $7.7 million of cash on hand. However, we have, in the past, sought to raise additional capital.
We expect that for the next 12 months and the foreseeable future, cash generated from operations, proceeds from potential accounts receivable securitizations and our Revolving Credit Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund capital expenditures as discussed above in Capital Expenditures.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2022:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments:
Revolving Credit Facility (1)	$161,356	$3,911	$7,823	$149,622	$—
2020-A Class A Notes (2)	9,713	157	314	9,242	—
2020-A Class B Notes (2)	20,985	783	1,566	18,636	—
2020-A Class C Notes (2)	20,202	743	1,486	17,973	—
2021-A Class A Notes (2)	204,401	2,054	4,107	198,240	—
2021-A Class B Notes (2)	74,223	1,897	3,794	68,532	—
2021-A Class C Notes (2)	76,464	2,933	5,865	67,666	—
Financing lease obligations	7,876	1,197	2,371	1,369	2,939
Operating leases:
Real estate	506,296	86,856	159,143	115,617	144,680
Equipment	105	70	27	8	—
Contractual commitments (3)	95,853	89,802	5,826	225	—
Total	$1,177,474	$190,403	$192,322	$647,130	$147,619
(1)Estimated interest payments are based on the outstanding balance as of January 31, 2022 and the interest rate in effect at that time.

(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments primarily include commitments to purchase inventory of $75.7 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. As of January 31, 2022, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of January 31, 2022 and a summarized Statement of Operations on a consolidated basis for the twelve months ended January 31, 2022. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of January 31, 2022 and for the twelve months ended January 31, 2022:

January 31,
(in thousands)	2022
Assets
Cash, cash equivalents and restricted cash	$9,765
Customer accounts receivable, net of allowances	243,527
Inventories	246,826
Net due from non-guarantor subsidiary	14,903
Other current assets	78,556
Total current assets	593,577
Long-term portion of customer accounts receivable, net of allowances	264,527
Property and equipment, net	192,763
Right of use assets, net	256,267
Other assets	52,199
Total assets	$1,359,333

Liabilities
Current portion of debt	$889
Lease liability operating - current	54,534
Other liabilities	200,326
Total current liabilities	255,749
Lease liability operating - non current	330,439
Long-term debt	154,224
Other long-term liabilities	26,889
Total liabilities	$767,301

(in thousands)	Year Ended January 31, 2021
Revenues:
Net sales and finances charges	$1,500,510
Servicing fee revenue from non-guarantor subsidiary	44,177
Total revenues	1,544,687
Total costs and expenses	1,484,264
Net income	$60,423

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
As of January 31, 2022 and 2021, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $165.0 million and $219.7 million, respectively. As of January 31, 2022 and 2021, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $44.0 million and $78.3 million, respectively. A 100 basis point increase in our estimated gross charge-off rate would increase our allowance for doubtful accounts on our customer accounts receivable by $7.3 million based on the balance outstanding at January 31, 2022.
Interest income on customer accounts receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2022 and 2021, there were $8.6 million and $8.9 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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

We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. At January 31, 2022 and 2021, the carrying value of customer accounts receivable in non-accrual status was $5.9 million and $8.5 million. At January 31, 2022 and 2021, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $84.1 million and $111.5 million, respectively. At January 31, 2022 and 2021, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $5.5 million and $5.2 million, respectively, were included within the customer receivables balance carried in non-accrual status.
Inventories.  Inventories consist of merchandise purchased for resale and service parts and are recorded at the lower of cost or net realizable value. The carrying value of the inventory is reduced to its net realizable value for any product lines with excess of carrying amount, typically weighted-average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value is estimated based on assumptions regarding inventory aging and historical product sales. A 10% difference in our actual inventory reserve at January 31, 2022, would have affected our cost of goods sold by $0.3 million.
Impairment of Long-Lived Assets.  Long-lived assets are evaluated for impairment, primarily at the asset group level. The asset group is defined as stores and cross-docks within a distribution center’s service area. We monitor asset group performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of an asset group's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. During the year ended January 31, 2020, we recognized $3.2 million in impairments from the exiting of certain leases. See Note 4, Charges and Credits, for details. For the years ended January 31, 2022 and 2021 there were no impairments.
Vendor allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2022, 2021 and 2020, we recorded $118.1 million, $122.7 million and $156.6 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit on the Revolving Credit Facility in the immediately preceding quarter. Accordingly, changes in our total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of January 31, 2022, the balance outstanding under our Revolving Credit Facility was $149.0 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $1.5 million over a 12-month period, based on the balance outstanding at January 31, 2022.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Conn’s, Inc. and subsidiaries (the “Company”) as of January 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 29, 2022 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses

Description of the Matter
At January 31, 2022 the Company’s balance of customer accounts receivable was $1.13 billion and the related allowance for credit losses was $193.9 million. As discussed in Note 1 to the consolidated financial statements, the Company recognizes an allowance for expected credit losses over the life of customer accounts receivable. Management measures expected losses on a pool basis where similar risk characteristics exist using historical charge-off experience to estimate an allowance. In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries as well as forward-looking macro-economic forecasts are also considered. To the extent that situations and trends arise which are not captured in management’s model, management will layer on additional qualitative adjustments.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the allowance for credit losses process, including management’s review and approval of models used to calculate the estimate and the evaluation of the completeness and accuracy of data inputs, assumptions, and outputs of those models. We also evaluated the Company’s controls over the identification and measurement of qualitative adjustments, review of portfolio trends, and overall evaluation of the recorded allowance estimate.
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
Houston, Texas
March 29, 2022

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$7,707	$9,703
Restricted cash (includes VIE balances of $29,872 and $48,622, respectively)	31,930	50,557
Customer accounts receivable, net of allowance (includes VIE balances of $212,259 and $259,811, respectively)	455,787	478,734
Other accounts receivable	63,055	61,716
Inventories	246,826	196,463
Income taxes receivable	6,745	38,059
Prepaid expenses and other current assets	8,756	8,831
Total current assets	820,806	844,063
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $167,905 and $184,304, respectively)	432,431	430,749
Property and equipment, net	192,763	190,962
Operating lease right-of-use assets	256,267	265,798
Deferred income taxes	—	9,448
Other assets	52,199	14,064
Total assets	$1,754,466	$1,755,084
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$889	$934
Accounts payable	74,705	69,367
Accrued compensation and related expenses	36,677	24,944
Accrued expenses	73,035	58,046
Operating lease liability - current	54,534	44,011
Income taxes payable	3,007	1,447
Deferred revenues and other credits	15,569	13,007
Total current liabilities	258,416	211,756
Operating lease liability - non current	330,439	354,598
Long-term debt and finance lease obligations (includes VIE balances of $367,925 and $411,551 respectively)	522,149	608,635
Deferred tax liability	7,351	—
Other long-term liabilities	21,292	22,940
Total liabilities	1,139,647	1,197,929
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (0.01 par value, 100,000,000 shares authorized; 33,015,053 and 32,711,623 shares issued, respectively)	330	327
Treasury stock (at cost; 6,088,920 shares and 3,485,441 shares, respectively)	(125,145)	(66,290)
Additional paid-in capital	140,419	132,108
Retained earnings	599,215	491,010
Total stockholders’ equity	614,819	557,155
Total liabilities and stockholders’ equity	$1,754,466	$1,755,084
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended January 31,
	2022	2021	2020
Revenues:
Product sales	$1,205,545	$973,031	$1,042,424
Repair service agreement commissions	89,101	78,838	106,997
Service revenues	10,743	12,442	13,814
Total net sales	1,305,389	1,064,311	1,163,235
Finance charges and other revenues	284,642	321,714	380,451
Total revenues	1,590,031	1,386,025	1,543,686
Costs and expenses:
Cost of goods sold	825,987	668,315	697,784
Selling, general and administrative expense	544,490	478,767	503,024
Provision for bad debts	48,184	202,003	205,217
Charges and credits	2,677	6,326	3,142
Total costs and expenses	1,421,338	1,355,411	1,409,167
Operating income	168,693	30,614	134,519
Interest expense	25,758	50,381	59,107
Loss (gain) on extinguishment of debt	1,218	(440)	1,094
Income (loss) before income taxes	141,717	(19,327)	74,318
Provision (benefit) for income taxes	33,512	(16,190)	18,314
Net income (loss)	$108,205	$(3,137)	$56,004
Earnings (loss) per share:
Basic	$3.70	$(0.11)	$1.85
Diluted	$3.61	$(0.11)	$1.82
Weighted average common shares outstanding:
Basic	29,267,691	29,060,512	30,275,662
Diluted	30,001,490	29,060,512	30,814,775
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance January 31, 2019	31,788,162	$318	$111,185	$508,472	—	$—	$619,975
Adoption of ASU 2016-02	—	—	—	6,160	—	—	6,160
Exercise of options and vesting of restricted stock, net of withholding tax	283,434	2	(1,987)	—	—	—	(1,985)
Issuance of common stock under Employee Stock Purchase Plan	53,459	1	765	—	—	—	766
Stock-based compensation	—	—	12,550	—	—	—	12,550
Common stock repurchase	—	—	—	—	(3,485,441)	(66,290)	(66,290)
Net income	—	—	—	56,004	—	—	56,004
Balance January 31, 2020	32,125,055	$321	$122,513	$570,636	(3,485,441)	$(66,290)	$627,180
Adoption of ASU 2016-13	—	—	—	(76,489)	—	—	(76,489)
Exercise of options and vesting of restricted stock, net of withholding tax	445,895	5	(1,687)	—	—	—	(1,682)
Issuance of common stock under Employee Stock Purchase Plan	140,673	1	697	—	—	—	698
Stock-based compensation	—	—	10,585	—	—	—	10,585
Net loss	—	—	—	(3,137)	—	—	(3,137)
Balance January 31, 2021	32,711,623	$327	$132,108	$491,010	(3,485,441)	$(66,290)	$557,155
Exercise of options and vesting of restricted stock, net of withholding tax	252,168	2	(1,412)	—	—	—	(1,410)
Issuance of common stock under Employee Stock Purchase Plan	51,262	1	808	—	—	—	809
Stock-based compensation	—	—	8,915	—	—	—	8,915
Common stock repurchase	—	—	—	—	(2,603,479)	(58,855)	(58,855)
Net income	—	—	—	108,205	—	—	108,205
Balance January 31, 2022	33,015,053	$330	$140,419	$599,215	(6,088,920)	$(125,145)	$614,819
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$108,205	$(3,137)	$56,004
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	45,450	41,068	36,841
Change in right-of-use asset	35,186	29,956	27,577
Amortization of debt issuance costs	5,485	8,527	9,828
Provision for bad debts and uncollectible interest	84,286	265,929	269,295
Stock-based compensation expense	8,915	9,330	12,550
Charges, net of credits	2,677	6,326	3,142
Deferred income taxes	16,799	31,323	7,488
Loss (gain) on early termination of debt	1,218	(440)	—
Loss from disposal of property and equipment	258	497	90
Tenant improvement allowances received from landlords	14,143	21,224	25,914
Change in operating assets and liabilities:
Customer accounts receivable	(62,543)	63,871	(266,997)
Other accounts receivables	(1,818)	6,595	(5,346)
Inventories	(50,363)	23,293	278
Other assets	1,081	393	(6,983)
Accounts payable	5,338	17,507	(23,041)
Accrued expenses	19,325	15,905	(21,689)
Operating leases	(53,435)	(40,384)	(35,816)
Income taxes	(4,687)	(35,270)	(9,930)
Deferred revenues and other credits	882	(398)	861
Net cash provided by operating activities	176,402	462,115	80,066
Cash flows from investing activities:
Purchases of property and equipment	(44,859)	(55,927)	(57,546)
Proceeds from asset dispositions	—	—	724
Net cash used in investing activities	(44,859)	(55,927)	(56,822)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	440,710	240,100	867,750
Payments on asset-backed notes	(483,904)	(599,144)	(505,442)
Borrowings under revolving credit facility	1,530,376	1,355,362	1,625,440
Payments on revolving credit facility	(1,433,376)	(1,332,462)	(1,865,069)
Payments on warehouse facility	—	—	(53,635)
Payment for share repurchases	(55,384)	—	(66,290)
Payment of debt issuance costs and amendment fees	(7,658)	(4,753)	(7,876)
Proceeds from stock issued under employee stock purchase plan	809	698	988
Tax payments associated with equity-based compensation transactions	(1,410)	(1,682)	(2,216)
Payment for extinguishment of debt	(141,279)	(84,324)	—
Other	(1,050)	(578)	(976)
Net cash used in financing activities	(152,166)	(426,783)	(7,326)
Net change in cash, cash equivalents and restricted cash	(20,623)	(20,595)	15,918
Cash, cash equivalents and restricted cash, beginning of period	60,260	80,855	64,937
Cash, cash equivalents and restricted cash, end of period	$39,637	$60,260	$80,855
(continued on next page)

	Year Ended January 31,
	2022	2021	2020
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$34,847	$72,741	$75,296
Right-of-use assets obtained in exchange for new financing lease liabilities	$1,160	$1,653	$1,110
Property and equipment purchases not yet paid	$9,059	$7,890	$9,717
Supplemental cash flow data:
Cash interest paid	$18,252	$41,059	$50,491
Cash income taxes paid (refunded), net	$21,525	$(11,586)	$17,169
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Summary of Significant Accounting Policies
Business. Conn’s, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s, Inc. and, as apparent from the context, its subsidiaries. Conn’s is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to proprietary credit solutions for its core consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, under-served population of consumers who typically have limited credit alternatives.
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
Cash and Cash Equivalents. As of January 31, 2022 and 2021, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $5.2 million and $7.9 million as of January 31, 2022 and 2021, respectively.
Restricted Cash. The restricted cash balance as of January 31, 2022 and 2021 includes $25.7 million and $41.6 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $4.2 million and $7.0 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law to address the economic impact of the COVID-19 pandemic. Under the CARES Act, modifications deemed to be COVID-19 related are not considered a TDR if the loan was current (not more than 30 days past due as of March 31, 2020) and the deferral was executed between April 1, 2020 and the earlier of 60 days after the termination of the COVID-19 national emergency or December 31, 2020. In response to the CARES Act, the Company implemented short-term deferral programs for our customers. The carrying value of the customer receivables on accounts which were current prior to receiving a COVID-19 related deferment was $18.9 million and $65.2 million as of January 31, 2022 and 2021.
Interest Income on Customer Accounts Receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2022 and 2021, there were $8.6 million and $8.9 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the balance of the loan. At January 31, 2022 and 2021, the carrying value of customer accounts receivable in non-accrual status was $5.9 million and $8.5 million, respectively. At January 31, 2022 and 2021, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $84.1 million and $111.5 million, respectively. At January 31, 2022 and January 31, 2021, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $5.5 million and $5.2 million, respectively, were included within the customer receivables balance carried in non-accrual status.
Allowance on Doubtful Accounts. The allowance for credit losses is measured on a collective (pool) basis where similar risk characteristics exist. Upon adoption of ASC 326, the Company elected to maintain the pools of customer accounts receivable that were previously accounted for under ASC 310 (Non-TDR Non-Re-aged, Non-TDR Re-aged, and TDR). These pools are further segmented based on shared risk attributes, which include the borrower’s FICO score, product class, length of customer relationship and delinquency status. The allowance for credit losses is determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. Changes to the allowance for credit losses after adoption are recorded through provision expense.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2022, 2021 and 2020, we recorded $118.1 million, $122.7 million and $156.6 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Internal-Use Software Costs. Costs related to software developed or obtained for internal use and cloud-based computing arrangements are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. Costs incurred during the post implementation stage are expensed as incurred. Once placed into service, capitalized costs are amortized over periods of up to 10 years. No software costs were written-off in the years ended January 31, 2022 and 2021. For the year ended January 31, 2020, we incurred a $1.2 million loss on impairments of software costs for a loan management system that was abandoned during fiscal year 2020. See Note 4, Charges and Credits, for further details regarding fiscal year 2020 write-offs.
Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the asset group level. The asset group is defined as stores and cross-docks within a distribution center’s service area. We monitor asset group performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of an asset group's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. During the year ended January 31, 2020, we recognized $3.2 million in impairments from the exiting of certain leases. See Note 4, Charges and Credits, for details. For the years ended January 31, 2022 and 2021 there were no impairments.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt.  All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 6, Debt and Financing Lease Obligations, are included in other assets on our Consolidated Balance Sheet and were $5.1 million and $3.5 million as of January 31, 2022 and 2021, respectively.
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
Service Income: The Company has a single performance obligation associated with these contracts: the servicing of the RSA claims. Service revenues are recognized at the time service is provided to the consumer.
Volume Rebate Incentive: As part of our agreement with our third-party provider of no-interest option programs, we may receive a volume rebate incentive based on the total dollar value of sales made under our third-party provider program. The Company has a single performance obligation associated with this contract: the delivery of the product to the customer, at which point control transfers. Revenue for the volume rebate incentive is recognized upon delivery of the product to the customer based on the projected total annual dollar value of sales to be made under our third-party provider.
Deferred Revenue.  Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the twelve months ended January 31, 2022, we recognized $4.7 million of revenue for customer deposits deferred as of the beginning of the period compared to $1.2 million recognized during the twelve months ended January 31, 2021. During the twelve months ended January 31, 2022, we recognized $3.2 million of revenue for RSA administrative fees deferred as of the beginning of the period compared to $4.0 million recognized during the twelve months ended January 31, 2021.
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
Advertising Costs. Advertising costs are expensed as incurred. For fiscal years 2022, 2021 and 2020, advertising expense was $90.4 million, $72.5 million and $84.8 million, respectively.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year Ended January 31,
	2022	2021	2020
Weighted-average common shares outstanding - Basic	29,267,691	29,060,512	30,275,662
Dilutive effect of stock options, RSUs and PSUs	733,799	—	539,113
Weighted-average common shares outstanding - Diluted	30,001,490	29,060,512	30,814,775
For the years ended January 31, 2022, 2021 and 2020, the weighted-average number of stock options, RSUs, and PSUs not included in the calculation due to their anti-dilutive effect, was 704,582, 1,097,996 and 898,449, respectively.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short nature of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At January 31, 2022, the fair value of the asset-backed notes was $369.6 million, compared to the carrying value of $370.8 million, which was determined using Level 2 inputs based on inactive trading activity.
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
Changes due to Securities and Exchange Commission Modernization Regulation S-K Items 101, 103, and 105
On August 26, 2020, the Securities and Exchange Commission ("SEC") adopted amendments to modernize the description of business, legal proceedings and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. These

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amendments are intended to eliminate duplicative disclosures and modernize and enhance Management's Discussion & Analysis of Financial Condition and Results of Operations disclosures. Previously, more explicit disclosures were required whereas now management is able to take a principles-based approach in disclosing certain material information. The amendments became effective February 10, 2021.
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
No other new accounting pronouncements issued or effective as of January 31, 2022 have had or are expected to have a material impact on our consolidated financial statements.
2.     Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	January 31, 2022	January 31, 2021
Customer accounts receivable (1)	$1,130,395	$1,233,717
Deferred fees and origination costs, net	(13,503)	(14,212)
Allowance for no-interest option credit programs	(19,654)	(11,985)
Allowance for uncollectible interest	(15,124)	(21,427)
Carrying value of customer accounts receivable	1,082,114	1,186,093
Allowance for credit losses (2)	(193,896)	(276,610)
Carrying value of customer accounts receivable, net of allowance for bad debts	888,218	909,483
Short-term portion of customer accounts receivable, net	(455,787)	(478,734)
Long-term customer accounts receivable, net	$432,431	$430,749

	Carrying Value
(in thousands)	January 31, 2022	January 31, 2021
Customer accounts receivable 60+ days past due (3)	$112,858	$146,820
Re-aged customer accounts receivable (4)	181,996	306,845
Restructured customer accounts receivable (5)	99,557	178,374
(1)As of January 31, 2022 and 2021, the customer accounts receivable balance included $22.3 million and $31.1 million, respectively, in interest receivable. Net of the allowance for uncollectible interest, interest receivable outstanding as of January 31, 2022 and 2021 was $7.2 million and $9.7 million, respectively.
(2)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of January 31, 2022 and 2021, which incorporated the continued estimated impact of the global COVID-19 pandemic on the U.S. economy. Our forecast utilized economic projections from a major rating service reflecting a decrease in unemployment rates.
(3)As of January 31, 2022 and 2021, the carrying value of customer accounts receivable past due one day or greater was $299.0 million and $340.8 million, respectively. These amounts include the 60+ days past due balances shown above.
(4)The re-aged carrying value as of January 31, 2022 and 2021 includes $48.6 million and $88.0 million, respectively, in carrying value that are both 60+ days past due and re-aged.
(5)The restructured carrying value as of January 31, 2022 and 2021 includes $29.0 million and $57.1 million, respectively, in carrying value that are both 60+ days past due and restructured.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	January 31, 2022	January 31, 2021
Customer accounts receivable - current	$564,825	$643,903
Allowance for credit losses for customer accounts receivable - current	(109,038)	(165,169)
Customer accounts receivable, net of allowances	455,787	478,734
Customer accounts receivable - non current	532,413	563,617
Allowance for credit losses for customer accounts receivable - non current	(99,982)	(132,868)
Long-term portion of customer accounts receivable, net of allowances	432,431	430,749
Total customer accounts receivable, net	$888,218	$909,483

The following presents the activity in our allowance for credit losses and uncollectible interest for customer accounts receivable:

	January 31, 2022
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$219,739	$78,298	$298,037
Provision (1)	52,872	30,936	83,808
Principal charge-offs (2)	(105,889)	(64,239)	(170,128)
Interest charge-offs	(28,972)	(17,576)	(46,548)
Recoveries (2)	27,294	16,557	43,851
Allowance at end of period	$165,044	$43,976	$209,020
Average total customer portfolio balance	$995,373	$140,618	$1,135,991

	January 31, 2021
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$145,680	$88,124	$233,804
Impact of adoption ASC 326	95,136	3,526	98,662
Provision (1)	185,210	80,276	265,486
Principal charge-offs (2)	(178,777)	(81,142)	(259,919)
Interest charge-offs	(50,060)	(22,721)	(72,781)
Recoveries (2)	22,550	10,235	32,785
Allowance at end of period	$219,739	$78,298	$298,037
Average total customer portfolio balance	$1,184,174	$211,254	$1,395,428

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 2020
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$147,123	$67,756	$214,879
Provision (3)	177,250	91,356	268,606
Principal charge-offs (2)	(158,773)	(63,074)	(221,847)
Interest charge-offs	(37,850)	(15,037)	(52,887)
Recoveries (2)	17,930	7,123	25,053
Allowance at end of period	$145,680	$88,124	$233,804
Average total customer portfolio balance	$1,367,260	$200,618	$1,567,878
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
(3)Includes provision for uncollectible interest, which is included in finance charges and other revenues.
We manage our Customer Accounts Receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by calendar year of origination as of January 31, 2022:

(dollars in thousands)
Delinquency Bucket	2022	2021	2020	2019	Prior	Total	% of Total
Current	$49,086	$499,028	$163,576	$63,716	$7,693	$783,099	72.3%
1-30	—	78,304	39,683	23,019	5,630	146,636	13.6%
31-60	—	19,498	10,509	7,367	2,147	39,521	3.7%
61-90	—	14,261	7,562	5,243	1,544	28,610	2.6%
91+	—	35,830	24,678	18,038	5,702	84,248	7.8%
Total	$49,086	$646,921	$246,008	$117,383	$22,716	$1,082,114	100.0%

3.     Property and Equipment
Property and equipment consist of the following:

	Estimated	January 31,
(dollars in thousands)	Useful Lives	2022	2021
Land	—	$1,644	$1,644
Buildings	30 years	4,121	4,115
Leasehold improvements	5 to 15 years	331,776	313,926
Equipment and fixtures	3 to 5 years	104,623	97,407
Finance leases	3 to 20 years	9,480	9,027
Construction in progress	—	31,764	14,702
		483,408	440,821
Less accumulated depreciation		(290,645)	(249,859)
		$192,763	$190,962
Depreciation expense was approximately $45.5 million, $41.1 million and $36.8 million for the years ended January 31, 2022, 2021 and 2020, respectively. Construction in progress is comprised primarily of the construction of leasehold improvements

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related to unopened retail stores and internal-use software under development. Finance lease assets primarily include retail locations.
4.    Charges and Credits
Charges and credits consisted of the following:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Store and facility closure and relocation costs	$—	$—	$1,933
Legal and professional fees, securities-related litigation, a legal judgment and other legal matters	—	3,589	—
Employee severance	—	2,737	—
Excess import freight costs	2,677	—	—
Write-off of capitalized software costs	—	—	1,209
	$2,677	$6,326	$3,142
During the year ended January 31, 2022, we recognized $2.7 million of non-recurring domestic transportation costs incurred due to unprecedented congestion in U.S. ports. During the year ended January 31, 2021, we recognized $3.6 million in professional fees associated with non-recurring expenses. In addition, we recognized $2.7 million in severance costs related to a change in the executive management team. During the year ended January 31, 2020, we recognized $3.2 million in impairments from the exiting of certain leases upon the relocation of three distribution centers into one facility. These facility closure costs were offset by a $0.7 million gain from increased sublease income related to the consolidation of our corporate headquarters and a $0.6 million gain from the sale of a cross-dock. In addition, we recognized $1.2 million in impairments of software costs for a loan management system that was abandoned during the third quarter of fiscal year 2020.
5.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Interest income and fees	$259,422	$303,209	$341,224
Insurance income	24,270	17,689	38,417
Other revenues	950	816	810
Total finance charges and other revenues	$284,642	$321,714	$380,451
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
For the years ended January 31, 2022, 2021 and 2020, interest income and fees reflected provisions for uncollectible interest of $36.1 million, $63.9 million and $64.1 million, respectively. The amount included in interest income and fees related to TDR accounts for the years ended January 31, 2022, 2021 and 2020 is $24.9 million, $37.5 million and $35.3 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

	January 31,
(in thousands)	2022	2021
Revolving Credit Facility	$149,000	$52,000
Senior Notes	—	141,172
2019-A VIE Asset-backed Class A Notes	—	19,521
2019-A VIE Asset-backed Class B Notes	—	25,069
2019-A VIE Asset-backed Class C Notes	—	24,202
2019-B VIE Asset-backed Class A Notes	—	17,860
2019-B VIE Asset-backed Class B Notes	—	85,540
2019-B VIE Asset-backed Class C Notes	—	83,270
2020-A VIE Asset-backed Class A Notes	9,184	93,326
2020-A VIE Asset-backed Class B Notes	18,342	65,200
2020-A VIE Asset-backed Class C Notes	17,695	—
2021-A VIE Asset-backed Class A Notes	195,595	—
2021-A VIE Asset-backed Class B Notes	66,090	—
2021-A VIE Asset-backed Class C Notes	63,890	—
Financing lease obligations	6,115	6,072
Total debt and financing lease obligations	525,911	613,232
Less:
Discount on debt	—	(524)
Deferred debt issuance costs	(2,873)	(3,139)
Current finance lease obligations	(889)	(934)
Long-term debt and financing lease obligations	$522,149	$608,635
Future maturities of debt, excluding financing lease obligations, as of January 31, 2022 are as follows:

(in thousands)
Year Ended January 31,
2023	$—
2024	—
2025	—
2026	194,221
2027	325,575
Total	$519,796
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The asset-backed notes outstanding as of January 31, 2022 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2020-A Class A Notes	$174,900	$173,716	$9,184	10/16/2020	6/16/2025	1.71%	4.47%
2020-A Class B Notes	65,200	64,754	18,342	10/16/2020	6/16/2025	4.27%	5.51%
2020-A Class C Notes	62,900	62,535	17,695	2/24/2021	6/16/2025	4.20%	5.72%
2021-A Class A Notes	247,830	246,152	195,595	11/23/2021	5/15/2026	1.05%	2.43%
2021-A Class B Notes	66,090	65,635	66,090	11/23/2021	5/15/2026	2.87%	3.36%
2021-A Class C Notes	63,890	63,450	63,890	11/23/2021	5/15/2026	4.59%	5.07%
Total	$680,810	$676,242	$370,796
(1)After giving effect to debt issuance costs.
(2)For the year ended January 31, 2022, and inclusive of the impact of changes in timing of actual and expected cash flows.
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
On November 23, 2021, the Company completed the issuance and sale of $377.8 million aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $375.2 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on May 15, 2026 and consist of $247.8 million of 1.05% Asset Backed Fixed Rate Notes, Class A, Series 2021-A, $66.1 million of 2.87% Asset Backed Fixed Rate Notes, Class B, Series 2021-A, and $63.9 million of 4.59% Asset Backed Fixed Rate Notes, Class C, Series 2021-A Asset Backed Fixed Rate Notes.
On December 30, 2021 the Company completed the redemption of the 2019-B Asset Backed Notes at an aggregate redemption price of $52.4 million (which was equal to the entire outstanding principal balance plus accrued interest).
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2022, we had immediately available borrowing capacity of $352.2 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.5 million.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.0% for the year ended January 31, 2022.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of January 31, 2022, we were restricted from making distributions in excess of $225.9 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at January 31, 2022. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at January 31, 2022 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	8.35:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	9.29:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.38:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.83:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$30.7 million	$100.0 million

All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.     Income Taxes
Deferred tax assets and liabilities consisted of the following:

	January 31,
(in thousands)	2022	2021
Deferred tax assets:
Deferred revenue	$549	$788
Employment tax	831	1,661
Indirect tax reserve	3,063	2,927
Inventories	2,656	1,866
Lease liability	72,252	89,411
Stock-based compensation	3,235	2,121
Net operating loss carryforwards	1,489	25,131
Other	2,364	2,192
Total deferred tax assets	86,439	126,097
Deferred tax liabilities:
Allowance for doubtful accounts	(9,808)	(9,829)
Right-of-use asset	(57,583)	(59,725)
Vendor prepayments	(1,320)	(1,165)
Sales tax receivable	(4,664)	(5,085)
Property and equipment	(20,401)	(40,454)
Other	(14)	(391)
Total deferred tax liabilities	(93,790)	(116,649)
Net deferred tax (liability) asset	$(7,351)	$9,448

As of January 31, 2022, the Company had a tax-effected state net operating loss carryforward of $1.5 million. Our state net operating loss carryforwards begin to expire starting with fiscal year 2030.
Realization of our deferred tax asset ultimately depends on the existence of sufficient taxable income, which may include future taxable income and tax planning strategies. Based on the weight of available evidence at January 31, 2022, we believe that it is more likely than not that we will generate sufficient taxable income to utilize our entire deferred tax asset prior to its expiration.
Provision (benefit) for income taxes consisted of the following:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Current:
Federal	$13,428	$(47,829)	$9,215
State	3,285	316	1,611
Total current	16,713	(47,513)	10,826
Deferred:
Federal	14,726	31,083	7,590
State	2,073	240	(102)
Total deferred	16,799	31,323	7,488
Provision (benefit) for income taxes	$33,512	$(16,190)	$18,314

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision (benefit) for income taxes at the U.S. federal statutory tax rate and the total tax provision for each of the periods presented in the statements of operations follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Income tax provision (benefit) at U.S. federal statutory rate	$29,761	$(4,059)	$15,607
State income taxes, net of federal benefit	3,782	843	2,011
Tax Act and other deferred tax adjustments	—	(15,009)	(910)
Employee benefits	419	1,350	1,873
Other	(450)	685	(267)
Provision (benefit) for income taxes	$33,512	$(16,190)	$18,314
A benefit of $14.9 million was recognized as of January 31, 2021 as a result of net operating loss provisions within the CARES Act (the “Tax Act”) that provide for a five-year carryback of losses.

Federal tax returns for fiscal years subsequent to January 31, 2018, remain subject to examination. Generally, state tax returns for fiscal years subsequent to January 31, 2018 remain subject to examination.
Changes in the balance of unrecognized tax benefits, including interest and penalties on uncertain tax positions, were as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Balance at February 1	$(9,853)	$(11,384)	$(11,625)
Decreases related to prior year tax positions	982	1,531	241
Increase related to current year tax positions	(452)	—	—
Balance at January 31	$(9,323)	$(9,853)	$(11,384)

As of January 31, 2022, 2021 and 2020 there are $4.6 million, $5.3 million, and $3.5 million, respectively of unrecognized tax benefits that, if recognized, would favorably affect the Company’s annual effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended January 31, 2022, 2021 and 2020, the Company recognized interest and penalties of approximately $0.6 million, $1.0 million and $0.7 million, respectively.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental lease information is summarized below:

		January 31,
(in thousands)	Balance sheet classification	2022	2021
Assets
Operating lease assets	Operating lease right-of-use assets	$256,267	$265,798
Finance lease assets	Property and equipment, net	5,851	5,813
Total leased assets		$262,118	$271,611
Liabilities
Operating (1)	Operating lease liability - current	$59,710	$53,958
Finance	Current finance lease obligations	889	934
Operating	Operating lease liability - non current	330,439	354,598
Finance	Long-term debt and finance lease obligations	5,226	5,138
Total lease liabilities		$396,264	$414,628
(1)Represents the gross operating lease liability before tenant improvement allowances. As of January 31, 2022 and 2021, we had $5.2 million and $9.9 million of tenant improvement allowances to be remitted by the landlord.

Lease Cost		Year Ended January 31,
(in thousands)	Income statement classification	2022	2021
Operating lease costs (1)	Selling, general and administrative expense	$65,841	$63,970
Total operating lease cost		$65,841	$63,970
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
Operating lease ROU Assets are regularly reviewed for impairment under the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall. No impairment was recognized for the year ended January 31, 2022 and 2021. For the year ended January 31, 2020, we recognized $1.9 million of impairments of ROU Assets on the consolidated statement of operations from the exiting of certain leases upon relocation of three of our distribution centers into one facility. See Note 4, Charges and Credits, for additional details.
Additional details regarding the Company’s leasing activities as a lessee are presented below:

Other Information	Year Ended January 31,
(dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$83,675	$73,983
Weighted-average remaining lease term (in years)
Finance leases	8.7	9.5
Operating leases	6.7	7.2
Weighted-average discount rate
Finance leases	5.0%	5.1%
Operating leases	7.3%	7.7%

For the years ended January 31, 2022, 2021 and 2020, total rent expense was $65.8 million, $65.1 million and $58.1 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2022:

(in thousands)	Operating Leases	Finance Leases	Total
Year ending January 31,
2023	$86,487	$1,197	$87,684
2024	83,478	1,267	84,745
2025	73,281	1,103	74,384
2026	61,635	809	62,444
2027	51,590	560	52,150
Thereafter	139,348	2,940	142,288
Total undiscounted cash flows	495,819	7,876	503,695
Less: Interest	105,670	1,761	107,431
Total lease liabilities	$390,149	$6,115	$396,264
9.     Stock-Based Compensation
On May 28, 2020, our stockholders approved the Conn’s, Inc. 2020 Omnibus Incentive Plan (“2020 Plan”). Upon the effectiveness of the 2020 Plan, no further awards were, or may in the future, be granted under any of our prior plans, which include the 2016 Omnibus Incentive Plan (“2016 Plan”), 2011 Non-Employee Director Restricted Stock Plan (“2011 Director Plan”) and the 2003 Non-Employee Director Stock Option Plan (“2003 Director Plan”). The 2020 plan provides for the issuance of 1,800,000 shares of Company common stock plus such number of shares as were, and may become, available under our prior plans. As such, shares subject to an award under the 2020 Plan, the 2016 Plan, the 2011 Plan, the 2011 Director Plan, the 2003 Director Plan or our Amended and Restated 2003 Incentive Stock Option Plan (“2003 Plan”) that lapse, expire, are forfeited or terminated, or are settled in cash will again become available for future grant under the 2020 Plan. During fiscal year 2022, a total of 88,053 shares were transferred to the 2020 Plan which all derived from the 2016 Omnibus Incentive Plan. During fiscal year 2021, a total of 937,514 shares were transferred to the 2020 Plan from the prior plans: 746,299 shares from the 2016 Omnibus Incentive Plan, 2,224 shares from the 2011 Omnibus Incentive Plan, and 48,991 shares from the 2011 Non-Employee Director Restricted Stock Plan, 140,000 shares from the 2003 Non-Employee Director Stock Option Plan.
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
As of January 31, 2022, shares authorized for future issuance were: 1,688,373 under the 2020 Plan.
Stock-Based Compensation Expense. Total stock-based compensation expense, recognized primarily in SG&A, from stock-based compensation consisted of the following:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Stock options	$1,608	$3,908	$3,978
RSUs and PSUs	7,038	5,058	8,316
Employee stock purchase plan	269	364	256
Accelerated RSU expense charged to severance	—	1,255	—
	$8,915	$10,585	$12,550

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the years ended January 31, 2022, 2021, and 2020, we recognized tax benefits related to stock-based compensation of $1.8 million, $2.3 million and $1.4 million, respectively.  As of January 31, 2022, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $15.2 million and is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of RSUs, PSUs and stock options vested during fiscal years 2022, 2021 and 2020 was $14.0 million, $5.1 million and $8.4 million, respectively, based on the market price at the vesting date.
Stock Options.
The following table summarizes the activity for outstanding stock options:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding, January 31, 2021	720,166	$30.49
Granted	—	$—
Exercised	—	$—
Forfeited and expired	—	$—
Outstanding, January 31, 2022	720,166	$30.49	6.0
Vested and expected to vest, January 31, 2022	720,166	$30.49	6.0
Exercisable, January 31, 2022	410,083	$29.09	5.9
No stock options were exercised during the years ended January 31, 2022 and January 31, 2021. During the year ended January 31, 2020, the total intrinsic value of stock options exercised was $0.4 million. The aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable at January 31, 2022 was approximately $0.6 million. The total fair value of common stock options vested during fiscal years 2022, 2021 and 2020 was $7.5 million, $0.3 million and $0.3 million, respectively, based on the market price at the vesting date.
Restricted Stock Units. The restricted stock unit program consists of a combination of PSUs and RSUs. RSUs vest on a straight-line basis over their term, which is generally three years to four years.
As of January 31, 2022 there are two PSU awards outstanding. Under both PSU awards, the number of PSUs issued is dependent upon attainment of an annualized Total Shareholder Return (“TSR”) target for the period identified in the award, which is three fiscal years. In the event TSR exceeds the respective defined target, shares will be awarded in excess of the target amount. For the first award, this is up to a maximum of 150% of the target award, and for the second award, this is up to 200% of the target award. In the event TSR falls below the respective predefined target, a reduced number of shares will be awarded. If TSR falls below the respective threshold level, no shares will be awarded. PSUs vest on predetermined schedules, which occur over three years.
For grants of PSUs, the fair value is the market value of our stock at the date of issuance adjusted for the market condition using a Monte Carlo model. No dividend yield was included in the weighted average assumptions for the PSUs granted during fiscal years 2022 or 2021. The weighted average fair value per grant issued is $25.23 and $8.36 for fiscal years 2022 and 2021, respectively. The weighted-average assumptions used in the Monte Carlo valuations are as follows:

	Year Ended January 31,
	2022	2021
Expected stock price volatility	83.0%-87.0%	60.0%
Risk-free interest rate	0.17%-0.67%	1.42%
Expected life (in years)	3	3

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity for RSUs and PSUs:

	Time-Based RSUs		Performance-Based RSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Total Number of Units
Balance, January 31, 2021	749,894	$13.53	269,580	$9.61	1,019,474
Granted	587,495	$18.91	268,037	$25.23	855,532
Vested and converted to common stock	(333,429)	$13.65	—	$—	(333,429)
Forfeited	(96,619)	$14.34	(48,037)	$13.40	(144,656)
Balance, January 31, 2022	907,341	$16.88	489,580	$17.79	1,396,921
 The total fair value of restricted and performance shares vested during fiscal years 2022, 2021 and 2020 was $6.4 million, $4.8 million, and $8.1 million, respectively, based on the market price at the vesting date. The total fair value of restricted and performance shares granted during fiscal years 2022, 2021 and 2020 was $17.9 million, $8.0 million and $2.9 million, respectively.
Employee Stock Purchase Plan. Our Employee Stock Purchase Plan is available to our employees, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2022, 2021 and 2020, we issued 51,262, 140,672 and 53,459 shares of common stock, respectively, to employees participating in the plan, leaving 526,329 shares remaining reserved for future issuance under the plan as of January 31, 2022.
10.     Significant Vendors
As shown in the table below, a significant portion of our merchandise purchases were made from six vendors:

	Year Ended January 31,
	2022	2021	2020
Vendor A	31.5%	28.9%	33.6%
Vendor B	21.1	15.4	16.3
Vendor C	11.0	14.0	11.0
Vendor D	5.0	7.8	9.6
Vendor E	2.5	6.8	9.5
Vendor F	2.2	3.1	5.7
	73.3%	76.0%	85.7%
The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.
11.     Defined Contribution Plan
We have established a defined contribution 401(k) plan for eligible employees. Employees may contribute up to 50% of their eligible pretax compensation to the plan and we match 100% of the first 3% of the employees’ contributions and an additional 50% of the next 2% of the employees’ contributions. At our option, we may make supplemental contributions to the plan, but have not made such supplemental contributions in the past three years. Due to the COVID-19 pandemic, matching contributions were suspended in fiscal year 2021. Matching contributions were resumed during fiscal year 2022. The matching contributions made by us totaled $2.2 million, $0.0 million and $1.9 million during the years ended January 31, 2022, 2021 and 2020, respectively.

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
The parties have reached a settlement in principle to fully resolve the Federal Derivative Actions. The settlement was subject to court approval. An initial settlement hearing was held before Judge Ellison on February 17, 2022, after which the Court requested additional briefing. Plaintiffs, Defendants, and State Court Plaintiff and Objector Richard Dohn filed additional briefing and a second settlement hearing was held before Judge Ellison on March 15, 2022. Judge Ellison approved the settlement and entered a Final Order and Judgement dismissing the derivative action with prejudice on March 15, 2022. Neither the Company nor any individual defendant admits any wrongdoing through the settlement agreement.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition to the Federal Derivative Actions, a derivative action was filed in Texas state court on January 27, 2015, captioned Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Federal Derivative Actions against the same defendants. This case is stayed until at least April 29, 2022. Counsel for Dohn attended the February 17, 2022 and March 15, 2022 settlement hearings in the Federal Derivative Actions and objected to the proposed settlement.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	January 31, 2022	January 31, 2021
Assets:
Restricted cash	$29,872	$48,622

Customer accounts receivable:
Customer accounts receivable	463,411	509,574
Restructured accounts	29,621	105,395
Allowance for uncollectible accounts	(97,560)	(159,849)
Allowance for no-interest option credit programs	(10,275)	(5,502)
Deferred fees and origination costs	(5,033)	(5,503)
Total customer accounts receivable, net	380,164	444,115
Total assets	$410,036	$492,737
Liabilities:
Accrued expenses	$2,638	$3,707
Other liabilities	3,930	4,459
Due to Conn’s, Inc., net	12,755	5,661

Long-term debt:
2019-A Class A Notes	—	19,521
2019-A Class B Notes	—	25,069
2019-A Class C Notes	—	24,202
2019-B Class A Notes	—	17,860
2019-B Class B Notes	—	85,540
2019-B Class C Notes	—	83,270
2020-A Class A Notes	9,184	93,326
2020-A Class B Notes	18,342	65,200
2020-A Class C Notes	17,695	—
2021-A Class A Notes	195,595	—
2021-A Class B Notes	66,090	—
2021-A Class C Notes	63,890	—
	370,796	413,988
Less deferred debt issuance costs	(2,871)	(2,437)
Total debt	367,925	411,551
Total liabilities	$387,248	$425,378
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of asset-backed notes have no recourse to assets outside of the respective VIEs.
14.     Segment Information
Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources and assess performance. We are a leading specialty retailer and offer a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core consumers. We have two operating segments: (i) retail and (ii) credit. Our operating segments complement one another. The retail segment operates primarily through our stores and website. Our retail segment product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
price points. Our credit segment offers affordable financing solutions to a large, under-served population of consumers who typically have limited credit alternatives. Our operating segments provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets, and product repair service. The operating segments follow the same accounting policies used in our consolidated financial statements.
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
As of January 31, 2022, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Year Ended January 31, 2022
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$411,167	$—	$411,167
Home appliance	500,051	—	500,051
Consumer electronics	191,234	—	191,234
Computers	66,707	—	66,707
Other	36,386	—	36,386
Product sales	1,205,545	—	1,205,545
Repair service agreement commissions	89,101	—	89,101
Service revenues	10,743	—	10,743
Total net sales	1,305,389	—	1,305,389
Finance charges and other revenues	949	283,693	284,642
Total revenues	1,306,338	283,693	1,590,031
Costs and expenses:
Cost of goods sold	825,987	—	825,987
Selling, general and administrative expense (1)	399,393	145,097	544,490
Provision for bad debts	479	47,705	48,184
Charges and credits	2,677	—	2,677
Total costs and expenses	1,228,536	192,802	1,421,338
Operating income	77,802	90,891	168,693
Interest expense	—	25,758	25,758
Loss (gain) on extinguishment of debt	—	1,218	1,218
Income before income taxes	$77,802	$63,915	$141,717
Additional Disclosures:
Property and equipment additions	$44,618	$1,392	$46,010
Depreciation expense	$43,728	$1,721	$45,449
	January 31, 2022
(in thousands)	Retail	Credit	Total
Total assets	$671,920	$1,082,546	$1,754,466

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2021
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$322,770	$—	$322,770
Home appliance	390,964	—	390,964
Consumer electronics	172,932	—	172,932
Computers	65,405	—	65,405
Other	20,960	—	20,960
Product sales	973,031	—	973,031
Repair service agreement commissions	78,838	—	78,838
Service revenues	12,442	—	12,442
Total net sales	1,064,311	—	1,064,311
Finance charges and other revenues	816	320,898	321,714
Total revenues	1,065,127	320,898	1,386,025
Costs and expenses:
Cost of goods sold	668,315	—	668,315
Selling, general and administrative expense (1)	335,954	142,813	478,767
Provision for bad debts	443	201,560	202,003
Charges and credits	4,092	2,234	6,326
Total costs and expenses	1,008,804	346,607	1,355,411
Operating income (loss)	56,323	(25,709)	30,614
Interest expense	—	50,381	50,381
Loss (gain) on extinguishment of debt	—	(440)	(440)
Income (loss) before income taxes	$56,323	$(75,650)	$(19,327)
Additional Disclosures:
Property and equipment additions	$55,172	$824	$55,996
Depreciation expense	$39,968	$1,100	$41,068
	January 31, 2021
(in thousands)	Retail	Credit	Total
Total assets	$655,666	$1,099,418	$1,755,084

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2020
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$370,931	$—	$370,931
Home appliance	360,441	—	360,441
Consumer electronics	221,449	—	221,449
Computers	73,074	—	73,074
Other	16,529	—	16,529
Product sales	1,042,424	—	1,042,424
Repair service agreement commissions	106,997	—	106,997
Service revenues	13,814	—	13,814
Total net sales	1,163,235	—	1,163,235
Finance charges and other revenues	810	379,641	380,451
Total revenues	1,164,045	379,641	1,543,686
Costs and expenses:
Cost of goods sold	697,784	—	697,784
Selling, general and administrative expense (1)	346,108	156,916	503,024
Provision for bad debts	905	204,312	205,217
Charges and credits	1,933	1,209	3,142
Total costs and expenses	1,046,730	362,437	1,409,167
Operating income	117,315	17,204	134,519
Interest expense	—	59,107	59,107
Loss (gain) on extinguishment of debt	—	1,094	1,094
Income (loss) before income taxes	$117,315	$(42,997)	$74,318
Additional Disclosures:
Property and equipment additions	$62,244	$200	$62,444
Depreciation expense	$35,783	$1,058	$36,841
	January 31, 2020
(in thousands)	Retail	Credit	Total
Total assets	$641,812	$1,526,957	$2,168,769
(1)For the years ended January 31, 2022, 2021 and 2020, the amount of overhead allocated to each segment reflected in SG&A was $40.6 million, $32.0 million and $30.0 million, respectively. For the years ended January 31, 2022, 2021 and 2020, the amount of reimbursement made to the retail segment by the credit segment was $28.3 million, $34.8 million and $39.1 million, respectively.
15. Stockholders’ Equity
Share Repurchases. On December 15, 2021, our board of directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase up to $150.0 million of our outstanding common stock. The stock repurchase program expires on December 14, 2022. For the year ended January 31, 2022, we repurchased 2,603,479 shares of our common stock at an average weighted cost per share of $22.61 for an aggregate amount of $58.9 million.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Subsequent Events
Share Repurchases. For the period February 1, 2022 through March 25, 2022, we repurchased an additional 3,316,000 shares of our common stock for $68.2 million at an average price of $20.57. The total shares repurchased through March 25, 2022 under the plan in aggregate is 5,919,479 shares for $127.1 million at an average price of $21.47 per share.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management (under the supervision and with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2022.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on our assessment and those criteria, management believes that, as of January 31, 2022, our internal controls over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Conn’s, Inc.
The Woodlands, Texas
March 29, 2022

/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer

/s/ Chandra R. Holt
Chandra R. Holt
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Conn’s, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Conn’s, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Conn’s, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and our report dated March 29, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Houston, Texas
March 29, 2022

ITEM 9B.    OTHER INFORMATION.
On March 25, 2022, the Company and its Executive Chairman of the Board, Mr. Norman L. Miller, mutually agreed that Mr. Miller has completed his duties as Executive Chairman, and therefore, effective April 1, 2022, Mr. Miller will no longer serve in his capacity as Executive Chairman but will continue to serve as Director on the Board. Mr. Miller will be entitled to the payments and benefits under his letter agreement with the Company, dated August 4, 2021.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2022 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2022 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2022 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2022 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2022 Annual Meeting of Stockholders.

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
3.1
Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Third Amended and Restated Bylaws of Conn’s, Inc. effective as of December 7, 2020 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2020)

4.1
Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Base Indenture, dated as of April 24, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

4.2.1
Series 2019-A Supplement to the Base Indenture, dated as of April 24, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

4.3
Base Indenture, dated as of November 26, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

4.3.1
Series 2019-B Supplement to the Base Indenture, dated as of November 26, 2019, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

4.4
Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.5 to Form 10-K for the annual period ended January 31, 2021 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 31, 2021))

4.5
Base Indenture, dated as of October 16, 2020, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

4.6
Series 2020-A Supplement to the Base Indenture, dated as of October 16, 2020, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

4.7
Base Indenture, dated as of November 23, 2021, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

4.8
Series 2021-A Supplement to the Base Indenture, dated as of November 23, 2021, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

* 10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.1.1
Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

* 10.1.2
Form of Stock Option Agreement under the Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.2 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.2
2011 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) filed the Securities and Exchange Commission on May 26, 2011)

* 10.2.1
Form of Restricted Stock Award Agreement under the 2011 Employee Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

* 10.3
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.3.1
Form of Stock Option Agreement under the 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2.1 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.4
2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.2 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.1
First Amendment to 2011 Non-Employee Director Restricted Stock Plan effective August 27, 2013 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.2
Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.3
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.4
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

*10.4.5
Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.6
Revised Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

* 10.5
2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 (File No. 333-211584) as filed with the Securities and Exchange Commission on May 25, 2016)

*10.5.1
Amended 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A to Conn’s, Inc. Definitive Proxy Statement on Schedule 14A (File No. 001-34956) as filed with the Securities and Exchange Commission on April 17, 2017)

*10.5.2
Form of Restricted Stock Unit Award Agreement (Time-based and Performance-based Vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.3
Form of Restricted Stock Unit Award Agreement (Time-based vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.4
Form of Performance-Based Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.3 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

*10.5.5
Form of Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.4 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

*10.6
Conn’s, Inc. 2020 Omnibus Equity Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34956) as filed with the Securities and Exchange Commission on April 14, 2020)

* 10.7
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.8
Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.9
Executive Severance Agreement by and between Norman Miller and Conn’s Inc., dated as of September 7, 2015 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

*10.9.1
Letter Agreement from Conn’s, Inc. to Norman L. Miller, dated as of January 2, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 6, 2017)

*10.10
Offer of employment from Conn’s Inc. to Lee A. Wright, dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.10.1
Executive Severance Agreement by and between Lee A. Wright and Conn’s Inc., dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.11
Offer of employment from Conn’s Inc. to George Bchara, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 14, 2016)

*10.12
Executive Severance Agreement by and between Rodney Lastinger and Conn’s Inc., dated as of June 3, 2019 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 001-34956) filed with the Securities and Exchange Commission on September 3, 2019)

*10.13
Executive Severance Plan (incorporated herein by reference to Exhibit 10.14 to Form 10-Q for the quarterly period ended October 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

*10.14
Offer Letter, dated July 30, 2021, between Conn’s, Inc. and Chandra Holt (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc.’s Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 5, 2021)

*10.15
Executive Severance Agreement, dated as of August 9, 2021, between Conn’s, Inc. and Chandra Holt (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc.’s Current on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 5, 2021)

*10.16
Letter Agreement, dated August 4, 2021, between Conn’s, Inc. and Norman L. Miller. (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc.’s Current on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 5, 2021)

10.17
Amended and Restated Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 3, 2020)

**10.18
Fifth Amended and Restated Loan Agreement, dated March 29, 2021, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.15 to Form 10-K for the annual period ended January 2021 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 31, 2021)

10.19
Omnibus Amendment and Reaffirmation of Existing Ancillary Documents, dated as of October 30, 2015, by and among Conn’s Inc., Conn Appliances, Inc., Conn Credit I, LP, and Conn Credit Corporation, Inc., the guarantors party thereto and Bank of America, N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

10.20
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.21
First Receivables Purchase Agreement, dated April 24, 2019, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.22
Second Receivables Purchase Agreement, dated April 24, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.23
Purchase and Sale Agreement, dated April 24, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.24
Servicing Agreement dated as of April 24, 2019, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 25, 2019)

10.25
Note Purchase Agreement, dated November 19, 2019, by and among Conn Appliances, Inc., Conn’s Receivables Funding 2019-B, LLC, Conn Appliances Receivables Funding, LLC, Conn’s, Inc. and the Initial Purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 22, 2019)

10.26
First Receivables Purchase Agreement, dated November 26, 2019, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.27
Second Receivables Purchase Agreement, dated November 26, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.28
Purchase and Sale Agreement, dated November 26, 2019, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.29
Servicing Agreement dated as of November 26, 2019, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 27, 2019)

10.30
Note Purchase Agreement, dated November 19, 2019, by and among Conn Appliances, Inc., Conn’s Receivables Funding 2019-B, LLC, Conn Appliances Receivables Funding, LLC, Conn’s, Inc. and the Initial Purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 22, 2019)

10.31
First Receivables Purchase Agreement, dated October 16, 2020, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

10.32
Second Receivables Purchase Agreement, dated October 16, 2020, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

10.33
Purchase and Sale Agreement, dated October 16, 2020, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

10.34
Servicing Agreement dated as of October 16, 2020, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 20, 2020)

10.35
Note Purchase Agreement, dated November 17, 2021, by and among Conn Appliances, Inc., Conn’s Receivables Funding 2021-A, LLC, Conn Appliances Receivables Funding, LLC, Conn’s, Inc. and the Initial Purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 18, 2021)

10.36
First Receivables Purchase Agreement, dated November 23, 2021, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.37
Second Receivables Purchase Agreement, dated November 23, 2021, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.38
Purchase and Sale Agreement, dated November 23, 2021, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.39
Servicing Agreement dated as of November 23, 2021, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.40
Third Omnibus Amendment, dated as of February 6, 2018, among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Credit Suisse AG, New York Branch, Conn’s Receivables Warehouse Trust, Conn Appliances Receivables Funding, LLC, Credit Suisse AG, Cayman Islands Branch and Conn Credit I, LP. (incorporated herein by reference to Exhibit 10.1 to Form 8-K/A (File No. 001-34956) as filed with the Securities and Exchange Commission on February 13, 2018)

10.41
Fourth Omnibus Amendment, dated as of July 9, 2018, among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Credit Suisse AG, New York Branch, Conn’s Receivables Warehouse Trust, Conn Appliances Receivables Funding, LLC, Credit Suisse AG, Cayman Islands Branch and Conn Credit I, LP (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 12, 2018)

*10.42
General Release and Waiver, dates as of January 29, 2021, between Conn's, Inc. and Lee Wright (incorporated herein by reference to Exhibit 10.44 to Form 10-K for the annual period ended January 31, 2021 (File No. 001-349656) as filed with the Securities and Exchange commission on March 31, 2021)

21	Subsidiaries of Conn’s, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101	The following financial information from our Annual Report on Form 10-K for the annual period ended January 31, 2022, filed with the SEC on March 29, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets as of January 31, 2022 and 2021, (ii) consolidated statements of operations for the fiscal years ended January 31, 2022, 2021 and 2020, (iii) consolidated statements of comprehensive income for the fiscal years ended January 31, 2022, 2021 and 2020, (iv) consolidated statements of stockholders’ equity for the fiscal years ended January 31, 2022, 2021 and 2020, (v) consolidated statements of cash flows for the fiscal years ended January 31, 2022, 2021 and 2020, and (vi) notes to consolidated financial statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
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

CONN’S, INC.
(Registrant)

	By:	/s/ Chandra R. Holt
Date:		Chandra R. Holt
March 29, 2022		Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chandra R. Holt
Chandra R. Holt	Chief Executive Officer and President (Principal Executive Officer)	March 29, 2022

/s/ George L. Bchara
George L. Bchara	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2022

/s/ Ryan R. Nelson
Ryan R. Nelson	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2022

/s/ Norman Miller
Norman Miller	Executive Chairman	March 29, 2022

/s/ Bob L. Martin
Bob L. Martin	Director	March 29, 2022

/s/ William E. Saunders Jr.
William E. Saunders Jr.	Director	March 29, 2022

/s/ Douglas H. Martin
Douglas H. Martin	Director	March 29, 2022

/s/ David Schofman
David Schofman	Director	March 29, 2022

/s/ James Haworth
James Haworth	Director	March 29, 2022

/s/ Oded Shein
Oded Shein	Director	March 29, 2022

/s/ Sue Gove
Sue Gove	Director	March 29, 2022