Form 10-Q
period 2022-04-30
CONNS INC
filed 2022-06-01
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 25, 2022:

Class	Outstanding
Common stock, $0.01 par value per share	23,787,948

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2022

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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	April 30, 2022	January 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,456	$7,707
Restricted cash (includes VIE balances of $30,868 and $29,872, respectively)	32,926	31,930
Customer accounts receivable, net of allowances (includes VIE balances of $183,709 and $212,259, respectively)	434,639	455,787
Other accounts receivable	58,911	63,055
Inventories	255,648	246,826
Income taxes receivable	4,501	6,745
Prepaid expenses and other current assets	10,361	8,756
Total current assets	807,442	820,806
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $114,619 and $167,905, respectively)	407,072	432,431
Property and equipment, net	208,619	192,763
Operating lease right-of-use assets	253,100	256,267
Other assets	51,500	52,199
Total assets	$1,727,733	$1,754,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$882	$889
Accounts payable	71,659	74,705
Accrued compensation and related expenses	19,490	36,677
Accrued expenses	78,813	73,035
Operating lease liability - current	56,546	54,534
Income taxes payable	3,378	3,007
Deferred revenues and other credits	14,494	15,569
Total current liabilities	245,262	258,416
Operating lease liability - non current	325,771	330,439
Long-term debt and finance lease obligations (includes VIE balances of $266,357 and $367,925, respectively)	572,350	522,149
Deferred tax liability	7,116	7,351
Other long-term liabilities	22,843	21,292
Total liabilities	1,173,342	1,139,647
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 33,192,277 and 33,015,053 shares issued, respectively)	332	330
Treasury stock (at cost; 9,404,920 shares and 6,088,920 shares issued, respectively)	(193,370)	(125,145)
Additional paid-in capital	141,993	140,419
Retained earnings	605,436	599,215
Total stockholders’ equity	554,391	614,819
Total liabilities and stockholders’ equity	$1,727,733	$1,754,466
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2022	2021
Revenues:
Product sales	$249,973	$269,211
Repair service agreement commissions	19,836	19,131
Service revenues	2,455	2,954
Total net sales	272,264	291,296
Finance charges and other revenues	67,557	72,406
Total revenues	339,821	363,702
Costs and expenses:
Cost of goods sold	178,382	184,879
Selling, general and administrative expense	132,783	126,049
Provision (benefit) for bad debts	14,731	(17,136)
Total costs and expenses	325,896	293,792
Operating income	13,925	69,910
Interest expense	5,521	9,204
Loss on extinguishment of debt	—	1,218
Income before income taxes	8,404	59,488
Provision for income taxes	2,183	14,090
Net income	$6,221	$45,398
Income per share:
Basic	$0.25	$1.55
Diluted	$0.25	$1.52
Weighted average common shares outstanding:
Basic	24,801,987	29,324,052
Diluted	25,313,613	29,881,407
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2022	33,015,053	$330	$140,419	$599,215	(6,088,920)	$(125,145)	$614,819
Exercise of options and vesting of restricted stock, net of withholding tax	163,032	2	(2,029)	—	—	—	(2,027)
Issuance of common stock under Employee Stock Purchase Plan	14,192	—	194	—	—	—	194
Stock-based compensation	—	—	3,409	—	—	—	3,409
Common stock repurchase	—	—	—	—	(3,316,000)	(68,225)	(68,225)
Net income	—	—	—	6,221	—	—	6,221
Balance April 30, 2022	33,192,277	$332	$141,993	$605,436	(9,404,920)	$(193,370)	$554,391

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2021	32,711,623	$327	$132,108	$491,010	(3,485,441)	$(66,290)	$557,155
Exercise of options and vesting of restricted stock, net of withholding tax	115,159	1	(999)	—	—	—	(998)
Issuance of common stock under Employee Stock Purchase Plan	18,240	—	180	—	—	—	180
Stock-based compensation	—	—	2,039	—	—	—	2,039
Net income	—	—	—	45,398	—	—	45,398
Balance April 30, 2021	32,845,022	$328	$133,328	$536,408	(3,485,441)	$(66,290)	$603,774
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net income	$6,221	$45,398
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	11,429	11,342
Change in right-of-use asset	9,601	8,335
Amortization of debt issuance costs	1,440	1,963
Provision (benefit) for bad debts and uncollectible interest	24,072	(9,612)
Stock-based compensation expense	3,409	2,039
Deferred income taxes	(235)	9,448
Loss on extinguishment of debt	—	1,218
Loss on disposal of property and equipment	310	265
Tenant improvement allowances received from landlords	5,062	7,605
Change in operating assets and liabilities:
Customer accounts receivable	22,706	57,563
Other accounts receivables	3,874	11,449
Inventories	(8,822)	(6,438)
Other assets	(1,342)	(1,880)
Accounts payable	(3,046)	(4,421)
Accrued expenses	(16,501)	2,529
Operating leases	(14,153)	(12,777)
Income taxes	2,424	4,591
Deferred revenues and other credits	667	2,156
Net cash provided by operating activities	47,116	130,773
Cash flows from investing activities:
Purchases of property and equipment	(18,957)	(9,457)
Net cash used in investing activities	(18,957)	(9,457)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	62,900
Payments on asset-backed notes	(102,639)	(134,504)
Borrowings under revolving credit facility	376,386	397,151
Payments on revolving credit facility	(224,386)	(302,651)
Payments of debt issuance costs and amendment fees	(22)	(3,940)
Proceeds from stock issued under employee benefit plans	194	180
Tax payments associated with equity-based compensation transactions	(2,029)	(998)
Payment from extinguishment of debt	—	(141,278)
Purchase of treasury stock	(71,696)	—
Other	(222)	(221)
Net cash used in financing activities	(24,414)	(123,361)
Net change in cash, cash equivalents and restricted cash	3,745	(2,045)
Cash, cash equivalents and restricted cash, beginning of period	39,637	60,260
Cash, cash equivalents and restricted cash, end of period	$43,382	$58,215
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$1	$44
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,055	$5,209
Property and equipment purchases not yet paid	$17,696	$5,646
Accrual for purchase of treasury stock	$(3,471)	$—
Supplemental cash flow data:
Cash interest paid	$3,613	$6,734
Cash income taxes paid (refunded), net	$—	$51
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
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Conn’s, Inc. and its wholly-owned subsidiaries, including its Variable Interest Entities (“VIEs”), have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practice for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 31, 2022 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 29, 2022.
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
Cash and Cash Equivalents. As of April 30, 2022 and January 31, 2022, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $7.8 million and $5.2 million as of April 30, 2022 and January 31, 2022, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of April 30, 2022 and January 31, 2022 includes $26.7 million and $25.7 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $4.2 million and $4.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At April 30, 2022 and January 31, 2022, there was $8.5 million and $8.6 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At April 30, 2022 and January 31, 2022, the carrying value of customer accounts receivable in non-accrual status was $6.6 million and $5.9 million, respectively. At April 30, 2022 and January 31, 2022, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $80.8 million and $84.1 million, respectively. At April 30, 2022 and January 31, 2022, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $6.1 million and $5.5 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of April 30, 2022 and January 31, 2022, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $152.4 million and $165.0 million, respectively. As of April 30, 2022 and January 31, 2022, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $37.2 million and $44.0 million, respectively.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 4, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $4.7 million and $5.1 million as of April 30, 2022 and January 31, 2022, respectively.
Loss on Extinguishment. During the three month period ended April 30, 2021, we incurred a loss of $1.0 million related to the retirement of the remaining $141.2 million aggregate principal amount of our 7.25% Senior Notes due 2022 and a loss of $0.2 million related to the amendment of our Fifth Amended and Restated Loan and Security Agreement.
Income Taxes. For the three months ended April 30, 2022 and 2021, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2023 and 2022 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the three months ended April 30, 2022 and 2021, the effective tax rate was 26.0% and 23.7%, respectively. The primary factor affecting the increase in our effective tax rate for the three months ended April 30, 2022 was the impact of increased state taxes.
Stock-based Compensation. During the three months ended April 30, 2022, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of $14.7 million. The PSUs will vest in fiscal year 2025, if at all, upon certification by the Compensation Committee of the Board of Directors of satisfaction of certain total stockholder return performance conditions over the three fiscal years commencing with fiscal year 2023. The RSUs will vest ratably, over periods of three years from the date of grant.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the RSUs and PSUs granted during the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
	2022	2021
RSUs (1)	394,380	340,644
PSUs (2)	176,509	152,349
Total stock awards granted	570,889	492,993
Aggregate grant date fair value (in thousands)	$14,691	$8,288
(1)The RSUs issued during the three months ended April 30, 2022 and 2021 are scheduled to vest ratably over periods of three years to four years from the date of grant.
(2)The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the three months ended April 30, 2022 included expected volatility of 78.0%-80.0%, an expected term of 3 years and risk-free interest rate of 1.39%-2.58%.  No dividend yield was included in the weighted-average assumptions for the PSUs granted during the three months ended April 30, 2022. The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the three months ended April 30, 2021 included expected volatility of 83.0%, an expected term of 3 years and risk-free interest rate of 0.17%. No dividend yield was included in the weighted average assumptions for the PSUs granted during the three months ended April 30, 2021.
For the three months ended April 30, 2022 and 2021, stock-based compensation expense was $3.4 million and $2.0 million, respectively.
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

	Three Months Ended April 30,
	2022	2021
Weighted-average common shares outstanding - Basic	24,801,987	29,324,052
Dilutive effect of stock options, PSUs and RSUs	511,626	557,355
Weighted-average common shares outstanding - Diluted	25,313,613	29,881,407
For the three months ended April 30, 2022 and 2021, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 901,546 and 1,033,650, respectively.
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At April 30, 2022, the fair value of the asset backed notes was $262.8 million as compared to the carrying value of $268.2 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the three months ended April 30, 2022, we recognized $6.0 million of revenue for customer deposits deferred as of January 31, 2022. During the three months ended April 30, 2022, we recognized $0.9 million of revenue for RSA administrative fees deferred as of January 31, 2022.
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
Financial Instruments - Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, an update that eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors in ASC 310-40 while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, with an option to apply a modified retrospective transition approach for the recognition and measurement of TDRs. We expect to adopt ASU 2022-02 during the first quarter of fiscal year 2024. We do not expect the adoption to have a material impact on our consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	April 30, 2022	January 31, 2022
Customer accounts receivable (1)	$1,062,478	$1,130,395
Deferred fees and origination costs, net	(12,573)	(13,503)
Allowance for no-interest option credit programs	(18,599)	(19,654)
Allowance for uncollectible interest	(14,329)	(15,124)
Carrying value of customer accounts receivable	1,016,977	1,082,114
Allowance for credit losses (2)	(175,266)	(193,896)
Carrying value of customer accounts receivable, net of allowance for credit losses	841,711	888,218
Short-term portion of customer accounts receivable, net	(434,639)	(455,787)
Long-term customer accounts receivable, net	$407,072	$432,431

	Carrying Value
(in thousands)	April 30, 2022	January 31, 2022
Customer accounts receivable 60+ days past due (3)	$105,194	$112,858
Re-aged customer accounts receivable (4)	167,131	181,996
Restructured customer accounts receivable (5)	86,642	99,557
(1)As of April 30, 2022 and January 31, 2022, the customer accounts receivable balance included $20.2 million and $22.3 million, respectively, in interest receivable. Net of the allowance for uncollectible interest, interest receivable outstanding as of April 30, 2022 and January 31, 2022 was $5.9 million and $7.2 million, respectively.
(2)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of April 30, 2022 and January 31, 2022, which incorporated the continued estimated impact of the global COVID-19 outbreak on the U.S. economy. Our forecast utilized economic projections from a major rating service reflecting a decrease in unemployment rates.
(3)As of April 30, 2022 and January 31, 2022, the carrying value of customer accounts receivable past due one day or greater was $276.8 million and $299.0 million, respectively. These amounts include the 60+ days past due balances shown above.
(4)The re-aged carrying value as of April 30, 2022 and January 31, 2022 includes $42.8 million and $48.6 million, respectively, in carrying value that are both 60+ days past due and re-aged.
(5)The restructured carrying value as of April 30, 2022 and January 31, 2022 includes $23.6 million and $29.0 million, respectively, in carrying value that are both 60+ days past due and restructured.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	April 30, 2022	January 31, 2022
Customer accounts receivable - current	$536,191	$564,825
Allowance for credit losses for customer accounts receivable - current	(101,552)	(109,038)
Customer accounts receivable, net of allowances	434,639	455,787
Customer accounts receivable - non current	495,115	532,413
Allowance for credit losses for customer accounts receivable - non current	(88,043)	(99,982)
Long-term portion of customer accounts receivable, net of allowances	407,072	432,431
Total customer accounts receivable, net	$841,711	$888,218
The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

	Three Months Ended April 30, 2022			Three Months Ended April 30, 2021
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$165,044	$43,976	$209,020	$219,739	$78,298	$298,037
Provision (benefit) for credit loss expense (1)	18,298	5,412	23,710	(16,197)	6,567	(9,630)
Principal charge-offs (2)	(31,622)	(12,470)	(44,092)	(34,794)	(22,464)	(57,258)
Interest charge-offs	(7,656)	(3,017)	(10,673)	(9,873)	(6,375)	(16,248)
Recoveries (2)	8,341	3,289	11,630	7,486	4,833	12,319
Allowance at end of period	$152,405	$37,190	$189,595	$166,361	$60,859	$227,220
Average total customer portfolio balance	$997,104	$97,641	$1,094,745	$998,226	$172,812	$1,171,038
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
We manage our customer accounts receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by year of origination. The information is presented as of April 30, 2022:

(in thousands)
Delinquency Bucket	2022	2021	2020	2019	Prior	Total	% of Total
Current	$183,520	$389,657	$124,279	$37,707	$5,062	$740,225	72.8%
1-30	14,666	71,581	31,740	15,168	3,122	136,277	13.4%
31-60	3,138	18,038	8,206	4,724	1,175	35,281	3.5%
61-90	1,219	13,058	5,427	3,417	908	24,029	2.3%
91+	—	44,693	20,038	12,851	3,583	81,165	8.0%
Total	$202,543	$537,027	$189,690	$73,867	$13,850	$1,016,977	100.0%

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended April 30,
(in thousands)	2022	2021
Interest income and fees	$62,714	$67,679
Insurance income	4,572	4,518
Other revenues	271	209
Total finance charges and other revenues	$67,557	$72,406
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
During the three months ended April 30, 2022 and 2021, interest income and fees reflected provisions for uncollectible interest of $9.3 million and $7.5 million, respectively. The amounts included in interest income and fees related to TDR accounts for the three months ended April 30, 2022 and 2021 were $4.1 million and $7.5 million, respectively.

4.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	April 30, 2022	January 31, 2022
Revolving Credit Facility	$301,000	$149,000
2020-A VIE Asset-backed Class A Notes	3,281	9,184
2020-A VIE Asset-backed Class B Notes	6,553	18,342
2020-A VIE Asset-backed Class C Notes	6,322	17,695
2021-A VIE Asset-backed Class A Notes	122,019	195,595
2021-A VIE Asset-backed Class B Notes	66,090	66,090
2021-A VIE Asset-backed Class C Notes	63,890	63,890
Financing lease obligations	5,874	6,115
Total debt and financing lease obligations	575,029	525,911
Less:
Deferred debt issuance costs	(1,797)	(2,873)
Current maturities of long-term debt and financing lease obligations	(882)	(889)
Long-term debt and financing lease obligations	$572,350	$522,149
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to repayment of the asset-backed notes as governed by the respective terms of the asset-backed notes. The holders of the asset-backed notes have no recourse to assets outside of the VIEs. Events of default include, but are not limited to, failure to make required payments on the asset-backed notes or specified bankruptcy-related events.
The asset-backed notes outstanding as of April 30, 2022 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2020-A Class A Notes	$174,900	$173,716	$3,281	10/16/2020	6/16/2025	1.71%	3.31%
2020-A Class B Notes	65,200	64,754	6,553	10/16/2020	6/16/2025	4.27%	5.58%
2020-A Class C Notes	62,900	62,535	6,322	2/24/2021	6/16/2025	4.20%	6.26%
2021-A Class A Notes	247,830	246,152	122,019	11/23/2021	5/15/2026	1.05%	2.98%
2021-A Class B Notes	66,090	65,635	66,090	11/23/2021	5/15/2026	2.87%	3.40%
2021-A Class C Notes	63,890	63,450	63,890	11/23/2021	5/15/2026	4.59%	5.06%
Total	$680,810	$676,242	$268,155
(1)After giving effect to debt issuance costs.
(2)For the three months ended April 30, 2022, and inclusive of the impact of changes in timing of actual and expected cash flows.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2022, under our Revolving Credit Facility, we had immediately available borrowing capacity of $206.1 million, net of standby letters of credit issued of $22.3 million, and an additional $120.6 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 3.4% for the three months ended April 30, 2022.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of April 30, 2022, we were restricted from making distributions in excess of $79.7 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants. We were in compliance with our debt covenants at April 30, 2022. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at April 30, 2022 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	7.14:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	7.73:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.80:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.37:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$42.8 million	$100.0 million
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
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a shareholder derivative lawsuit in federal court against us and certain of our current and former directors and former executive officers captioned Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe (former executive officer) and Conn’s, Inc., Case No. 4:14-cv-03442 (S.D. Tex.) (the "Hack Litigation"). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from Conn’s. On February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521 (S.D. Tex.), was filed, asserting substantially similar claims against the same defendants. It was consolidated with the Hack Litigation (collectively, the "Federal Derivative Actions").
The parties have reached a settlement in principle to fully resolve the Federal Derivative Actions. Judge Ellison approved the settlement and entered a Final Order and Judgement dismissing the derivative action with prejudice on March 15, 2022 (the "Final Order"). Neither the Company nor any individual defendant admits any wrongdoing through the settlement agreement.
On April 7, 2022, State Court Plaintiff and Objector Richard Dohn, filed an appeal of the Final Order with the Fifth Circuit Court of Appeals (Hack v. Wright, No. 22-20177 (5th Cir.)). Dohn's opening brief was originally due on May 23, 2022, but following Dohn's request for extension filed on May 10, 2022, is currently due on June 23, 2022. Plaintiffs and Defendants in

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Federal Derivative Action will have 30 days from the date Dohn's opening brief is filed to file their respective response briefs.
In addition to the Federal Derivative Actions, a derivative action was filed in Texas state court on January 27, 2015, captioned Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Federal Derivative Actions against the same defendants. The parties agreed to stay this case during the Securities Litigation and Federal Derivative Actions. Counsel for Dohn attended the February 17, 2022 and March 15, 2022 settlement hearings in the Federal Derivative Actions and objected to the proposed settlement. Dohn has filed an appeal of the Final Order with the Fifth Circuit Court of Appeals, and on May 17, 2022, the court entered an agreed order staying the case pending the outcome of that appeal.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	April 30, 2022	January 31, 2022
Assets:
Restricted cash	$30,868	$29,872

Customer accounts receivable:
Customer accounts receivable	348,651	463,411
Restructured accounts	33,179	29,621
Allowance for uncollectible accounts	(75,923)	(97,560)
Allowance for no-interest option credit programs	(4,087)	(10,275)
Deferred fees and origination costs	(3,492)	(5,033)
Total customer accounts receivable, net	298,328	380,164
Total assets	$329,196	$410,036
Liabilities:
Accrued expenses	$2,069	$2,638
Other liabilities	3,158	3,930
Due to Conn’s, Inc., net	1,775	12,755

Long-term debt:
2020-A Class A Notes	3,281	9,184
2020-A Class B Notes	6,553	18,342
2020-A Class C Notes	6,322	17,695
2021-A Class A Notes	122,019	195,595
2021-A Class B Notes	66,090	66,090
2021-A Class C Notes	63,890	63,890
	268,155	370,796
Less: deferred debt issuance costs	(1,798)	(2,871)
Total debt	266,357	367,925
Total liabilities	$273,359	$387,248
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of April 30, 2022, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended April 30, 2022			Three Months Ended April 30, 2021
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$88,094	$—	$88,094	$94,491	$—	$94,491
Home appliance	109,728	—	109,728	113,261	—	113,261
Consumer electronics	33,604	—	33,604	38,038	—	38,038
Home office	10,189	—	10,189	14,521	—	14,521
Other	8,358	—	8,358	8,900	—	8,900
Product sales	249,973	—	249,973	269,211	—	269,211
Repair service agreement commissions	19,836	—	19,836	19,131	—	19,131
Service revenues	2,455	—	2,455	2,954	—	2,954
Total net sales	272,264	—	272,264	291,296	—	291,296
Finance charges and other revenues	271	67,286	67,557	209	72,197	72,406
Total revenues	272,535	67,286	339,821	291,505	72,197	363,702
Costs and expenses:
Cost of goods sold	178,382	—	178,382	184,879	—	184,879
Selling, general and administrative expense (1)	96,030	36,753	132,783	90,893	35,156	126,049
Provision (benefit) for bad debts	179	14,552	14,731	18	(17,154)	(17,136)
Total costs and expenses	274,591	51,305	325,896	275,790	18,002	293,792
Operating (loss) income	(2,056)	15,981	13,925	15,715	54,195	69,910
Interest expense	—	5,521	5,521	—	9,204	9,204
Loss on extinguishment of debt	—	—	—	—	1,218	1,218
Income (loss) before income taxes	$(2,056)	$10,460	$8,404	$15,715	$43,773	$59,488
	April 30, 2022			April 30, 2021
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$699,685	$1,028,048	$1,727,733	$631,996	$1,050,166	$1,682,162
(1)For the three months ended April 30, 2022 and 2021, the amount of corporate overhead allocated to each segment reflected in SG&A expense was $9.6 million and $9.1 million, respectively. For the three months ended April 30, 2022 and 2021, the amount of reimbursement made to the retail segment by the credit segment was $6.8 million and $7.3 million, respectively.

8. Stock Repurchases

On December 15, 2021, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $150.0 million of our outstanding common stock. The stock repurchase program expires on December 14, 2022. During the three months ended April 30, 2022, we repurchased 3,316,000 shares of our common stock at an average weighted cost per share of $20.57 for an aggregate amount of $68.2 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; expansion of our e-commerce business; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility, proceeds from accessing debt or equity markets; the effects of epidemics or pandemics, including the COVID-19 pandemic; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Form 10-K”) and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Overview
We continue to monitor the evolving nature of COVID-19 and respond to its impact on our business. We have experienced and continue to experience challenges related to the pandemic. These challenges increased the complexity of our business, including with respect to supply chain and sales, and will likely continue until the effects of COVID-19 diminish. The full impact of COVID-19 remains uncertain and will depend on future developments, including the origination, transmissibility and severity of new variants, if any, and any related actions taken by federal, state and local government officials to prevent and manage disease spread, all of which are uncertain and unpredictable.
We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

Executive Summary
Total revenues were $339.8 million for the three months ended April 30, 2022 compared to $363.7 million for the three months ended April 30, 2021, a decrease of $23.9 million or 6.6%. Retail revenues were $272.5 million for the three months ended April 30, 2022 compared to $291.5 million for the three months ended April 30, 2021, a decrease of $19.0 million or 6.5%. The decrease in retail revenue was primarily driven by a decrease in same store sales of 9.5%. The decrease in same store sales is primarily driven by a tightening of underwriting standards from our lease-to-own partners and the effect the benefits stimulus had on sales in the prior period. The decrease in same store sales is partially offset by new store growth. Credit revenues were $67.3 million for the three months ended April 30, 2022 compared to $72.2 million for the three months ended April 30, 2021, a decrease of $4.9 million or 6.8%. The decrease in credit revenue was primarily due to a 6.5% decrease in the average outstanding balance of the customer accounts receivable portfolio. This decrease was also due to a decrease in the yield rate, from 23.7% for the three months ended April 30, 2021 to 23.5% for the three months ended April 30, 2022.
Retail gross margin for the three months ended April 30, 2022 was 34.5%, a decrease of 200 basis points from the 36.5% reported for the three months ended April 30, 2021. The year-over-year decrease in retail gross margin was primarily driven by increased product costs as a result of higher freight and fuel costs, the deleveraging of fixed distribution costs and higher financing fees. These increases were partially offset by an increase in RSA commissions.
Selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2022 was $132.8 million compared to $126.0 million for the three months ended April 30, 2021, an increase of $6.7 million or 5.3%. The SG&A increase in the retail segment was primarily due to increased labor and occupancy costs associated with new store growth, higher stock compensation expense and general operating costs. The SG&A increase in the credit segment was primarily due to an increase in general operating and labor costs.
Provision for bad debts increased to $14.7 million for the three months ended April 30, 2022 from $(17.1) million for the three months ended April 30, 2021, an overall change of $31.8 million. The year-over-year increase was primarily driven by a smaller decrease in the allowance for bad debts during the three months ended April 30, 2022 compared to the decrease during the three months ended April 30, 2021. This is partially offset by a year-over-year decrease in net charge-offs of $12.5 million. The decrease in the allowance for bad debts during the three months ended April 30, 2022 was primarily driven by a decrease in the customer account receivable portfolio balance and a decrease in the rate of delinquencies. During the three months ended April 31, 2021, the decrease was primarily driven by a decrease in the rate of delinquencies and re-ages, a decrease in the customer account receivable portfolio balance and an improvement in the forecasted unemployment rate that drove a $20.0 million decrease in the economic adjustment.
Interest expense was $5.5 million for the three months ended April 30, 2022 and $9.2 million for the three months ended April 30, 2021, a decrease of $3.7 million or 40.1%. The decrease was primarily driven by a lower effective interest rate during the current period.
Net income for the three months ended April 30, 2022 was $6.2 million or $0.25 per diluted share, compared to net income of $45.4 million, or $1.52 per diluted share, for the three months ended April 30, 2021.
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
Company Initiatives
In the first quarter of fiscal year 2023, we delivered strong credit segment performance, driven by higher yields, as well as better portfolio performance and lower borrowing costs. We also continued to grow our eCommerce sales and sales to our fast and reliable customer compared to the prior quarter. We delivered the following financial and operational results in the first quarter of fiscal year 2023:
•Credit spread was 1,160 basis points, supported by continued strong credit performance;
•Sales to our fast and reliable customer grew 2% year over year;

•Acquired a lease-to-own technology platform;
•eCommerce sales increased 71.7% to a first quarter record of $18.3 million;
•During the first quarter of fiscal year 2023, the Company added three new stores, including two within the state of Florida, bringing the total number of stores at April 30, 2022 to 161, compared to 152 at April 30, 2021; and
•As a percent of the portfolio balance at April 30, 2022, the carrying value of customer accounts receivable 60+ days past due and re-aged accounts were 10.3% and 16.4%, respectively.
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

Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended April 30,
(in thousands)	2022	2021	Change
Revenues:
Total net sales	$272,264	$291,296	$(19,032)
Finance charges and other revenues	67,557	72,406	(4,849)
Total revenues	339,821	363,702	(23,881)
Costs and expenses:
Cost of goods sold	178,382	184,879	(6,497)
Selling, general and administrative expense	132,783	126,049	6,734
Provision (benefit) for bad debts	14,731	(17,136)	31,867
Total costs and expenses	325,896	293,792	32,104
Operating income	13,925	69,910	(55,985)
Interest expense	5,521	9,204	(3,683)
Loss on extinguishment of debt	—	1,218	(1,218)
Income before income taxes	8,404	59,488	(51,084)
Provision for income taxes	2,183	14,090	(11,907)
Net income	$6,221	$45,398	$(39,177)

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
The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended April 30,
(dollars in thousands)	2022	2021	Change
Revenues:
Product sales	$249,973	$269,211	$(19,238)
Repair service agreement commissions	19,836	19,131	705
Service revenues	2,455	2,954	(499)
Total net sales	272,264	291,296	(19,032)
Finance charges and other	271	209	62
Total revenues	272,535	291,505	(18,970)
Costs and expenses:
Cost of goods sold	178,382	184,879	(6,497)
Selling, general and administrative expense (1)	96,030	90,893	5,137
Provision (benefit) for bad debts	179	18	161
Total costs and expenses	274,591	275,790	(1,199)
Operating income (loss)	$(2,056)	$15,715	$(17,771)
Number of stores:
Beginning of period	158	146
Opened	3	6
End of period	161	152

Credit Segment:	Three Months Ended April 30,
(in thousands)	2022	2021	Change
Revenues:
Finance charges and other revenues	$67,286	$72,197	$(4,911)
Costs and expenses:
Selling, general and administrative expense (1)	36,753	35,156	1,597
Provision (benefit) for bad debts	14,552	(17,154)	31,706
Total costs and expenses	51,305	18,002	33,303
Operating income	15,981	54,195	(38,214)
Interest expense	5,521	9,204	(3,683)
Loss on extinguishment of debt	—	1,218	(1,218)
Income before income taxes	$10,460	$43,773	$(33,313)
(1)For the three months ended April 30, 2022 and 2021, the amount of overhead allocated to each segment reflected in SG&A was $9.6 million and $9.1 million, respectively. For the three months ended April 30, 2022 and 2021, the amount of reimbursement made to the retail segment by the credit segment was $6.8 million and $7.3 million, respectively.
Three months ended April 30, 2022 compared to three months ended April 30, 2021
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended April 30,					%	Same Store
(dollars in thousands)	2022	% of Total	2021	% of Total	Change	Change	% Change
Furniture and mattress	$88,094	32.4%	$94,491	32.4%	$(6,397)	(6.8)%	(10.3)%
Home appliance	109,728	40.3	113,261	38.9	(3,533)	(3.1)	(5.6)
Consumer electronics	33,604	12.3	38,038	13.1	(4,434)	(11.7)	(13.6)
Home office	10,189	3.7	14,521	5.0	(4,332)	(29.8)	(31.2)
Other	8,358	3.1	8,900	3.1	(542)	(6.1)	(7.8)
Product sales	249,973	91.8	269,211	92.5	(19,238)	(7.1)	(9.8)
Repair service agreement commissions (1)	19,836	7.3	19,131	6.6	705	3.7	(6.3)
Service revenues	2,455	0.9	2,954	0.9	(499)	(16.9)
Total net sales	$272,264	100.0%	$291,296	100.0%	$(19,032)	(6.5)%	(9.5)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in product sales for the three months ended April 30, 2022 was primarily driven by a decrease in same store sales of 9.5%. The decrease in same store sales is primarily driven by a tightening of underwriting standards from our lease-to-own partners and the effect the benefits stimulus had on sales in the prior period.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended April 30,
(in thousands)	2022	2021	Change
Interest income and fees	$62,714	$67,679	$(4,965)
Insurance income	4,572	4,518	54
Other revenues	271	209	62
Finance charges and other revenues	$67,557	$72,406	$(4,849)

The decrease in finance charges and other revenues was primarily due to a 6.5% decrease in the average outstanding balance of the customer accounts receivable portfolio. This decrease was also due to a decrease in the yield rate, from 23.7% for the three months ended April 30, 2021 to 23.5% for the three months ended April 30, 2022.
The following table provides key portfolio performance information:

	Three Months Ended April 30,
(dollars in thousands)	2022	2021	Change
Interest income and fees	$62,714	$67,679	$(4,965)
Net charge-offs	(32,462)	(44,938)	12,476
Interest expense	(5,521)	(9,204)	3,683
Net portfolio income	$24,731	$13,537	$11,194
Average outstanding portfolio balance	$1,094,745	$1,171,038	$(76,293)
Interest income and fee yield (annualized)	23.5%	23.7%
Net charge-off % (annualized)	11.9%	15.3%
Retail Gross Margin

	Three Months Ended April 30,
(dollars in thousands)	2022	2021	Change
Retail total net sales	$272,264	$291,296	$(19,032)
Cost of goods sold	178,382	184,879	(6,497)
Retail gross margin	$93,882	$106,417	$(12,535)
Retail gross margin percentage	34.5%	36.5%
The decrease in retail gross margin was primarily driven by increased product costs as a result of higher freight and fuel costs, the deleveraging of fixed distribution costs and higher financing fees. These increases were partially offset by an increase in RSA commissions.
Selling, General and Administrative Expense

	Three Months Ended April 30,
(dollars in thousands)	2022	2021	Change
Retail segment	$96,030	$90,893	$5,137
Credit segment	36,753	35,156	1,597
Selling, general and administrative expense - Consolidated	$132,783	$126,049	$6,734
Selling, general and administrative expense as a percent of total revenues	39.1%	34.7%
The SG&A increase in the retail segment was primarily due to increased labor and occupancy costs associated with new store growth, higher stock compensation expense and general operating costs.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 13.4% for the three months ended April 30, 2022 as compared to 12.0% for the three months ended April 30, 2021. The SG&A increase in the credit segment was primarily due to an increase in general operating and labor costs. The increase in the SG&A as a percent of the average customer portfolio balance was due to a year-over-year decline in the portfolio balance.

Provision for Bad Debts

	Three Months Ended April 30,
(dollars in thousands)	2022	2021	Change
Retail segment	$179	$18	$161
Credit segment	14,552	(17,154)	31,706
Provision (benefit) for bad debts - Consolidated	$14,731	$(17,136)	$31,867
Provision (benefit) for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	5.3%	(5.9)%
The provision for bad debts increased to $14.7 million for the three months ended April 30, 2022 from $(17.1) million for the three months ended April 30, 2021, an overall change of $31.8 million. The year-over-year increase was primarily driven by a smaller decrease in the allowance for bad debts during the three months ended April 30, 2022 compared to the decrease for the three months ended April 30, 2021. This is partially offset by a year-over-year decrease in net charge-offs of $12.5 million. The decrease in the allowance for bad debts during the three months ended April 30, 2022 was primarily driven by a decrease in the customer account receivable portfolio balance and a decrease in the rate of delinquencies. During the three months ended April 30, 2021, the decrease was primarily driven by a decrease in the rate of delinquencies and re-ages, a decrease in the customer account receivable portfolio and an improvement in the forecasted unemployment rate that drove a $20.0 million decrease in the economic adjustment.
Interest Expense
Interest expense was $5.5 million for the three months ended April 30, 2022 and $9.2 million for the three months ended April 30, 2021, a decrease of $3.7 million or 40.0%. The decrease was driven by a lower effective interest rate during the current period.
Loss on Extinguishment of Debt
During the three month period ended April 30, 2021, we incurred a loss of $1.0 million related to the retirement of the remaining $141.2 million aggregate principal amount of our 7.25% Senior Notes due 2022 (“Senior Notes”) and a loss of $0.2 million related to the amendment of our Fifth Amended and Restated Loan and Security Agreement.
Provision for Income Taxes

	Three Months Ended April 30,
(dollars in thousands)	2022	2021	Change
Provision for income taxes	$2,183	$14,090	$(11,907)
Effective tax rate	26.0%	23.7%
The decrease in income tax expense for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 was driven by a $51.1 million decrease in pre-tax earnings at the statutory rate of 21%.

Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 69% of our originations during the three months ended April 30, 2022, with maximum equivalent interest rates of up to 32% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 14% of our originations during the three months ended April 30, 2022.
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
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of April 30,
	2022	2021
Weighted average credit score of outstanding balances (1)	609	603
Average outstanding customer balance	$2,491	$2,410
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)(4)	10.3%	9.1%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(5)	16.4%	23.8%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$42,154	$81,033
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	17.8%	20.4%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	34.3%	24.8%

	Three Months Ended April 30,
	2022	2021
Total applications processed	267,704	297,906
Weighted average origination credit score of sales financed (1)	619	617
Percent of total applications approved and utilized	20.2%	21.8%
Average income of credit customer at origination	$50,100	$48,500
Percent of retail sales paid for by:
In-house financing, including down payments received	49.8%	48.7%
Third-party financing	17.9%	16.8%
Third-party lease-to-own option	7.4%	12.3%
	75.1%	77.8%
(1)Credit scores exclude non-scored accounts.
(2)Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
(3)Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.
(4)Increase was primarily due to a decrease in cash collections.
(5)Decrease was primarily due to the change in the unilateral re-age policy that occurred in the second quarter of fiscal year 2021 and the tightening of underwriting standards that occurred in fiscal year 2021 and fiscal year 2022.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 15.7% as of April 30, 2022 from 17.4% as of April 30, 2021. The decrease was primarily related to a decline in the non-TDR re-age balance and a decrease in the economic adjustment due to an improved macroeconomic outlook.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due increased 200 basis points over the prior year period to 8.8% as of April 30, 2022 from 6.8% as of April 30, 2021. The increase was primarily due to lower payment rates.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 40.9% as of April 30, 2022 as compared to 38.5% as of April 30, 2021. This increase reflects higher delinquency rates on restructured accounts.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 11.9% for the three months ended April 30, 2022 compared to 15.3% for the three months ended April 30, 2021. This decline is primarily related to the tightening of underwriting standards that occurred in fiscal year 2021.
As of April 30, 2022 and 2021, balances under no-interest programs included within customer receivables were $364.6 million and $275.6 million, respectively. This increase is due to a shift in the underwriting strategy that occurred in the first quarter of fiscal year 2022.

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
Operating cash flows.  For the three months ended April 30, 2022, net cash provided by operating activities was $47.1 million compared to $130.8 million for the three months ended April 30, 2021. The decrease in net cash provided by operating activities was primarily driven by lower cash collections compared to prior year due to lower payment rates and a smaller customer accounts receivable portfolio balance, normal fluctuation in accrued expenses and a decrease in net income when adjusted for non-cash activity in comparison to the prior year period.
Investing cash flows.  For the three months ended April 30, 2022, net cash used in investing activities was $19.0 million compared to $9.5 million for the three months ended April 30, 2021. The cash used during the three months ended April 30, 2022 was primarily for investments in new stores and technology investments, including the acquisition of a lease-to-own technology platform. The cash used during the three months ended April 30, 2021 was primarily for investments in new stores.
Financing cash flows.  For the three months ended April 30, 2022, net cash used in financing activities was $24.4 million compared to net cash used in financing activities of $123.4 million for the three months ended April 30, 2021. During the period ended April 30, 2021, we issued 2020-A Class C VIE asset backed notes resulting in net proceeds to us of approximately $62.5 million, net of transaction costs. The proceeds from the 2020-A VIE asset-backed notes were used to partially pay down the balance of the Company's Revolving Credit Facility. Cash collections from the securitized receivables were used to make payments on asset-backed notes of approximately $102.6 million during the three months ended April 30, 2022 compared to approximately $134.5 million in the comparable prior year period. During the period ended April 30, 2022, net borrowings under the Revolving Credit Facility were $152.0 million compared to net borrowings of $94.5 million during the comparable prior year period. During the three months ended April 30, 2021, we retired the remaining $141.2 million aggregate principal amount of our Senior Notes outstanding.
Stock Repurchase Program. On December 14, 2021, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $150 million of our outstanding common stock. The stock repurchase program expires on December 14, 2022. For the three months ended April 30, 2022, we settled the repurchase of 3,462,848 shares of our common stock at an average weighted cost per share of $20.70 for an aggregate amount of $71.7 million.
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
The asset-backed notes outstanding as of April 30, 2022 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2020-A Class A Notes	$174,900	$173,716	$3,281	10/16/2020	6/16/2025	1.71%	3.31%
2020-A Class B Notes	65,200	64,754	6,553	10/16/2020	6/16/2025	4.27%	5.58%
2020-A Class C Notes	62,900	62,535	6,322	2/24/2021	6/16/2025	4.20%	6.26%
2021-A Class A Notes	247,830	246,152	122,019	11/23/2021	5/15/2026	1.05%	2.98%
2021-A Class B Notes	66,090	65,635	66,090	11/23/2021	5/15/2026	2.87%	3.40%
2021-A Class C Notes	63,890	63,450	63,890	11/23/2021	5/15/2026	4.59%	5.06%
Total	$680,810	$676,242	$268,155
(1)After giving effect to debt issuance costs.
(2)For the three months ended April 30, 2022, and inclusive of the impact of changes in timing of actual and expected cash flows.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2022, under our Revolving Credit Facility, we had immediately available borrowing capacity of $206.1 million, net of standby letters of credit issued of $22.3 million and an additional $120.6 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 3.4% for the three months ended April 30, 2022.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of April 30, 2022, we were restricted from making distributions in excess of $79.7 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at April 30, 2022. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at April 30, 2022 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	7.14:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	7.73:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.80:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.37:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$42.8 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.3 million and $0.9 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened three new stores during the three months ended April 30, 2022 and currently plan to open a total of 20 to 34 new stores during fiscal year 2023, including 10 to 14 stand alone locations and 10 to 20 store-within-a-store locations. Our anticipated capital expenditures for the remainder of fiscal year 2023 are between $70.0 million and $80.0 million, which includes expenditures for new stores we plan to open in fiscal year 2023.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of April 30, 2022, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $206.1 million under our Revolving Credit Facility and (ii) $10.5 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of April 30, 2022:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$326,367	$8,702	$317,665	$—	$—
2020-A Class A Notes (2)	3,457	56	112	3,289	—
2020-A Class B Notes (2)	7,430	280	560	6,590	—
2020-A Class C Notes (2)	7,154	266	531	6,357	—
2021-A Class A Notes (2)	127,199	1,281	2,562	123,356	—
2021-A Class B Notes (2)	73,761	1,897	3,794	68,070	—
2021-A Class C Notes (2)	75,749	2,933	5,865	66,951	—
Financing lease obligations	7,577	1,198	2,259	1,251	2,869
Operating leases:
Real estate	499,864	87,644	157,266	113,794	141,160
Equipment	68	36	27	5	—
Contractual commitments (3)	100,165	95,201	4,830	134	—
Total	$1,228,791	$199,494	$495,471	$389,797	$144,029
(1)Estimated interest payments are based on the outstanding balance as of April 30, 2022 and the interest rate in effect at that time.
(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments primarily include commitments to purchase inventory of $76.8 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. As of April 30, 2022 and January 31, 2022, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the indenture that governs the asset-backed notes on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.

The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of April 30, 2022 and January 31, 2022, and a summarized Statement of Operations on a consolidated basis for the three months ended April 30, 2022. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of April 30, 2022 and January 31, 2022, and for the three months ended April 30, 2022:

(in thousands)	April 30, 2022	January 31, 2022
Assets
Cash, cash equivalents and restricted cash	$12,514	$9,765
Customer accounts receivable	250,931	243,527
Inventories	255,648	246,826
Net due from non-guarantor subsidiary	3,490	14,903
Other current assets	73,773	78,556
Total current assets	596,356	593,577
Long-term portion of customer accounts receivable	292,452	264,527
Property and equipment, net	208,619	192,763
Right of use assets, net	253,100	256,267
Other assets	51,500	52,199
Total assets	$1,402,027	$1,359,333

Liabilities
Current portion of debt	$882	$889
Lease liability operating - current	56,546	54,534
Other liabilities	185,555	200,326
Total current liabilities	242,983	255,749
Lease liability operating - non current	325,771	330,439
Long-term debt	305,993	154,224
Other long-term liabilities	28,728	26,889
Total liabilities	$903,475	$767,301

Three Months Ended April 30, 2022
Net sales and finances charges	$312,639
Servicing fee revenue from non-guarantor subsidiary	10,052
Total revenues	322,691
Total costs and expenses	(326,074)
Net loss	$(3,383)

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered “critical accounting policies” because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our Condensed Consolidated Financial Statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. Other than with respect to the additional policy below, the description of critical accounting policies is included in our 2022 Form 10-K, filed with the SEC on March 29, 2022.

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
During the three months ended April 30, 2022, loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0% We also pay an unused fee on the portion of the commitments that is available for future borrowing or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit on the Revolving Credit Facility in the immediately preceding quarter. Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of April 30, 2022, the balance outstanding under our Revolving Credit Facility was $301.0 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $3.0 million over a 12-month period, based on the outstanding balance at April 30, 2022.

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
For the quarter ended April 30, 2022, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
The information set forth in Note 5, Contingencies, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2022 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of Conn's common stock by Conn's or its affiliates during the three months ended April 30, 2022.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
February 1 - 28	1,534	$21.90	1,534	$57.6
March 1 - 31	1,782	$19.41	1,782	$23.0
April 1 - 30	—	$—	—	$23.0
Total	3,316		3,316

(1) On December 15, 2021, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $150 million of our outstanding common stock. The stock repurchase program expires on December 14, 2022. For further information regarding stock repurchase activity, see Note 8 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101*	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2023, filed with the SEC on June 1, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2022 and January 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three months ended April 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended April 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2022 and 2021 and (v) the notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	June 1, 2022

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)