Form 10-Q
period 2022-07-31
CONNS INC
filed 2022-08-30
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2022
 or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ý  No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ý  No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	ý

Non-accelerated filer	o	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ý
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 22, 2022:

Class	Outstanding
Common stock, $0.01 par value per share	23,902,888

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2022

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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	July 31, 2022	January 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$24,256	$7,707
Restricted cash (includes VIE balances of $45,773 and $29,872, respectively)	47,855	31,930
Customer accounts receivable, net of allowances (includes VIE balances of $311,745 and $212,259, respectively)	434,824	455,787
Other accounts receivable	55,565	63,055
Inventories	262,952	246,826
Income taxes receivable	6,813	6,745
Prepaid expenses and other current assets	10,101	8,756
Total current assets	842,366	820,806
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $335,710 and $167,905, respectively)	398,127	432,431
Property and equipment, net	210,814	192,763
Operating lease right-of-use assets	252,653	256,267
Other assets	50,849	52,199
Total assets	$1,754,809	$1,754,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$909	$889
Accounts payable	77,691	74,705
Accrued compensation and related expenses	13,083	36,677
Accrued expenses	76,851	73,035
Operating lease liability - current	57,940	54,534
Income taxes payable	2,315	3,007
Deferred revenues and other credits	13,202	15,569
Total current liabilities	241,991	258,416
Operating lease liability - non current	321,104	330,439
Long-term debt and finance lease obligations (includes VIE balances of $597,655 and $367,925, respectively)	602,412	522,149
Deferred tax liability	—	7,351
Other long-term liabilities	29,425	21,292
Total liabilities	1,194,932	1,139,647
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 33,273,456 and 33,015,053 shares issued, respectively)	332	330
Treasury stock (at cost; 9,404,920 shares and 6,088,920 shares issued, respectively)	(193,370)	(125,145)
Additional paid-in capital	145,350	140,419
Retained earnings	607,565	599,215
Total stockholders’ equity	559,877	614,819
Total liabilities and stockholders’ equity	$1,754,809	$1,754,466
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenues:
Product sales	$255,449	$320,245	$505,422	$589,456
Repair service agreement commissions	21,615	23,700	41,452	42,831
Service revenues	2,448	2,840	4,901	5,794
Total net sales	279,512	346,785	551,775	638,081
Finance charges and other revenues	67,120	71,598	134,677	144,004
Total revenues	346,632	418,383	686,452	782,085
Costs and expenses:
Cost of goods sold	182,718	216,042	361,100	400,921
Selling, general and administrative expense	130,142	137,870	262,925	263,919
Provision (benefit) for bad debts	27,226	10,262	41,956	(6,874)
Charges and credits	(1,484)	—	(1,484)	—
Total costs and expenses	338,602	364,174	664,497	657,966
Operating income	8,030	54,209	21,955	124,119
Interest expense	6,808	6,088	12,329	15,292
Loss on extinguishment of debt	—	—	—	1,218
Income before income taxes	1,222	48,121	9,626	107,609
Provision (benefit) for income taxes	(907)	11,117	1,276	25,207
Net income	$2,129	$37,004	$8,350	$82,402
Income per share:
Basic	$0.09	$1.26	$0.34	$2.80
Diluted	$0.09	$1.22	$0.34	$2.74
Weighted average common shares outstanding:
Basic	23,833,100	29,438,605	24,306,524	29,382,162
Diluted	23,916,269	30,212,448	24,461,836	30,072,401

See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2022	33,015,053	$330	$140,419	$599,215	(6,088,920)	$(125,145)	$614,819
Exercise of options and vesting of restricted stock, net of withholding tax	163,032	2	(2,029)	—	—	—	(2,027)
Issuance of common stock under Employee Stock Purchase Plan	14,192	—	194	—	—	—	194
Stock-based compensation	—	—	3,409	—	—	—	3,409
Common stock repurchase	—	—	—	—	(3,316,000)	(68,225)	(68,225)
Net income	—	—	—	6,221	—	—	6,221
Balance April 30, 2022	33,192,277	$332	$141,993	$605,436	(9,404,920)	$(193,370)	$554,391
Exercise of options and vesting of restricted stock, net of withholding tax	49,931	—	(83)	—	—	—	(83)
Issuance of common stock under Employee Stock Purchase Plan	31,248	—	216	—	—	—	216
Stock-based compensation	—	—	3,224	—	—	—	3,224
Net income	—	—	—	2,129	—	—	2,129
Balance July 31, 2022	33,273,456	$332	$145,350	$607,565	(9,404,920)	$(193,370)	$559,877

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2021	32,711,623	$327	$132,108	$491,010	(3,485,441)	$(66,290)	$557,155
Exercise of options and vesting of restricted stock, net of withholding tax	115,159	1	(999)	—	—	—	(998)
Issuance of common stock under Employee Stock Purchase Plan	18,240	—	180	—	—	—	180
Stock-based compensation	—	—	2,039	—	—	—	2,039
Net income	—	—	—	45,398	—	—	45,398
Balance April 30, 2021	32,845,022	$328	$133,328	$536,408	(3,485,441)	$(66,290)	$603,774
Exercise of options and vesting of restricted stock, net of withholding tax	112,223	1	(229)	—	—	—	(228)
Issuance of common stock under Employee Stock Purchase Plan	10,563	—	187	—	—	—	187
Stock-based compensation	—	—	1,713	—	—	—	1,713
Net income	—	—	—	37,004	—	—	37,004
Balance July 31, 2021	32,967,808	$329	$134,999	$573,412	(3,485,441)	$(66,290)	$642,450
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net income	$8,350	$82,402
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	22,781	22,836
Change in right-of-use asset	19,409	17,005
Amortization of debt issuance costs	2,863	3,254
Provision (benefit) for bad debts and uncollectible interest	61,521	8,071
Stock-based compensation expense	6,633	3,752
Charges, net of credits	(1,484)	—
Deferred income taxes	25	17,251
Loss on extinguishment of debt	—	1,218
Loss on disposal of property and equipment	441	104
Tenant improvement allowances received from landlords	8,048	10,864
Change in operating assets and liabilities:
Customer accounts receivable	(5,666)	24,873
Other accounts receivables	6,902	6,296
Inventories	(16,126)	(27,199)
Other assets	(825)	(11,390)
Accounts payable	2,987	19,633
Accrued expenses	(22,373)	17,907
Operating leases	(28,288)	(26,293)
Income taxes	(166)	5,622
Deferred revenues and other credits	(2,206)	733
Net cash provided by operating activities	62,826	176,939
Cash flows from investing activities:
Purchases of property and equipment	(35,146)	(19,162)
Net cash used in investing activities	(35,146)	(19,162)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	407,690	62,900
Payments on asset-backed notes	(174,437)	(261,356)
Borrowings under revolving credit facility	662,364	740,850
Payments on revolving credit facility	(811,364)	(573,850)
Payments of debt issuance costs and amendment fees	(5,634)	(4,231)
Proceeds from stock issued under employee benefit plans	410	367
Tax payments associated with equity-based compensation transactions	(2,110)	(1,227)
Payment from extinguishment of debt	—	(141,279)
Purchase of treasury stock	(71,696)	—
Other	(429)	(514)
Net cash (provided by) used in financing activities	4,794	(178,340)
Net change in cash, cash equivalents and restricted cash	32,474	(20,563)
Cash, cash equivalents and restricted cash, beginning of period	39,637	60,260
Cash, cash equivalents and restricted cash, end of period	$72,111	$39,697
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$1	$493
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,728	$12,415
Property and equipment purchases not yet paid	$15,184	$5,962
Accrual for purchase of treasury stock	$(3,471)	$—
Supplemental cash flow data:
Cash interest paid	$8,340	$10,931
Cash income taxes paid, net	$1,418	$2,334
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
Cash and Cash Equivalents. As of July 31, 2022 and January 31, 2022, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $7.8 million and $5.2 million as of July 31, 2022 and January 31, 2022, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of July 31, 2022 and January 31, 2022 includes $40.6 million and $25.7 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $5.2 million and $4.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At July 31, 2022 and January 31, 2022, there was $8.3 million and $8.6 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At July 31, 2022 and January 31, 2022, the carrying value of customer accounts receivable in non-accrual status was $7.0 million and $5.9 million, respectively. At July 31, 2022 and January 31, 2022, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $82.1 million and $84.1 million, respectively. At July 31, 2022 and January 31, 2022, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $6.5 million and $5.5 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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
As of July 31, 2022 and January 31, 2022, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $144.2 million and $165.0 million, respectively. As of July 31, 2022 and January 31, 2022, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $35.6 million and $44.0 million, respectively.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $4.3 million and $5.1 million as of July 31, 2022 and January 31, 2022, respectively.
Loss on Extinguishment. During the six months ended July 31, 2021, we incurred a loss of $1.0 million related to the retirement of the remaining $141.2 million aggregate principal amount of our 7.25% Senior Notes due 2022 and a loss of $0.2 million related to the amendment of our Fifth Amended and Restated Loan and Security Agreement.
Income Taxes. For the six months ended July 31, 2022 and 2021, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2023 and 2022 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the six months ended July 31, 2022 and 2021, the effective tax rate was 13.3% and 23.4%, respectively. The primary factor affecting the decrease in our effective tax rate for the six months ended July 31, 2022 was the impact of state taxes and compensation expense.
Stock-based Compensation. During the six months ended July 31, 2022, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of $15.8 million. The PSUs will vest in fiscal year 2025, if at all, upon certification by the Compensation Committee of the Board of Directors of satisfaction of certain total stockholder return performance conditions over the three fiscal years commencing with fiscal year 2023. The RSUs will vest ratably, over periods of three years from the date of grant.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the RSUs and PSUs granted during the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
RSUs (1)	82,206	41,087	476,586	381,731
PSUs (2)	—	—	176,509	152,349
Total stock awards granted	82,206	41,087	653,095	534,080
Aggregate grant date fair value (in thousands)	$1,071	$960	$15,762	$9,250
(1)The RSUs issued during the three and six months ended July 31, 2022 and 2021 are scheduled to vest ratably over periods of three years to four years from the date of grant with the exception of RSU grants issued to the Board of Directors.
(2)The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the six months ended July 31, 2022 included expected volatility of 78.0%-80.0%, an expected term of 3 years and risk-free interest rate of 1.39%-2.58%.  No dividend yield was included in the weighted-average assumptions for the PSUs granted during the six months ended July 31, 2022. The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the six months ended July 31, 2021 included expected volatility of 83.0%, an expected term of 3 years and risk-free interest rate of 0.17%. No dividend yield was included in the weighted average assumptions for the PSUs granted during the six months ended July 31, 2021.
For the three months ended July 31, 2022 and 2021, stock-based compensation expense was $3.2 million and $1.7 million, respectively. For the six months ended July 31, 2022 and 2021, stock-based compensation expense was $6.6 million and $3.8 million, respectively.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Weighted-average common shares outstanding - Basic	23,833,100	29,438,605	24,306,524	29,382,162
Dilutive effect of stock options, PSUs and RSUs	83,169	773,843	155,312	690,239
Weighted-average common shares outstanding - Diluted	23,916,269	30,212,448	24,461,836	30,072,401
For the three months ended July 31, 2022 and 2021, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 1,548,376 and 656,987, respectively. For the six months ended July 31, 2022 and 2021, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 1,234,872 and 731,647, respectively.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At July 31, 2022, the fair value of the asset backed notes was $595.1 million as compared to the carrying value of $604.0 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the six months ended July 31, 2022, we recognized $5.0 million of revenue for customer deposits deferred as of January 31, 2022. During the six months ended July 31, 2022, we recognized $1.8 million of revenue for RSA administrative fees deferred as of January 31, 2022.
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
Financial Instruments - Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, an update that eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors in ASC 310-40 while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, with an option to apply a modified retrospective transition approach for the recognition and measurement of TDRs. We expect to adopt ASU 2022-02 during the first quarter of fiscal year 2024. We are currently assessing the impact this ASU will have on our consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	July 31, 2022	January 31, 2022
Customer accounts receivable (1)	$1,042,777	$1,130,395
Deferred fees and origination costs, net	(12,347)	(13,503)
Allowance for no-interest option credit programs	(17,704)	(19,654)
Allowance for uncollectible interest	(14,184)	(15,124)
Carrying value of customer accounts receivable	998,542	1,082,114
Allowance for credit losses (2)	(165,591)	(193,896)
Carrying value of customer accounts receivable, net of allowance for credit losses	832,951	888,218
Short-term portion of customer accounts receivable, net	(434,824)	(455,787)
Long-term customer accounts receivable, net	$398,127	$432,431

	Carrying Value
(in thousands)	July 31, 2022	January 31, 2022
Customer accounts receivable 60+ days past due (3)	$109,928	$112,858
Re-aged customer accounts receivable (4)	160,552	181,996
Restructured customer accounts receivable (5)	78,600	99,557
(1)As of July 31, 2022 and January 31, 2022, the customer accounts receivable balance included $21.2 million and $22.3 million, respectively, in interest receivable. Net of the allowance for uncollectible interest, interest receivable outstanding as of July 31, 2022 and January 31, 2022 was $7.0 million and $7.2 million, respectively.
(2)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of July 31, 2022 and January 31, 2022, which incorporated the continued estimated impact of the global COVID-19 outbreak on the U.S. economy. Our forecast utilized economic projections from a major rating service reflecting an increase in unemployment rates.
(3)As of July 31, 2022 and January 31, 2022, the carrying value of customer accounts receivable past due one day or greater was $298.2 million and $299.0 million, respectively. These amounts include the 60+ days past due balances shown above.
(4)The re-aged carrying value as of July 31, 2022 and January 31, 2022 includes $44.8 million and $48.6 million, respectively, in carrying value that are both 60+ days past due and re-aged.
(5)The restructured carrying value as of July 31, 2022 and January 31, 2022 includes $22.0 million and $29.0 million, respectively, in carrying value that are both 60+ days past due and restructured.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	July 31, 2022	January 31, 2022
Customer accounts receivable - current	$528,420	$564,825
Allowance for credit losses for customer accounts receivable - current	(93,596)	(109,038)
Customer accounts receivable, net of allowances	434,824	455,787
Customer accounts receivable - non current	484,306	532,413
Allowance for credit losses for customer accounts receivable - non current	(86,179)	(99,982)
Long-term portion of customer accounts receivable, net of allowances	398,127	432,431
Total customer accounts receivable, net	$832,951	$888,218
The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

	Six Months Ended July 31, 2022			Six Months Ended July 31, 2021
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$165,044	$43,976	$209,020	$219,740	$78,297	$298,037
Provision (benefit) for credit loss expense (1)	45,326	15,607	60,933	(5,422)	13,333	7,911
Principal charge-offs (2)	(65,919)	(23,882)	(89,801)	(61,323)	(38,709)	(100,032)
Interest charge-offs	(15,887)	(5,756)	(21,643)	(16,997)	(10,729)	(27,726)
Recoveries (2)	15,610	5,656	21,266	14,657	9,252	23,909
Allowance at end of period	$144,174	$35,601	$179,775	$150,655	$51,444	$202,099
Average total customer portfolio balance	$982,639	$92,262	$1,074,901	$982,186	$159,894	$1,142,080
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
We manage our customer accounts receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by year of origination. The information is presented as of July 31, 2022:

(in thousands)
Delinquency Bucket	2022	2021	2020	2019	Prior	Total	% of Total
Current	$298,380	$292,662	$87,626	$18,858	$2,767	$700,293	70.1%
1-30	35,983	69,396	25,441	9,927	2,145	142,892	14.3%
31-60	9,571	22,902	8,234	3,913	809	45,429	4.6%
61-90	5,130	13,958	5,220	2,650	629	27,587	2.8%
91+	7,644	45,783	17,569	9,126	2,219	82,341	8.2%
Total	$356,708	$444,701	$144,090	$44,474	$8,569	$998,542	100.0%

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Lease termination	$(1,484)	$—	$(1,484)	$—
Total charges and credits	$(1,484)	$—	$(1,484)	$—

During the three months ended July 31, 2022, we recognized a $1.5 million gain related to the termination of a lease for a single store location.

4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Interest income and fees	$61,760	$65,003	$124,474	$132,682
Insurance income	5,087	6,371	9,659	10,889
Other revenues	273	224	544	433
Total finance charges and other revenues	$67,120	$71,598	$134,677	$144,004
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
During the three months ended July 31, 2022 and 2021, interest income and fees reflected provisions for uncollectible interest of $10.3 million and $7.4 million, respectively. The amounts included in interest income and fees related to TDR accounts for the three months ended July 31, 2022 and 2021 were $3.8 million and $6.7 million, respectively. During the six months ended July 31, 2022 and 2021, interest income and fees reflected provisions for uncollectible interest of $19.6 million and $14.9 million, respectively. The amounts included in interest income and fees related to TDR accounts for the six months ended July 31, 2022 and 2021 were $7.9 million and $14.2 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	July 31, 2022	January 31, 2022
Revolving Credit Facility	$—	$149,000
2020-A VIE Asset-backed Class A Notes	—	9,184
2020-A VIE Asset-backed Class B Notes	—	18,342
2020-A VIE Asset-backed Class C Notes	—	17,695
2021-A VIE Asset-backed Class A Notes	66,378	195,595
2021-A VIE Asset-backed Class B Notes	66,090	66,090
2021-A VIE Asset-backed Class C Notes	63,890	63,890
2022-A VIE Asset-backed Class A Notes	275,600	—
2022-A VIE Asset-backed Class B Notes	132,090	—
Financing lease obligations	5,666	6,115
Total debt and financing lease obligations	609,714	525,911
Less:
Deferred debt issuance costs	(6,393)	(2,873)
Current maturities of long-term debt and financing lease obligations	(909)	(889)
Long-term debt and financing lease obligations	$602,412	$522,149
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
The asset-backed notes outstanding as of July 31, 2022 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class A Notes	$247,830	$246,152	$66,378	11/23/2021	5/15/2026	1.05%	3.15%
2021-A Class B Notes	66,090	65,635	66,090	11/23/2021	5/15/2026	2.87%	3.53%
2021-A Class C Notes	63,890	63,450	63,890	11/23/2021	5/15/2026	4.59%	5.21%
2022-A Class A Notes	275,600	273,731	275,600	7/21/2022	12/15/2026	5.87%	8.57%
2022-A Class B Notes	132,090	129,050	132,090	7/21/2022	12/15/2026	9.52%	10.40%
Total	$785,500	$778,018	$604,048
(1)After giving effect to debt issuance costs.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)For the six months ended July 31, 2022, and inclusive of the impact of changes in timing of actual and expected cash flows.
On July 21, 2022, the Company completed the issuance and sale of approximately $407.7 million in aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of approximately $402.8 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on December 15, 2026 and consist of $275.6 million of 5.87% Asset Backed Fixed Rate Notes, Class A, Series 2022-A (the "Class A Notes"), approximately $132.1 million of 9.52% Asset Backed Fixed Rate Notes, Class B, Series 2022-A (the "Class B Notes"). Additionally, the Company issued approximately $63.1 million in aggregate principal amount of zero coupon Asset Backed Fixed Rate Notes, Class C, Series 2022-A (the "Class C Notes") which mature on December 15, 2026. The Class C Notes are currently being retained by the Company.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2022, under our Revolving Credit Facility, we had immediately available borrowing capacity of $186.8 million, net of standby letters of credit issued of $22.3 million, and an additional $441.0 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 3.8% for the six months ended July 31, 2022.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of July 31, 2022, we were restricted from making distributions in excess of $151.5 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at July 31, 2022. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at July 31, 2022 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	4.04:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	5.38:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.57:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.57:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$49.5 million	$100.0 million
All capitalized terms in the above table are defined in the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     Contingencies
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a shareholder derivative lawsuit in federal court against us and certain of our current and former directors and former executive officers captioned Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson (former director), Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe (former executive officer) and Conn’s, Inc., Case No. 4:14-cv-03442 (S.D. Tex.) (the "Hack Litigation"). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the securities action (In re Conn's Inc. Sec. Litig., Cause No. 14-CV-00548 (S.D. Tex.)), which was settled in October 2018. The plaintiff seeks unspecified damages against these persons and does not request any damages from Conn’s. On February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521 (S.D. Tex.), was filed, asserting substantially similar claims against the same defendants. It was consolidated with the Hack Litigation (collectively, the "Federal Derivative Actions").
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
On April 7, 2022, State Court Plaintiff and Objector Richard Dohn, filed an appeal of the Final Order with the Fifth Circuit Court of Appeals (Hack v. Wright, No. 22-20177 (5th Cir.)). Dohn's opening brief was filed on July 5, 2022. Plaintiffs' and Defendants' respective response briefs are due August 24, 2022.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	July 31, 2022	January 31, 2022
Assets:
Restricted cash	$45,773	$29,872
Due from Conn’s, Inc., net	3,784	—
Customer accounts receivable:
Customer accounts receivable	788,671	463,411
Restructured accounts	27,552	29,621
Allowance for uncollectible accounts	(143,252)	(97,560)
Allowance for no-interest option credit programs	(16,495)	(10,275)
Deferred fees and origination costs	(9,021)	(5,033)
Total customer accounts receivable, net	647,455	380,164
Total assets	$697,012	$410,036
Liabilities:
Accrued expenses	$4,459	$2,638
Other liabilities	6,909	3,930
Due to Conn’s, Inc., net	—	12,755

Long-term debt:
2020-A Class A Notes	—	9,184
2020-A Class B Notes	—	18,342
2020-A Class C Notes	—	17,695
2021-A Class A Notes	66,378	195,595
2021-A Class B Notes	66,090	66,090
2021-A Class C Notes	63,890	63,890
2022-A Class A Notes	275,600	—
2022-A Class B Notes	132,090	—
	604,048	370,796
Less: deferred debt issuance costs	(6,393)	(2,871)
Total debt	597,655	367,925
Total liabilities	$609,023	$387,248
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
As of July 31, 2022, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended July 31, 2022			Three Months Ended July 31, 2021
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$86,320	$—	$86,320	$109,259	$—	$109,259
Home appliance	120,748	—	120,748	135,444	—	135,444
Consumer electronics	31,860	—	31,860	48,413	—	48,413
Home office	8,857	—	8,857	17,986	—	17,986
Other	7,664	—	7,664	9,143	—	9,143
Product sales	255,449	—	255,449	320,245	—	320,245
Repair service agreement commissions	21,615	—	21,615	23,700	—	23,700
Service revenues	2,448	—	2,448	2,840	—	2,840
Total net sales	279,512	—	279,512	346,785	—	346,785
Finance charges and other revenues	273	66,847	67,120	224	71,374	71,598
Total revenues	279,785	66,847	346,632	347,009	71,374	418,383
Costs and expenses:
Cost of goods sold	182,718	—	182,718	216,042	—	216,042
Selling, general and administrative expense (1)	98,035	32,107	130,142	102,157	35,713	137,870
Provision for bad debts	409	26,817	27,226	142	10,120	10,262
Charges and credits	(1,484)	—	(1,484)	—	—	—
Total costs and expenses	279,678	58,924	338,602	318,341	45,833	364,174
Operating income	107	7,923	8,030	28,668	25,541	54,209
Interest expense	—	6,808	6,808	—	6,088	6,088
Income before income taxes	$107	$1,115	$1,222	$28,668	$19,453	$48,121

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended July 31, 2022			Six Months Ended July 31, 2021
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$174,414	$—	$174,414	$203,750	$—	$203,750
Home appliance	230,476	—	230,476	248,705	—	248,705
Consumer electronics	65,464	—	65,464	86,451	—	86,451
Home office	19,046	—	19,046	32,507	—	32,507
Other	16,022	—	16,022	18,043	—	18,043
Product sales	505,422	—	505,422	589,456	—	589,456
Repair service agreement commissions	41,452	—	41,452	42,831	—	42,831
Service revenues	4,901	—	4,901	5,794	—	5,794
Total net sales	551,775	—	551,775	638,081	—	638,081
Finance charges and other revenues	544	134,133	134,677	433	143,571	144,004
Total revenues	552,319	134,133	686,452	638,514	143,571	782,085
Costs and expenses:
Cost of goods sold	361,100	—	361,100	400,921	—	400,921
Selling, general and administrative expense (1)	194,065	68,860	262,925	193,050	70,869	263,919
Provision (benefit) for bad debts	588	41,368	41,956	160	(7,034)	(6,874)
Charges and credits	(1,484)	—	(1,484)	—	—	—
Total costs and expenses	554,269	110,228	664,497	594,131	63,835	657,966
Operating income (loss)	(1,950)	23,905	21,955	44,383	79,736	124,119
Interest expense	—	12,329	12,329	—	15,292	15,292
Loss on extinguishment of debt	—	—	—	—	1,218	1,218
Income (loss) before income taxes	$(1,950)	$11,576	$9,626	$44,383	$63,226	$107,609
	July 31, 2022			July 31, 2021
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$676,303	$1,078,506	$1,754,809	$672,944	$1,036,003	$1,708,947
(1)For the three months ended July 31, 2022 and 2021, the amount of corporate overhead allocated to each segment reflected in SG&A expense was $6.6 million and $9.8 million, respectively. For the three months ended July 31, 2022 and 2021, the amount of reimbursement made to the retail segment by the credit segment was $6.6 million and $6.9 million, respectively. For the six months ended July 31, 2022 and 2021, the amount of corporate overhead allocated to each segment reflected in SG&A was $16.2 million and $18.8 million, respectively. For the six months ended July 31, 2022 and 2021, the amount of reimbursement made to the retail segment by the credit segment was $13.4 million and $14.2 million, respectively.

9. Stock Repurchases

On December 15, 2021, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $150.0 million of our outstanding common stock. The stock repurchase program expires on December 14, 2022. During the three months ended July 31, 2022 we did not repurchase any share of our common stock. During the six months ended July 31, 2022, we repurchased 3,316,000 shares of our common stock at an average weighted cost per share of $20.57 for an aggregate amount of $68.2 million.

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

Executive Summary
Total revenues were $346.6 million for the three months ended July 31, 2022 compared to $418.4 million for the three months ended July 31, 2021, a decrease of $71.8 million or 17.1%. Retail revenues were $279.8 million for the three months ended July 31, 2022 compared to $347.0 million for the three months ended July 31, 2021, a decrease of $67.2 million or 19.4%. The decrease in total retail revenue for the three months ended July 31, 2022 was primarily driven by a decrease in same store sales of 22.0%. The decrease in same store sales was primarily driven by a tightening of underwriting standards from our lease-to-own partners, the effect the benefits stimulus had on sales in the prior period and lower consumer demand in the current period.The decrease in same store sales was partially offset by new store growth. Credit revenues were $66.8 million for the three months ended July 31, 2022 compared to $71.4 million for the three months ended July 31, 2021, a decrease of $4.6 million or 6.4%. The decrease in credit revenue was primarily due to a 4.9% decrease in the average outstanding balance of the customer accounts receivable portfolio as well as a decline in insurance commissions.
Retail gross margin for the three months ended July 31, 2022 was 34.6%, decrease of 310 basis points from the 37.7% reported for the three months ended July 31, 2021. The year-over-year decrease in retail gross margin was primarily driven by increased product costs as a result of higher freight, higher fuel costs and the deleveraging of fixed distribution costs. These increases were partially offset by an increase in RSA commissions and a more profitable product mix.

Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2022 was $130.1 million compared to $137.9 million for the three months ended July 31, 2021, a decrease of $7.7 million or 5.6%. The SG&A decrease in the retail segment was primarily due to a decline in variable costs and declines in advertising and labor costs as a result of cost saving initiatives. These decreases were partially offset by an increase in occupancy costs due to higher utility costs and new store growth. The SG&A decrease in the credit segment was primarily due to a decrease in general operating costs, including legal and professional service fees.
Provision for bad debts increased to $27.2 million for the three months ended July 31, 2022 from $10.3 million for the three months ended July 31, 2021, an overall change of $16.9 million. The year-over-year increase was primarily driven by a smaller decrease in the allowance for bad debts during the three months ended July 31, 2022 compared to the decrease for the three months ended July 31, 2021 and a year-over-year increase in net charge-offs of $4.9 million. The decrease in the allowance for bad debts during the three months ended July 31, 2022 was primarily driven by a decrease in the customer account receivable portfolio balance and an improvement in historical loss rates. During the three months ended July 31, 2021, the decrease was primarily driven by a decrease in the rate of delinquencies and re-ages, a decrease in the customer account receivable portfolio balance and an improvement in the forecasted unemployment rate that drove a $5.0 million decrease in the economic adjustment.
Interest expense was $6.8 million for the three months ended July 31, 2022 and $6.1 million for the three months ended July 31, 2021, an increase of $0.7 million or 11.8%. The increase was driven by a higher average balance of debt offset by a lower effective interest rate.
Net income for the three months ended July 31, 2022 was $2.1 million or $0.09 per diluted share, compared to net income of $37.0 million, or $1.22 per diluted share, for the three months ended July 31, 2021.
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
Company Initiatives
We delivered the following financial and operational results in the second quarter of fiscal year 2023 as compared to the prior fiscal year period (unless otherwise noted):
•Total consolidated revenue declined 17.1% to $346.6 million, due to a 19.4% decline in total net sales, and a 6.3% reduction in finance charges and other revenues;
•Same store sales decreased 22.0%;
•eCommerce sales increased 11.5% to a second quarter record of $19.3 million;
•Credit spread was 960 basis points, and fiscal year-to-date the credit spread was 1,060 basis points;
•Net earnings were $0.09 per diluted share, compared to net earnings of $1.22 per diluted share for the same period last fiscal year;

•Added two new standalone stores bringing the total number of stores at July 31, 2022 to 163 and added four store-within-a store locations with Belk, Inc.; and
•The Company completed an ABS transaction demonstrating the Company’s ability to access the capital markets even during turbulent market conditions resulting in the issuance and sale of $407.7 million aggregate principal amount of Class A and Class B Notes, and issued and retained the Class C Notes in aggregate principal amount of $63.1 million.
Strategic Update
In response to challenging macroeconomic pressures, the Company has updated its near-term strategic priorities which include:
•Reducing operating costs. The Company is conducting an extensive review and prioritization of its cost structure. The Company expects current initiatives, combined with prior actions, to generate cost savings of approximately $12.0 - $16.0 million in the back half of this fiscal year.
•Lowering capital expenditures. The Company is delaying or eliminating several planned capital investments, including adjusting planned new store openings and distribution center expansions. As a result, Conn’s expects to reduce investments in capital expenditures for fiscal year 2023 by approximately $20.0 million compared to its prior expectation.
•Maintaining conservative credit underwriting. The Company is focused on maintaining conservative credit underwriting and remaining disciplined in its approach to credit collections. At July 31, 2022, the weighted average credit score of outstanding balances was 611, 60+ days past due balances as a percentage of the total customer portfolio carrying value was 11.0%, and re-aged balances as percentages of the total customer portfolio carrying value were 16.1%.
Outlook
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

Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues:
Total net sales	$279,512	$346,785	$(67,273)	$551,775	$638,081	$(86,306)
Finance charges and other revenues	67,120	71,598	(4,478)	134,677	144,004	(9,327)
Total revenues	346,632	418,383	(71,751)	686,452	782,085	(95,633)
Costs and expenses:
Cost of goods sold	182,718	216,042	(33,324)	361,100	400,921	(39,821)
Selling, general and administrative expense	130,142	137,870	(7,728)	262,925	263,919	(994)
Provision (benefit) for bad debts	27,226	10,262	16,964	41,956	(6,874)	48,830
Charges and credits	(1,484)	—	(1,484)	(1,484)	—	(1,484)
Total costs and expenses	338,602	364,174	(25,572)	664,497	657,966	6,531
Operating income	8,030	54,209	(46,179)	21,955	124,119	(102,164)
Interest expense	6,808	6,088	720	12,329	15,292	(2,963)
Loss on extinguishment of debt	—	—	—	—	1,218	(1,218)
Income before income taxes	1,222	48,121	(46,899)	9,626	107,609	(97,983)
Provision (benefit) for income taxes	(907)	11,117	(12,024)	1,276	25,207	(23,931)
Net income	$2,129	$37,004	$(34,875)	$8,350	$82,402	$(74,052)
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

The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Revenues:
Product sales	$255,449	$320,245	$(64,796)	$505,422	$589,456	$(84,034)
Repair service agreement commissions	21,615	23,700	(2,085)	41,452	42,831	(1,379)
Service revenues	2,448	2,840	(392)	4,901	5,794	(893)
Total net sales	279,512	346,785	(67,273)	551,775	638,081	(86,306)
Finance charges and other	273	224	49	544	433	111
Total revenues	279,785	347,009	(67,224)	552,319	638,514	(86,195)
Costs and expenses:
Cost of goods sold	182,718	216,042	(33,324)	361,100	400,921	(39,821)
Selling, general and administrative expense (1)	98,035	102,157	(4,122)	194,065	193,050	1,015
Provision for bad debts	409	142	267	588	160	428
Charges and credits	(1,484)	—	(1,484)	(1,484)	—	(1,484)
Total costs and expenses	279,678	318,341	(38,663)	554,269	594,131	(39,862)
Operating (loss) income	$107	$28,668	$(28,561)	$(1,950)	$44,383	$(46,333)
Number of stores:
Beginning of period	161	152		158	146
Opened	2	3		5	9
End of period (2)	163	155		163	155

Credit Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues:
Finance charges and other revenues	$66,847	$71,374	$(4,527)	$134,133	$143,571	$(9,438)
Costs and expenses:
Selling, general and administrative expense (1)	32,107	35,713	(3,606)	68,860	70,869	(2,009)
Provision for bad debts	26,817	10,120	16,697	41,368	(7,034)	48,402
Total costs and expenses	58,924	45,833	13,091	110,228	63,835	46,393
Operating income	7,923	25,541	(17,618)	23,905	79,736	(55,831)
Interest expense	6,808	6,088	720	12,329	15,292	(2,963)
Loss on extinguishment of debt	—	—	—	—	1,218	(1,218)
Income before income taxes	$1,115	$19,453	$(18,338)	$11,576	$63,226	$(51,650)
(1)For the three months ended July 31, 2022 and 2021, the amount of overhead allocated to each segment reflected in SG&A was $6.6 million and $9.8 million, respectively. For the three months ended July 31, 2022 and 2021, the amount of reimbursement made to the retail segment by the credit segment was $6.6 million and $6.9 million, respectively. For the six months ended July 31, 2022 and 2021, the amount of corporate overhead allocated to each segment reflected in SG&A was $16.2 million and $18.8 million, respectively. For the six months ended July 31, 2022 and 2021, the amount of reimbursement made to the retail segment by the credit segment was $13.4 million and $14.2 million, respectively.
(2)Does not include four store-within-a-store locations with Belk, Inc. opened during the three and six months ended July 31, 2022.

Three months ended July 31, 2022 compared to three months ended July 31, 2021
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended July 31,					%	Same Store
(dollars in thousands)	2022	% of Total	2021	% of Total	Change	Change	% Change
Furniture and mattress	$86,320	30.9%	$109,259	31.5%	$(22,939)	(21.0)%	(24.6)%
Home appliance	120,748	43.2	135,444	39.1	(14,696)	(10.9)	(13.1)
Consumer electronics	31,860	11.4	48,413	14.0	(16,553)	(34.2)	(36.2)
Home office	8,857	3.2	17,986	5.2	(9,129)	(50.8)	(50.1)
Other	7,664	2.7	9,143	2.6	(1,479)	(16.2)	(16.9)
Product sales	255,449	91.4	320,245	92.4	(64,796)	(20.2)	(22.7)
Repair service agreement commissions (1)	21,615	7.7	23,700	6.8	(2,085)	(8.8)	(15.3)
Service revenues	2,448	0.9	2,840	0.8	(392)	(13.8)
Total net sales	$279,512	100.0%	$346,785	100.0%	$(67,273)	(19.4)%	(22.0)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the three months ended July 31, 2022 was primarily driven by a decrease in same store sales of 22.0%. The decrease in same store sales was primarily driven by a tightening of underwriting standards from our lease-to-own partners, the effect the benefits stimulus had on sales in the prior period and lower demand in the current period. The decrease in same store sales was partially offset by new store growth.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended July 31,
(in thousands)	2022	2021	Change
Interest income and fees	$61,760	$65,003	$(3,243)
Insurance income	5,087	6,371	(1,284)
Other revenues	273	224	49
Finance charges and other revenues	$67,120	$71,598	$(4,478)
The decrease in finance charges and other revenues was primarily due to a 4.9% decrease in the average outstanding balance of the customer accounts receivable portfolio as well as a decline in insurance commissions.
The following table provides key portfolio performance information:

	Three Months Ended July 31,
(dollars in thousands)	2022	2021	Change
Interest income and fees	$61,760	$65,003	$(3,243)
Net charge-offs	(36,074)	(31,184)	(4,890)
Interest expense	(6,808)	(6,088)	(720)
Net portfolio income	$18,878	$27,731	$(8,853)
Average outstanding portfolio balance	$1,051,952	$1,105,936	$(53,984)
Interest income and fee yield (annualized)	23.3%	23.3%
Net charge-off % (annualized)	13.7%	11.3%

Retail Gross Margin

	Three Months Ended July 31,
(dollars in thousands)	2022	2021	Change
Retail total net sales	$279,512	$346,785	$(67,273)
Cost of goods sold	182,718	216,042	(33,324)
Retail gross margin	$96,794	$130,743	$(33,949)
Retail gross margin percentage	34.6%	37.7%
The decrease in retail gross margin was primarily driven by increased product costs as a result of higher freight, higher fuel costs and the deleveraging of fixed distribution costs. These increases were partially offset by an increase in RSA commissions and a more profitable product mix.
Selling, General and Administrative Expense

	Three Months Ended July 31,
(dollars in thousands)	2022	2021	Change
Retail segment	$98,035	$102,157	$(4,122)
Credit segment	32,107	35,713	(3,606)
Selling, general and administrative expense - Consolidated	$130,142	$137,870	$(7,728)
Selling, general and administrative expense as a percent of total revenues	37.5%	33.0%
The SG&A decrease in the retail segment was primarily due to a decline in variable costs and declines in advertising and labor costs as a result of cost saving initiatives. These decreases were partially offset by an increase in occupancy costs due to higher utilities costs and new store growth.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 12.2% for the three months ended July 31, 2022 as compared to 12.9% for the three months ended July 31, 2021. The SG&A decrease in the credit segment was primarily due to a decrease in general operating costs, including legal and professional service fees.
Provision for Bad Debts

	Three Months Ended July 31,
(dollars in thousands)	2022	2021	Change
Retail segment	$409	$142	$267
Credit segment	26,817	10,120	16,697
Provision for bad debts - Consolidated	$27,226	$10,262	$16,964
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	10.2%	3.7%

The provision for bad debts increased to $27.2 million for the three months ended July 31, 2022 from $10.3 million for the three months ended July 31, 2021, an overall change of $16.9 million. The year-over-year increase was primarily driven by a smaller decrease in the allowance for bad debts during the three months ended July 31, 2022 compared to the three months ended July 31, 2021 and a year-over-year increase in net charge-offs of $4.9 million. The decrease in the allowance for bad debts during the three months ended July 31, 2022 was primarily driven by a decrease in the customer account receivable portfolio balance and an improvement in historical loss rates. During the three months ended July 31, 2021, the decrease was primarily driven by a decrease in the rate of delinquencies and re-ages, a decrease in the customer account receivable portfolio and an improvement in the forecasted unemployment rate that drove a $5.0 million decrease in the economic adjustment.
Charges and Credits
During the three months ended July 31, 2022, we recognized a $1.5 million gain related to the termination of a lease.
Interest Expense
Interest expense was $6.8 million for the three months ended July 31, 2022 and $6.1 million for the three months ended July 31, 2021, an increase of $0.7 million or 11.8%. The increase was driven by a higher average balance of debt offset by a lower effective interest rate.
Provision for Income Taxes

	Three Months Ended July 31,
(dollars in thousands)	2022	2021	Change
Provision (benefit) for income taxes	$(907)	$11,117	$(12,024)
Effective tax rate	(74.2)%	23.1%
The decrease in income tax expense for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 was driven by a $46.9 million decrease in pre-tax earnings at the statutory rate of 21%.
Six months ended July 31, 2022 compared to six months ended July 31, 2021
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Six Months Ended July 31,					%	Same Store
(dollars in thousands)	2022	% of Total	2021	% of Total	Change	Change	% Change
Furniture and mattress	$174,414	31.6%	$203,750	31.9%	$(29,336)	(14.4)%	(25.5)%
Home appliance	230,476	41.7	248,705	39.0	(18,229)	(7.3)	(9.7)
Consumer electronics	65,464	11.9	86,451	13.5	(20,987)	(24.3)	(26.3)
Home office	19,046	3.5	32,507	5.1	(13,461)	(41.4)	(41.5)
Other	16,022	2.9	18,043	2.8	(2,021)	(11.2)	(12.5)
Product sales	505,422	91.6	589,456	92.3	(84,034)	(14.3)	(16.9)
Repair service agreement commissions (1)	41,452	7.5	42,831	6.7	(1,379)	(3.2)	(11.3)
Service revenues	4,901	0.9	5,794	1.0	(893)	(15.4)
Total net sales	$551,775	100.0%	$638,081	100.0%	$(86,306)	(13.5)%	(16.4)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the six months ended July 31, 2022 was primarily driven by a decrease in same store sales of 16.4%. The decrease in same store sales was primarily driven by a tightening of underwriting standards from our lease-to-own partners, the effect the benefits stimulus had on sales in the prior period and lower demand in the current period.

The following table provides the change of the components of finance charges and other revenues:

	Six Months Ended July 31,
(in thousands)	2022	2021	Change
Interest income and fees	$124,474	$132,682	$(8,208)
Insurance income	9,659	10,889	(1,230)
Other revenues	544	433	111
Finance charges and other revenues	$134,677	$144,004	$(9,327)
The decrease in finance charges and other revenues was primarily due to a 5.9% decrease in the average outstanding balance of the customer accounts receivable portfolio and a decline in insurance commissions.
The following table provides key portfolio performance information:

	Six Months Ended July 31,
(dollars in thousands)	2022	2021	Change
Interest income and fees	$124,474	$132,682	$(8,208)
Net charge-offs	(68,535)	(76,123)	7,588
Interest expense	(12,329)	(15,292)	2,963
Net portfolio income	$43,610	$41,267	$2,343
Average outstanding portfolio balance	$1,074,901	$1,142,080	$(67,179)
Interest income and fee yield (annualized)	23.4%	23.4%
Net charge-off % (annualized)	12.8%	13.3%
Retail Gross Margin

	Six Months Ended July 31,
(dollars in thousands)	2022	2021	Change
Retail total net sales	$551,775	$638,081	$(86,306)
Cost of goods sold	361,100	400,921	(39,821)
Retail gross margin	$190,675	$237,160	$(46,485)
Retail gross margin percentage	34.6%	37.2%
The decrease in retail gross margin was primarily driven by increased product costs as a result of higher freight, higher fuel costs and the deleveraging of fixed distribution costs. These increases were partially offset by an increase in RSA commissions.
Selling, General and Administrative Expense

	Six Months Ended July 31,
(dollars in thousands)	2022	2021	Change
Retail segment	$194,065	$193,050	$1,015
Credit segment	68,860	70,869	(2,009)
Selling, general and administrative expense - Consolidated	$262,925	$263,919	$(994)
Selling, general and administrative expense as a percent of total revenues	38.3%	33.7%
The SG&A increase in the retail segment was primarily due to higher occupancy costs associated with new store growth and higher general operating costs. The increase was partially offset by declines in advertising and labor costs.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 12.8% for the six months ended July 31, 2022 as compared to 12.4% for the six months ended July 31, 2021. The SG&A decrease in the credit segment was primarily due to a decline in labor costs. The increase in the SG&A as a percent of the average customer portfolio balance was due to a year-over-year decline in the portfolio balance.

Provision for Bad Debts

	Six Months Ended July 31,
(dollars in thousands)	2022	2021	Change
Retail segment	$588	$160	$428
Credit segment	41,368	(7,034)	48,402
Provision for bad debts - Consolidated	$41,956	$(6,874)	$48,830
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	7.7%	(1.2)%
The provision for bad debts increased to $42.0 million for the six months ended July 31, 2022 from $6.9 million benefit for the six months ended July 31, 2021, an overall change of $48.9 million. The year-over-year increase was primarily driven by a smaller decrease in the allowance for bad debts during the six months ended July 31, 2022 compared to the decrease for the six months ended July 31, 2021. This is partially offset by a year-over-year decrease in net charge-offs of $7.6 million. The decrease in the allowance for bad debts during the six months ended July 31, 2022 was primarily driven by a decrease in the customer accounts receivable portfolio balance and a decrease in loss rates. During the six months ended July 31, 2021, the decrease was primarily driven by a decrease in the customer accounts receivable portfolio balance, an improvement in the forecasted unemployment rate that drove a $25.0 million decrease in the economic adjustment and a decline in the estimated loss rates driven by a decline in delinquencies.
Charges and Credits
During the six months ended July 31, 2022, we recognized a $1.5 million gain related to the termination of a lease.
Interest Expense
Interest expense was $12.3 million for the six months ended July 31, 2022 and $15.3 million for the six months ended July 31, 2021, a decrease of $3.0 million or 19.6%. The decrease was driven by a lower effective interest rate offset by a higher average balance of debt during the current period.
Provision for Income Taxes

	Six Months Ended July 31,
(dollars in thousands)	2022	2021	Change
Provision (benefit) for income taxes	$1,276	$25,207	$(23,931)
Effective tax rate	13.3%	23.4%
The decrease in income tax expense for the six months ended July 31, 2022 compared to the six months ended July 31, 2021 was driven by a $98.0 million decrease in pre-tax earnings at the statutory rate of 21%.

Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 69% of our originations during the six months ended July 31, 2022, with maximum equivalent interest rates of up to 32% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 14% of our originations during the six months ended July 31, 2022.
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
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of July 31,
	2022	2021
Weighted average credit score of outstanding balances (1)	611	608
Average outstanding customer balance	$2,508	$2,414
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)(4)	11.0%	7.2%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(5)	16.1%	20.4%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$35,808	$70,058
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	17.2%	18.3%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	34.0%	29.8%

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Total applications processed	257,381	336,438	525,085	634,344
Weighted average origination credit score of sales financed (1)	620	614	620	615
Percent of total applications approved and utilized	23.5%	22.5%	21.8%	22.2%
Average income of credit customer at origination	$50,800	$47,700	$50,500	$48,100
Percent of retail sales paid for by:
In-house financing, including down payments received	52.1%	50.9%	51.0%	49.9%
Third-party financing	18.9%	17.5%	18.4%	17.2%
Third-party lease-to-own option	6.8%	11.5%	7.1%	11.9%
	77.8%	79.9%	76.5%	79.0%
(1)Credit scores exclude non-scored accounts.
(2)Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
(3)Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.
(4)Increase was primarily due to a decrease in cash collections driven by the impact of stimulus benefits in prior year.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 15.0% as of July 31, 2022 from 15.5% as of July 31, 2021. The decrease was primarily related to a decrease in loss rates.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due increased 430 basis points over the prior year period to 9.6% as of July 31, 2022 from 5.3% as of July 31, 2021. The increase was primarily due to lower payment rates and the impact of stimulus benefits in the prior period.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 43.0% as of July 31, 2022 as compared to 37.8% as of July 31, 2021. This increase reflects higher delinquency rates and loss rates on restructured accounts.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 13.7% for the three months ended July 31, 2022 compared to 11.3% for the three months ended July 31, 2021. This increase is primarily related to the impact of stimulus benefits in the prior period.
As of July 31, 2022 and 2021, balances under no-interest programs included within customer receivables were $354.1 million and $329.6 million, respectively. This increase is due to a shift in the underwriting strategy that occurred in the first quarter of fiscal year 2022.

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
Operating cash flows.  For the six months ended July 31, 2022, net cash provided by operating activities was $62.8 million compared to $176.9 million for the six months ended July 31, 2021. The decrease in net cash provided by operating activities was primarily driven by lower cash collections compared to prior year due to lower payment rates, normal fluctuation in accrued expenses and a decrease in net income when adjusted for non-cash activity in comparison to the prior year period.
Investing cash flows.  For the six months ended July 31, 2022, net cash used in investing activities was $35.1 million compared to $19.2 million for the six months ended July 31, 2021. The cash used during the six months ended July 31, 2022 was primarily for investments in new stores and technology investments, including the acquisition of a lease-to-own technology platform. The cash used during the six months ended July 31, 2021 was primarily for investments in new stores.
Financing cash flows.  For the six months ended July 31, 2022, net cash provided by financing activities was $4.8 million compared to net cash used in financing activities of $178.3 million for the six months ended July 31, 2021. During the period ended July 31, 2022, we issued the 2022-A Class A and Class B VIE asset backed notes resulting in net proceeds to us of approximately $273.7 million and $129.1 million, net of transaction costs, respectively. The proceeds were used to pay down the balance of the Company's Revolving Credit Facility and for other general corporate purposes. During the period ended July 31, 2021, we issued 2020-A Class C VIE asset backed notes resulting in net proceeds to us of approximately $62.5 million, net of transaction costs. The proceeds from the 2020-A VIE asset-backed notes were used to partially pay down the balance of the Company's Revolving Credit Facility. Cash collections from the securitized receivables were used to make payments on asset-backed notes of approximately $174.4 million during the six months ended July 31, 2022 compared to approximately $261.4 million in the comparable prior year period. During the period ended July 31, 2022, net payments under the Revolving Credit Facility were $149.0 million compared to net borrowings of $167.0 million during the comparable prior year period. During the six months ended July 31, 2021, we retired the remaining $141.2 million aggregate principal amount of our Senior Notes outstanding.
Stock Repurchase Program. On December 14, 2021, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $150 million of our outstanding common stock. The stock repurchase program expires on December 14, 2022. No shares were repurchased for the three months ended July 31, 2022. For the six months ended July 31, 2022, we settled the repurchase of 3,462,848 shares of our common stock at an average weighted cost per share of $20.70 for an aggregate amount of $71.7 million.

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
The asset-backed notes outstanding as of July 31, 2022 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class A Notes	$247,830	$246,152	$66,378	11/23/2021	5/15/2026	1.05%	3.15%
2021-A Class B Notes	66,090	65,635	66,090	11/23/2021	5/15/2026	2.87%	3.53%
2021-A Class C Notes	63,890	63,450	63,890	11/23/2021	5/15/2026	4.59%	5.21%
2022-A Class A Notes	275,600	273,731	275,600	7/21/2022	12/15/2026	5.87%	8.57%
2022-A Class B Notes	132,090	129,050	132,090	7/21/2022	12/15/2026	9.52%	10.40%
Total	$785,500	$778,018	$604,048
(1)After giving effect to debt issuance costs.
(2)For the six months ended July 31, 2022, and inclusive of the impact of changes in timing of actual and expected cash flows.
On July 21, 2022, the Company completed the issuance and sale of approximately $407.7 million in aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of approximately 402.8 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on December 15, 2026 and consist of $275.6 million of 5.87% Asset Backed Fixed Rate Notes, Class A, Series 2022-A, approximately $132.1 million of 9.52% Asset Backed Fixed Rate Notes, Class B, Series 2022-A. Additionally, the Company issued approximately $63.1 million in aggregate principal amount of zero coupon Asset Backed Fixed Rate Notes, Class C, Series 2022-A (the "Class C Notes") which mature on December 15, 2026. The Class C Notes are currently being retained by the Company.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2022, under our Revolving Credit Facility, we had immediately available borrowing capacity of $186.8 million, net of standby letters of credit issued of $22.3 million and an additional $441.0 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 3.8% for the six months ended July 31, 2022.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of July 31, 2022, we were restricted from making distributions in excess of $151.5 million as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. We were in compliance with our debt covenants at July 31, 2022. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at July 31, 2022 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	4.04:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	5.38:1.00	1.50:1.00
Leverage Ratio must not exceed maximum	1.57:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.57:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$49.5 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.5 million per store (before tenant improvement allowances). In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened two new standalone stores and four new store-within-a-store locations with Belk, Inc. during the six months ended July 31, 2022 and currently plan to open a total of 10 to 12 standalone locations and 15 to 20 store-within-a-store locations. Our anticipated capital expenditures for the remainder of fiscal year 2023 are between $37.5 million and $47.5 million, which includes expenditures for new stores we plan to open in fiscal year 2023.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of July 31, 2022, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $186.8 million under our Revolving Credit Facility and (ii) $24.3 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of July 31, 2022:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$—	$—	$—	$—	$—
2021-A Class A Notes (2)	69,021	697	1,394	66,930	—
2021-A Class B Notes (2)	73,283	1,897	3,794	67,592	—
2021-A Class C Notes (2)	75,010	2,933	5,865	66,212	—
2022-A Class A Notes (2)	346,427	16,178	32,355	297,894	—
2022-A Class B Notes (2)	187,144	12,575	25,150	149,419	—
Financing lease obligations	7,278	1,198	2,120	1,161	2,799
Operating leases:
Real estate	618,180	90,350	179,956	138,500	209,374
Equipment	52	23	28	1	—
Contractual commitments (3)	99,579	95,917	3,629	33	—
Total	$1,475,974	$221,768	$254,291	$787,742	$212,173
(1)Estimated interest payments are based on the outstanding balance as of July 31, 2022 and the interest rate in effect at that time.
(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments primarily include commitments to purchase inventory of $78.4 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. As of July 31, 2022 and January 31, 2022, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the indenture that governs the asset-backed notes on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.

The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of July 31, 2022 and January 31, 2022, and a summarized Statement of Operations on a consolidated basis for the six months ended July 31, 2022. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of July 31, 2022 and January 31, 2022, and for the six months ended July 31, 2022:

(in thousands)	July 31, 2022	January 31, 2022
Assets
Cash, cash equivalents and restricted cash	$26,339	$9,765
Customer accounts receivable	123,078	243,527
Inventories	262,952	246,826
Net due from non-guarantor subsidiary	—	14,903
Other current assets	72,479	78,556
Total current assets	484,848	593,577
Long-term portion of customer accounts receivable	62,418	264,527
Property and equipment, net	210,814	192,763
Right of use assets, net	252,653	256,267
Other assets	50,849	52,199
Total assets	$1,061,582	$1,359,333

Liabilities
Current portion of debt	$909	$889
Lease liability operating - current	57,940	54,534
Net due to non-guarantor subsidiary	347	—
Other liabilities	178,793	200,326
Total current liabilities	237,989	255,749
Lease liability operating - non current	321,104	330,439
Long-term debt	4,757	154,224
Other long-term liabilities	25,841	26,889
Total liabilities	$589,691	$767,301

Six Months Ended July 31,
Net sales and finances charges	$646,313
Servicing fee revenue from non-guarantor subsidiary	21,332
Total revenues	667,645
Total costs and expenses	656,236
Net income	$11,409

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
During the six months ended July 31, 2022, loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowing or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit on the Revolving Credit Facility in the immediately preceding quarter. Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of July 31, 2022, there was no outstanding balance under our Revolving Credit Facility. A 100 basis point increase in interest rates on the Revolving Credit Facility would not change our borrowing costs over a 12-month period, based on the outstanding balance at July 31, 2022.

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
For the quarter ended July 31, 2022, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of Conn's common stock by Conn's or its affiliates during the three months ended July 31, 2022.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
May 1 - 31	—	$—	—	$23.0
June 1 -30	—	$—	—	$23.0
July 1 -31	—	$—	—	$23.0
Total	—		—

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

3.1
Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Third Amended and Restated Bylaws of Conn’s, Inc. effective as of December 7, 2020 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2020)

4.1
Base Indenture, dated as of July 21, 2022, by and between the Issuer and the Trustee (incorporated by herein reference to Exhibit 4.1 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 9, 2022)

4.2
Series 2022-A Supplement to the Base Indenture, dated as of July 21, 2022, by and between the Issuer and the Trustee (incorporated by herein reference to Exhibit 4.2 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 9, 2022)

10.1
First Receivables Purchase Agreement, dated July 21, 2022, by and between the Seller and the Depositor (incorporated by herein reference to Exhibit 10.1 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 9, 2022)

10.2
Second Receivables Purchase Agreement, dated July 21, 2022, by and between the Depositor and the Receivables Trust (incorporated by herein reference to Exhibit 10.2 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 9, 2022)

10.3
Purchase and Sale Agreement, dated July 21, 2022, by and between the Depositor and the Issuer (incorporated by herein reference to Exhibit 10.3 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 9, 2022)

10.4
Servicing Agreement dated as of July 21, 2022, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated by herein reference to Exhibit 10.4 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 9, 2022)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101*	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2023, filed with the SEC on August 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2022 and January 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended July 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2022 and 2021 and (v) the notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	August 30, 2022

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)