Form 10-Q
period 2022-10-31
CONNS INC
filed 2022-12-06
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 1, 2022:

Class	Outstanding
Common stock, $0.01 par value per share	23,945,095

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2022

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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	October 31, 2022	January 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,433	$7,707
Restricted cash (includes VIE balances of $43,394 and $29,872, respectively)	45,503	31,930
Customer accounts receivable, net of allowances (includes VIE balances of $284,861 and $212,259, respectively)	423,827	455,787
Other accounts receivable	59,142	63,055
Inventories	259,285	246,826
Income taxes receivable	13,599	6,745
Prepaid expenses and other current assets	11,381	8,756
Total current assets	821,170	820,806
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $253,005 and $167,905, respectively)	391,933	432,431
Property and equipment, net	218,640	192,763
Operating lease right-of-use assets	255,202	256,267
Other assets	50,187	52,199
Total assets	$1,737,132	$1,754,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$919	$889
Accounts payable	79,865	74,705
Accrued compensation and related expenses	19,393	36,677
Accrued expenses	76,937	73,035
Operating lease liability - current	56,295	54,534
Income taxes payable	2,516	3,007
Deferred revenues and other credits	10,992	15,569
Total current liabilities	246,917	258,416
Operating lease liability - non current	323,410	330,439
Long-term debt and finance lease obligations (includes VIE balances of $473,156 and $367,925, respectively)	591,673	522,149
Deferred tax liability	—	7,351
Other long-term liabilities	32,026	21,292
Total liabilities	1,194,026	1,139,647
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 33,341,190 and 33,015,053 shares issued, respectively)	333	330
Treasury stock (at cost; 9,404,920 shares and 6,088,920 shares issued, respectively)	(193,370)	(125,145)
Additional paid-in capital	153,417	140,419
Retained earnings	582,726	599,215
Total stockholders’ equity	543,106	614,819
Total liabilities and stockholders’ equity	$1,737,132	$1,754,466
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenues:
Product sales	$233,176	$308,301	$738,598	$897,757
Repair service agreement commissions	18,804	23,769	60,256	66,600
Service revenues	2,378	2,513	7,279	8,307
Total net sales	254,358	334,583	806,133	972,664
Finance charges and other revenues	66,842	70,875	201,519	214,879
Total revenues	321,200	405,458	1,007,652	1,187,543
Costs and expenses:
Cost of goods sold	169,842	211,298	530,942	612,219
Selling, general and administrative expense	126,243	138,081	389,169	402,000
Provision for bad debts	35,104	26,532	77,059	19,658
Charges and credits	8,006	—	6,522	—
Total costs and expenses	339,195	375,911	1,003,692	1,033,877
Operating income (loss)	(17,995)	29,547	3,960	153,666
Interest expense	11,478	5,206	23,807	20,498
Loss on extinguishment of debt	—	—	—	1,218
Income (loss) before income taxes	(29,473)	24,341	(19,847)	131,950
Provision (benefit) for income taxes	(4,634)	6,102	(3,358)	31,309
Net income (loss)	$(24,839)	$18,239	$(16,489)	$100,641
Income (loss) per share:
Basic	$(1.04)	$0.62	$(0.68)	$3.42
Diluted	$(1.04)	$0.60	$(0.68)	$3.34
Weighted average common shares outstanding:
Basic	23,911,273	29,488,321	24,172,679	29,418,047
Diluted	23,911,273	30,261,421	24,172,679	30,127,419

See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2022	33,015,053	$330	$140,419	$599,215	(6,088,920)	$(125,145)	$614,819
Exercise of options and vesting of restricted stock, net of withholding tax	163,032	2	(2,029)	—	—	—	(2,027)
Issuance of common stock under Employee Stock Purchase Plan	14,192	—	194	—	—	—	194
Stock-based compensation	—	—	3,409	—	—	—	3,409
Common stock repurchase	—	—	—	—	(3,316,000)	(68,225)	(68,225)
Net income	—	—	—	6,221	—	—	6,221
Balance April 30, 2022	33,192,277	$332	$141,993	$605,436	(9,404,920)	$(193,370)	$554,391
Exercise of options and vesting of restricted stock, net of withholding tax	49,931	—	(83)	—	—	—	(83)
Issuance of common stock under Employee Stock Purchase Plan	31,248	—	216	—	—	—	216
Stock-based compensation	—	—	3,224	—	—	—	3,224
Net income	—	—	—	2,129	—	—	2,129
Balance July 31, 2022	33,273,456	$332	$145,350	$607,565	(9,404,920)	$(193,370)	$559,877
Exercise of options and vesting of restricted stock, net of withholding tax	35,516	1	(242)	—	—	—	(241)
Issuance of common stock under Employee Stock Purchase Plan	32,218	—	201	—	—	—	201
Stock-based compensation	—	—	8,108	—	—	—	8,108
Net loss	—	—	—	(24,839)	—	—	(24,839)
Balance October 31, 2022	33,341,190	$333	$153,417	$582,726	(9,404,920)	$(193,370)	$543,106

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2021	32,711,623	$327	$132,108	$491,010	(3,485,441)	$(66,290)	$557,155
Exercise of options and vesting of restricted stock, net of withholding tax	115,159	1	(999)	—	—	—	(998)
Issuance of common stock under Employee Stock Purchase Plan	18,240	—	180	—	—	—	180
Stock-based compensation	—	—	2,039	—	—	—	2,039
Net income	—	—	—	45,398	—	—	45,398
Balance April 30, 2021	32,845,022	$328	$133,328	$536,408	(3,485,441)	$(66,290)	$603,774
Exercise of options and vesting of restricted stock, net of withholding tax	112,223	1	(229)	—	—	—	(228)
Issuance of common stock under Employee Stock Purchase Plan	10,563	—	187	—	—	—	187
Stock-based compensation	—	—	1,713	—	—	—	1,713
Net income	—	—	—	37,004	—	—	37,004
Balance July 31, 2021	32,967,808	$329	$134,999	$573,412	(3,485,441)	$(66,290)	$642,450
Exercise of options and vesting of restricted stock, net of withholding tax	3,394	—	(25)	—	—	—	(25)
Issuance of common stock under Employee Stock Purchase Plan	11,047	1	220	—	—	—	221
Stock-based compensation	—	—	2,630	—	—	—	2,630
Net income	—	—	—	18,239	—	—	18,239
Balance October 31, 2021	32,982,249	$330	$137,824	$591,651	(3,485,441)	$(66,290)	$663,515
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(16,489)	$100,641
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	34,352	34,233
Change in right-of-use asset	29,471	25,910
Amortization of debt issuance costs	5,308	4,098
Provision for bad debts and uncollectible interest	115,697	45,120
Stock-based compensation expense	9,004	6,382
Charges, net of credits	6,522	—
Deferred income taxes	2,299	18,141
Loss on extinguishment of debt	—	1,218
Loss on disposal of property and equipment	562	514
Tenant improvement allowances received from landlords	8,959	11,537
Change in operating assets and liabilities:
Customer accounts receivable	(42,390)	(22,468)
Other accounts receivables	3,065	(13,291)
Inventories	(12,459)	(66,672)
Other assets	(1,796)	(132)
Accounts payable	5,160	21,717
Accrued expenses	(22,745)	47,323
Operating leases	(41,149)	(39,704)
Income taxes	(6,588)	(6,574)
Deferred revenues and other credits	(4,252)	(317)
Net cash provided by operating activities	72,531	167,676
Cash flows from investing activities:
Purchases of property and equipment	(50,206)	(33,150)
Net cash used in investing activities	(50,206)	(33,150)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	407,690	62,900
Payments on asset-backed notes	(300,953)	(329,464)
Borrowings under revolving credit facility	903,223	1,092,106
Payments on revolving credit facility	(938,223)	(837,106)
Payments of debt issuance costs and amendment fees	(5,651)	(4,350)
Proceeds from stock issued under employee benefit plans	611	587
Tax payments associated with equity-based compensation transactions	(2,353)	(1,252)
Payment from extinguishment of debt	—	(141,279)
Purchase of treasury stock	(71,696)	—
Other	(674)	(803)
Net cash used in financing activities	(8,026)	(158,661)
Net change in cash, cash equivalents and restricted cash	14,299	(24,135)
Cash, cash equivalents and restricted cash, beginning of period	39,637	60,260
Cash, cash equivalents and restricted cash, end of period	$53,936	$36,125
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$1	$1,160
Right-of-use assets obtained in exchange for new operating lease liabilities	$40,416	$34,896
Property and equipment purchases not yet paid	$19,643	$5,545
Accrual for purchase of treasury stock	$(3,471)	$—
Supplemental cash flow data:
Cash interest paid	$16,513	$14,756
Cash income taxes paid, net	$931	$19,733
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
Cash and Cash Equivalents. As of October 31, 2022 and January 31, 2022, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $4.6 million and $5.2 million as of October 31, 2022 and January 31, 2022, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of October 31, 2022 and January 31, 2022 includes $38.2 million and $25.7 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $5.2 million and $4.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At October 31, 2022 and January 31, 2022, there was $8.2 million and $8.6 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At October 31, 2022 and January 31, 2022, the carrying value of customer accounts receivable in non-accrual status was $7.6 million and $5.9 million, respectively. At October 31, 2022 and January 31, 2022, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $92.4 million and $84.1 million, respectively. At October 31, 2022 and January 31, 2022, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $7.1 million and $5.5 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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
As of October 31, 2022 and January 31, 2022, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $152.6 million and $165.0 million, respectively. As of October 31, 2022 and January 31, 2022, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $35.1 million and $44.0 million, respectively.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $4.0 million and $5.1 million as of October 31, 2022 and January 31, 2022, respectively.
Loss on Extinguishment. During the nine months ended October 31, 2021, we incurred a loss of $1.0 million related to the retirement of the remaining $141.2 million aggregate principal amount of our 7.25% Senior Notes due 2022 and a loss of $0.2 million related to the amendment of our Fifth Amended and Restated Loan and Security Agreement.
Income Taxes. For the nine months ended October 31, 2022 and 2021, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2023 and 2022 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the nine months ended October 31, 2022 and 2021, the effective tax rate was 16.9% and 23.7%, respectively. The primary factor affecting the decrease in our effective tax rate for the nine months ended October 31, 2022 was the impact of state taxes and compensation expense.
Stock-based Compensation. During the nine months ended October 31, 2022, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of $16.9 million. The PSUs will vest in fiscal year 2025, if at all, upon certification by the Compensation Committee of the Board of Directors of satisfaction of certain total stockholder return performance conditions over the three fiscal years commencing with fiscal year 2023. The RSUs will vest ratably, over periods of three years from the date of grant.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the RSUs and PSUs granted during the three and nine months ended October 31, 2022 and 2021:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
RSUs (1)	154,614	204,376	631,200	586,107
PSUs (2)	—	115,688	176,509	268,037
Total stock awards granted	154,614	320,064	807,709	854,144
Aggregate grant date fair value (in thousands)	$1,162	$8,599	$16,924	$17,849
(1)The RSUs issued during the three and nine months ended October 31, 2022 and 2021 are scheduled to vest ratably over periods of three years to four years from the date of grant with the exception of RSU grants issued to the Board of Directors.
(2)The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the nine months ended October 31, 2022 included expected volatility of 78.0%-80.0%, an expected term of 3 years and risk-free interest rate of 1.39%-2.58%.  No dividend yield was included in the weighted-average assumptions for the PSUs granted during the nine months ended October 31, 2022. The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the nine months ended October 31, 2021 included expected volatility of 83.0%-87.0%, an expected term of 3 years and risk-free interest rate of 0.17%-.0.67%. No dividend yield was included in the weighted average assumptions for the PSUs granted during the nine months ended October 31, 2021.
For the three months ended October 31, 2022 and 2021, stock-based compensation expense was $2.4 million and $2.6 million, respectively. For the nine months ended October 31, 2022 and 2021, stock-based compensation expense was $9.0 million and $6.4 million, respectively.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Weighted-average common shares outstanding - Basic	23,911,273	29,488,321	24,172,679	29,418,047
Dilutive effect of stock options, PSUs and RSUs	—	773,100	—	709,372
Weighted-average common shares outstanding - Diluted	23,911,273	30,261,421	24,172,679	30,127,419
For the three months ended October 31, 2022 and 2021, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 1,545,180 and 715,051, respectively. For the nine months ended October 31, 2022 and 2021, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 1,429,381 and 734,407, respectively.
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At October 31, 2022, the fair value of the asset backed notes was $469.7 million as compared to the carrying value of $477.5 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the nine months ended October 31, 2022, we recognized $3.9 million of revenue for customer deposits deferred as of January 31, 2022. During the nine months ended October 31, 2022, we recognized $2.6 million of revenue for RSA administrative fees deferred as of January 31, 2022.
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
Financial Instruments - Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, an update that eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in ASC 310-40 while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, with an option to apply a modified retrospective transition approach for the recognition and measurement of TDRs. We expect to adopt ASU 2022-02 during the first quarter of fiscal year 2024. We are currently assessing the impact this ASU will have on our consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	October 31, 2022	January 31, 2022
Customer accounts receivable (1)	$1,032,800	$1,130,395
Deferred fees and origination costs, net	(11,753)	(13,503)
Allowance for no-interest option credit programs	(17,609)	(19,654)
Allowance for uncollectible interest and fees	(23,049)	(15,124)
Carrying value of customer accounts receivable	980,389	1,082,114
Allowance for credit losses (2)	(164,629)	(193,896)
Carrying value of customer accounts receivable, net of allowance for credit losses	815,760	888,218
Short-term portion of customer accounts receivable, net	(423,827)	(455,787)
Long-term customer accounts receivable, net	$391,933	$432,431

	Carrying Value
(in thousands)	October 31, 2022	January 31, 2022
Customer accounts receivable 60+ days past due (3)	$119,223	$112,858
Re-aged customer accounts receivable (4)	161,429	181,996
Restructured customer accounts receivable (5)	76,163	99,557
(1)As of October 31, 2022 and January 31, 2022, the customer accounts receivable balance included $33.0 million and $22.3 million, respectively, in interest receivable. Net of the allowance for uncollectible interest, interest receivable outstanding as of October 31, 2022 and January 31, 2022 was $9.9 million and $7.2 million, respectively.
(2)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of October 31, 2022 and January 31, 2022, which incorporated the continued estimated impact of the global COVID-19 outbreak and other factors on the U.S. economy. Our forecast utilized economic projections from a major rating service reflecting an increase in unemployment rates.
(3)As of October 31, 2022 and January 31, 2022, the carrying value of customer accounts receivable past due one day or greater was $297.1 million and $299.0 million, respectively. These amounts include the 60+ days past due balances shown above.
(4)The re-aged carrying value as of October 31, 2022 and January 31, 2022 includes $46.1 million and $48.6 million, respectively, in carrying value that are both 60+ days past due and re-aged.
(5)The restructured carrying value as of October 31, 2022 and January 31, 2022 includes $21.2 million and $29.0 million, respectively, in carrying value that are both 60+ days past due and restructured.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	October 31, 2022	January 31, 2022
Customer accounts receivable - current	$521,440	$564,825
Allowance for credit losses for customer accounts receivable - current	(97,613)	(109,038)
Customer accounts receivable, net of allowances	423,827	455,787
Customer accounts receivable - non current	481,998	532,413
Allowance for credit losses for customer accounts receivable - non current	(90,065)	(99,982)
Long-term portion of customer accounts receivable, net of allowances	391,933	432,431
Total customer accounts receivable, net	$815,760	$888,218
The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

	Nine Months Ended October 31, 2022			Nine Months Ended October 31, 2021
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$165,044	$43,976	$209,020	$219,740	$78,297	$298,037
Provision for credit loss expense (1)	89,078	25,771	114,849	21,845	23,079	44,924
Principal charge-offs (2)	(100,214)	(34,222)	(134,436)	(81,710)	(50,691)	(132,401)
Interest charge-offs	(24,016)	(8,201)	(32,217)	(22,432)	(13,917)	(36,349)
Recoveries (2)	22,708	7,754	30,462	20,947	12,996	33,943
Allowance at end of period	$152,600	$35,078	$187,678	$158,390	$49,764	$208,154
Average total customer portfolio balance	$972,943	$89,042	$1,061,985	$985,634	$149,745	$1,135,379
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
We manage our customer accounts receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by year of origination. The information is presented as of October 31, 2022:

(in thousands)
Delinquency Bucket	2022	2021	2020	2019	Prior	Total	% of Total
Current	$384,401	$227,174	$61,119	$9,016	$1,572	$683,282	69.7%
1-30	50,477	56,730	18,562	5,799	1,386	132,954	13.6%
31-60	15,554	19,555	6,539	2,656	625	44,929	4.6%
61-90	8,613	12,072	3,781	1,664	332	26,462	2.7%
91+	22,434	46,784	15,170	6,948	1,426	92,762	9.4%
Total	$481,479	$362,315	$105,171	$26,083	$5,341	$980,389	100.0%

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
Employee severance	$8,006	$—	$8,006	$—
Lease termination	—	—	(1,484)	—
Total charges and credits	$8,006	$—	$6,522	$—
During the three months ended October 31, 2022, we recognized $8.0 million in severance costs related to a change in the executive management team. During the nine months ended October 31, 2022, we recognized a $1.5 million gain related to the termination of a lease for a single store location. In addition, we recognized $8.0 million in severance costs related to a change in the executive management team.

4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
Interest income and fees	$61,395	$63,621	$185,869	$196,303
Insurance income	5,176	6,992	14,835	17,881
Other revenues	271	262	815	695
Total finance charges and other revenues	$66,842	$70,875	$201,519	$214,879
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
During the three months ended October 31, 2022 and 2021, interest income and fees reflected provisions for uncollectible interest of $19.1 million and $10.5 million, respectively. The amounts included in interest income and fees related to TDR accounts for the three months ended October 31, 2022 and 2021 were $3.6 million and $5.8 million, respectively. During the nine months ended October 31, 2022 and 2021, interest income and fees reflected provisions for uncollectible interest and fees of $38.6 million and $25.5 million, respectively. The amounts included in interest income and fees related to TDR accounts for the nine months ended October 31, 2022 and 2021 were $11.5 million and $20.0 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	October 31, 2022	January 31, 2022
Revolving Credit Facility	$114,000	$149,000
2020-A VIE Asset-backed Class A Notes	—	9,184
2020-A VIE Asset-backed Class B Notes	—	18,342
2020-A VIE Asset-backed Class C Notes	—	17,695
2021-A VIE Asset-backed Class A Notes	24,287	195,595
2021-A VIE Asset-backed Class B Notes	66,090	66,090
2021-A VIE Asset-backed Class C Notes	63,890	63,890
2022-A VIE Asset-backed Class A Notes	191,174	—
2022-A VIE Asset-backed Class B Notes	132,090	—
Financing lease obligations	5,436	6,115
Total debt and financing lease obligations	596,967	525,911
Less:
Deferred debt issuance costs	(4,375)	(2,873)
Current maturities of long-term debt and financing lease obligations	(919)	(889)
Long-term debt and financing lease obligations	$591,673	$522,149
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
The asset-backed notes outstanding as of October 31, 2022 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class A Notes	$247,830	$246,152	$24,287	11/23/2021	5/15/2026	1.05%	3.13%
2021-A Class B Notes	66,090	65,635	66,090	11/23/2021	5/15/2026	2.87%	3.54%
2021-A Class C Notes	63,890	63,450	63,890	11/23/2021	5/15/2026	4.59%	5.08%
2022-A Class A Notes	275,600	273,731	191,174	7/21/2022	12/15/2026	5.87%	8.38%
2022-A Class B Notes	132,090	129,050	132,090	7/21/2022	12/15/2026	9.52%	10.27%
Total	$785,500	$778,018	$477,531
(1)After giving effect to debt issuance costs.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)For the nine months ended October 31, 2022, and inclusive of the impact of changes in timing of actual and expected cash flows.
On July 21, 2022, the Company completed the issuance and sale of approximately $407.7 million in aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of approximately $402.8 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on December 15, 2026 and consist of $275.6 million of 5.87% Asset Backed Fixed Rate Notes, Class A, Series 2022-A (the "Class A Notes"), approximately $132.1 million of 9.52% Asset Backed Fixed Rate Notes, Class B, Series 2022-A (the "Class B Notes"). Additionally, the Company issued approximately $63.1 million in aggregate principal amount of zero coupon Asset Backed Fixed Rate Notes, Class C, Series 2022-A (the "Class C Notes") which mature on December 15, 2026. The Class C Notes were retained by the Company upon issuance. On November 30, 2022, the Company sold the Class C Notes. See Note 10, Subsequent Events, for details.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2022, under our Revolving Credit Facility, we had immediately available borrowing capacity of $155.4 million, net of standby letters of credit issued of $22.3 million, and an additional $358.3 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.3% for the nine months ended October 31, 2022.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. We are restricted from making distributions as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants. On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan and Security Agreement, dated as of March 29, 2021, which waived testing of the interest coverage covenants beginning with the third quarter of fiscal year 2023 and continuing until the date on which the Company delivers financial statements and compliance certificate for the fiscal quarter ending April 30, 2024 (unless earlier terminated pursuant to the terms of the Amendment). See Note 10, Subsequent Events, for further details. After giving effect to the foregoing amendment, as of October 31, 2022, we were in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at October 31, 2022 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	1.64:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.84:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$50.4 million	$100.0 million
All capitalized terms in the above table are defined in the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.

6.     Contingencies
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a shareholder derivative lawsuit in federal court against us and certain of our current and former directors and former executive officers captioned Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson (former director), Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe (former executive officer) and Conn’s, Inc., Case No. 4:14-cv-03442 (S.D. Tex.) (the “Hack Litigation”). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the securities action (In re Conn's Inc. Sec. Litig., Cause No. 14-CV-00548 (S.D. Tex.)), which was settled in October 2018. The plaintiff seeks unspecified damages against these persons and does not request any damages from Conn’s. On February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521 (S.D. Tex.), was filed, asserting substantially similar claims against the same defendants. It was consolidated with the Hack Litigation (collectively, the “Federal Derivative Actions”).
The parties have reached a settlement in principle to fully resolve the Federal Derivative Actions. Judge Ellison approved the settlement and entered a Final Order and Judgement dismissing the derivative action with prejudice on March 15, 2022 (the “Final Order”). Neither the Company nor any individual defendant admits any wrongdoing through the settlement agreement.
In addition to the Federal Derivative Actions, a derivative action was filed in Texas state court by alleged shareholder Richard A. Dohn (“Dohn”) on January 27, 2015, captioned Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas (the “Dohn State Court Action”). This action makes substantially similar allegations to the Federal Derivative Actions against the same defendants. The parties agreed to stay this case during the Securities Litigation and Federal Derivative Actions. Counsel for Dohn attended the February 17, 2022 and March 15, 2022 settlement hearings in the Federal Derivative Actions and objected to the proposed settlement. Dohn has filed an appeal of the Final Order with the Fifth Circuit Court of Appeals, and on May 17, 2022, the court entered an agreed order staying the case pending the outcome of that appeal.
On April 7, 2022, State Court Plaintiff and Objector Dohn, filed an appeal of the Final Order with the Fifth Circuit Court of Appeals (Hack v. Wright, No. 22-20177 (5th Cir.)). Dohn’s opening brief was filed on July 5, 2022. Plaintiffs’ and Defendants’ filed their respective response briefs on August 24, 2022. Dohn filed his reply brief on September 14, 2022.
Plaintiffs in the Federal Derivative Actions filed a motion for appeal bond in May 2022, which was heard by Judge Ellison on November 3, 2022. At the hearing, Judge Ellison ordered Dohn to supply the court with a record of continuous stock ownership to establish his standing to bring suit prior to the continuation of the appeal bond hearing set for November 10, 2022. Prior to the November 10, 2022 hearing, Dohn’s counsel advised Judge Ellison that Dohn's appeal was being withdrawn/dismissed from the Fifth Circuit and Judge Ellison canceled the November 10, 2022 appeal bond hearing.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 14, 2022, Dohn filed a motion for voluntary dismissal of the appeal with the Fifth Circuit. On November 16, 2022, the Company and the individual Defendants-Appellants filed a response to Dohn's voluntary dismissal motion regarding the dismissal being “without prejudice.”
On November 18, 2022, Dohn filed an unopposed motion to dismiss the Dohn State Court Action with prejudice.
Prior to the filing of the Dohn State Court Action, another alleged shareholder, Robert J. Casey II (“Casey”), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a second state court lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned Casey, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson (former director), Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn’s, Inc., Case No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Federal Derivative Actions. The complaint does not specify the amount of damages sought. Since April 2018, this case has been abated pending the resolution of related cases. In July 2021, the parties requested that the court extend the abatement pending further developments in the Federal Derivative Actions. On November 16, 2022, Casey filed an unopposed motion to dismiss this action with prejudice.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	October 31, 2022	January 31, 2022
Assets:
Restricted cash	$43,394	$29,872
Due from Conn’s, Inc., net	964	—
Customer accounts receivable:
Customer accounts receivable	652,778	463,411
Restructured accounts	37,270	29,621
Allowance for uncollectible accounts	(131,724)	(97,560)
Allowance for no-interest option credit programs	(13,670)	(10,275)
Deferred fees and origination costs	(6,788)	(5,033)
Total customer accounts receivable, net	537,866	380,164
Total assets	$582,224	$410,036
Liabilities:
Accrued expenses	$4,194	$2,638
Other liabilities	5,754	3,930
Due to Conn’s, Inc., net	—	12,755

Long-term debt:
2020-A Class A Notes	—	9,184
2020-A Class B Notes	—	18,342
2020-A Class C Notes	—	17,695
2021-A Class A Notes	24,287	195,595
2021-A Class B Notes	66,090	66,090
2021-A Class C Notes	63,890	63,890
2022-A Class A Notes	191,174	—
2022-A Class B Notes	132,090	—
	477,531	370,796
Less: deferred debt issuance costs	(4,375)	(2,871)
Total debt	473,156	367,925
Total liabilities	$483,104	$387,248
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
As of October 31, 2022, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended October 31, 2022			Three Months Ended October 31, 2021
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$79,927	$—	$79,927	$106,756	$—	$106,756
Home appliance	102,884	—	102,884	128,385	—	128,385
Consumer electronics	31,911	—	31,911	46,751	—	46,751
Home office	8,630	—	8,630	17,373	—	17,373
Other	9,824	—	9,824	9,036	—	9,036
Product sales	233,176	—	233,176	308,301	—	308,301
Repair service agreement commissions	18,804	—	18,804	23,769	—	23,769
Service revenues	2,378	—	2,378	2,513	—	2,513
Total net sales	254,358	—	254,358	334,583	—	334,583
Finance charges and other revenues	270	66,572	66,842	262	70,613	70,875
Total revenues	254,628	66,572	321,200	334,845	70,613	405,458
Costs and expenses:
Cost of goods sold	169,842	—	169,842	211,298	—	211,298
Selling, general and administrative expense (1)	94,240	32,003	126,243	100,969	37,112	138,081
Provision for bad debts	261	34,843	35,104	36	26,496	26,532
Charges and credits	8,006	—	8,006	—	—	—
Total costs and expenses	272,349	66,846	339,195	312,303	63,608	375,911
Operating income (loss)	(17,721)	(274)	(17,995)	22,542	7,005	29,547
Interest expense	—	11,478	11,478	—	5,206	5,206
Income (loss) before income taxes	$(17,721)	$(11,752)	$(29,473)	$22,542	$1,799	$24,341

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended October 31, 2022			Nine Months Ended October 31, 2021
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$254,341	$—	$254,341	$310,505	$—	$310,505
Home appliance	333,359	—	333,359	377,090	—	377,090
Consumer electronics	97,375	—	97,375	133,202	—	133,202
Home office	27,676	—	27,676	49,881	—	49,881
Other	25,847	—	25,847	27,079	—	27,079
Product sales	738,598	—	738,598	897,757	—	897,757
Repair service agreement commissions	60,256	—	60,256	66,600	—	66,600
Service revenues	7,279	—	7,279	8,307	—	8,307
Total net sales	806,133	—	806,133	972,664	—	972,664
Finance charges and other revenues	815	200,704	201,519	695	214,184	214,879
Total revenues	806,948	200,704	1,007,652	973,359	214,184	1,187,543
Costs and expenses:
Cost of goods sold	530,942	—	530,942	612,219	—	612,219
Selling, general and administrative expense (1)	288,306	100,863	389,169	294,019	107,981	402,000
Provision (benefit) for bad debts	848	76,211	77,059	196	19,462	19,658
Charges and credits	6,522	—	6,522	—	—	—
Total costs and expenses	826,618	177,074	1,003,692	906,434	127,443	1,033,877
Operating income (loss)	(19,670)	23,630	3,960	66,925	86,741	153,666
Interest expense	—	23,807	23,807	—	20,498	20,498
Loss on extinguishment of debt	—	—	—	—	1,218	1,218
Income (loss) before income taxes	$(19,670)	$(177)	$(19,847)	$66,925	$65,025	$131,950
	October 31, 2022			October 31, 2021
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$594,302	$1,142,830	$1,737,132	$707,402	$1,079,177	$1,786,579
(1)For the three months ended October 31, 2022 and 2021, the amount of corporate overhead allocated to each segment reflected in SG&A expense was $7.4 million and $11.1 million, respectively. For the three months ended October 31, 2022 and 2021, the amount of reimbursement made to the retail segment by the credit segment was $6.5 million and $7.0 million, respectively. For the nine months ended October 31, 2022 and 2021, the amount of corporate overhead allocated to each segment reflected in SG&A was $23.6 million and $30.0 million, respectively. For the nine months ended October 31, 2022 and 2021, the amount of reimbursement made to the retail segment by the credit segment was $19.9 million and $21.2 million, respectively.

9. Stock Repurchases
On December 15, 2021, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $150.0 million of our outstanding common stock. The stock repurchase program expires on December 14, 2022. During the three months ended October 31, 2022, we did not repurchase any shares of our common stock. During the nine months ended October 31, 2022, we repurchased 3,316,000 shares of our common stock at an average weighted cost per share of $20.57 for an aggregate amount of $68.2 million.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Subsequent Events
Revolving Credit Facility Amendment. On November 21, 2022, Conn’s, Inc. (the “Company”) entered into an Amendment No. 1 (the “Amendment”) to the Fifth Amended and Restated Loan and Security Agreement, dated as of March 29, 2021, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders (the “Agreement”). The Amendment, among other things, (a) replaces the interest rate benchmark under the Agreement from LIBOR to Term SOFR; (b) provides for a covenant relief period, which removes testing of the interest coverage covenant for the fiscal quarter ended October 31, 2022 and each fiscal quarter ended thereafter during the Covenant Relief Period (but before April 30, 2024), commencing on November 21, 2022 through the earlier of (i) the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2024 (demonstrating compliance with the then applicable interest coverage and leverage covenants) and (ii) the date that is 10 business days after the Administrative Agent receives (1) written notice electing to terminate the covenant relief period (such notice not to be delivered prior to November 1, 2023) and (2) projections demonstrating future compliance with the interest coverage and leverage covenants for the fiscal quarters ending on or prior to January 31, 2025 (the “Covenant Relief Period”), (which projections will be prepared by Borrower Agent in good faith, it being recognized that projections are subject to uncertainties); (c) adds a minimum liquidity covenant, which requires at all times during the Covenant Relief Period that the Company and certain of its subsidiaries maintain minimum liquidity of (i) $125.0 million through October 31, 2023 (ii) on and after November 1, 2023, $112.5 million provided that from and after such date until the end of the Covenant Relief Period, the revolving credit facility amount outstanding is limited to $325.0 million; (d) adds an anti-cash hoarding covenant, which requires at all times during the Covenant Relief Period mandatory prepayments of the revolver loans with the amount of any cash on the Company’s balance sheet in excess of $100.0 million to the extent any revolving loans are then outstanding; (e) adds a minimum availability covenant, which requires at all times during the Covenant Relief Period availability under the revolver of no less than the greater of (i) 25% of the borrowing base and (ii) $75.0 million; (f) provides for increased reporting requirements during the Covenant Relief Period and (g) restricts the ability to make permitted acquisitions and certain non-ordinary course investments, restricted payments and restricted debt payments during the Covenant Relief Period.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, which is filed as Exhibit 10.2 to this quarterly report on Form 10-Q.
Sale of Asset Backed Notes. On November 30, 2022, the Company completed the sale of $63.1 million in aggregate principal amount of zero coupon Asset Backed Fixed Rate Notes, Class C, Series 2022-A (the "Class C Notes") which were previously issued and held by the Company. The asset-backed notes are secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $43.7 million, net of debt issuance costs. Net proceeds from the sale were used for general corporate purposes.

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

Executive Summary
Total revenues were $321.2 million for the three months ended October 31, 2022 compared to $405.5 million for the three months ended October 31, 2021, a decrease of $84.3 million or 20.8%. Retail revenues were $254.6 million for the three months ended October 31, 2022 compared to $334.8 million for the three months ended October 31, 2021, a decrease of $80.2 million or 24.0%. The decrease in total retail revenue for the three months ended October 31, 2022 was primarily driven by a decrease in same store sales of 27.0%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products, lower lease-to-own sales and comparatively higher same store sales in the prior year due to the impact of stimulus benefits. The decrease in same store sales was partially offset by new store growth. Credit revenues were $66.6 million for the three months ended October 31, 2022 compared to $70.6 million for the three months ended October 31, 2021, a decrease of $4.0 million or 5.7%. The decrease in credit revenue was primarily due to a 7.3% decrease in the average outstanding balance of the customer accounts receivable portfolio as well as a decline in insurance commissions. The decrease was partially offset by an increase in late fee revenues.
Retail gross margin for the three months ended October 31, 2022 was 33.2%, decrease of 360 basis points from the 36.8% reported for the three months ended October 31, 2021. The year-over-year decrease in retail gross margin was primarily driven by the deleveraging of fixed distribution costs, higher freight, higher fuel costs and higher financing fees. These increases were partially offset by an increase in RSA commissions and a more profitable product mix.

Selling, general and administrative expense (“SG&A”) for the three months ended October 31, 2022 was $126.2 million compared to $138.1 million for the three months ended October 31, 2021, a decrease of $11.8 million or 8.6%. The SG&A decrease in the retail segment was primarily due to a decline in variable costs, labor costs, including bonus expense, and advertising costs as a result of cost savings initiatives. These decreases were partially offset by an increase in occupancy and operational costs due primarily to new store growth. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs and general operating costs.
Provision for bad debts increased to $35.1 million for the three months ended October 31, 2022 from $26.5 million for the three months ended October 31, 2021, an overall change of $8.6 million. The year-over-year increase was primarily driven by an increase in net charge-offs of $13.1 million during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in net charge-offs was partially offset by a decline in the allowance for bad debts during the three months ended October 31, 2022 compared to an increase during the three months ended October 31, 2021. The decrease in the allowance for bad debts during the three months ended October 31, 2022 was primarily driven by a decrease in the customer account receivable portfolio balance, which was partially offset with an increase in historical loss rates. During the three months ended October 31, 2021, the increase in the allowance for bad debts was primarily driven by an increase in loss rates partially offset by an improvement in the forecasted unemployment rate that drove a decrease in the economic adjustment.
Interest expense was $11.5 million for the three months ended October 31, 2022 and $5.2 million for the three months ended October 31, 2021, an increase of $6.3 million or 120.5%. The increase was driven by a higher average balance of debt and a higher effective interest rate.
Net loss for the three months ended October 31, 2022 was $24.8 million or, $1.04 per diluted share, compared to net income of $18.2 million, or $0.60 per diluted share, for the three months ended October 31, 2021.
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
Company Initiatives
We delivered the following financial and operational results in the third quarter of fiscal year 2023 as compared to the prior fiscal year period (unless otherwise noted):
•Total consolidated revenue declined 20.8% to $321.2 million, due to a 24.0% decline in total net sales, and a 5.7% reduction in finance charges and other revenues;
•Same store sales decreased 27.0%;
•Credit spread was 980 basis points, and fiscal year-to-date the credit spread was 1,030 basis points;
•Carrying value of account balances re-aged more than six months improved to $31.5 million, from $61.8 million;
•Reported a net loss of $1.04 per diluted share, compared to net earnings of $0.60 per diluted share for the same period last fiscal year; and

•Added two new standalone stores bringing the total number of stores at October 31, 2022 to 165 and added 15 store-within-a store locations with Belk bringing the total number of Belk store-within-a-store locations to 19.
Strategic Update
In response to challenging macroeconomic pressures, the Company has updated its near-term strategic priorities which include:
•Reducing operating costs. The Company is conducting an extensive review and prioritization of its cost structure. The Company expects current initiatives, combined with prior actions, to generate cost savings of approximately $12.0 to $16.0 million in the back half of this fiscal year.
•Lowering capital expenditures. The Company is delaying or eliminating several planned capital investments, including adjusting planned new store openings and distribution center expansions. As a result, Conn’s expects to reduce investments in capital expenditures for fiscal year 2023 by approximately $20.0 million compared to its previously disclosed expectation.
•Maintaining conservative credit underwriting. The Company is focused on maintaining conservative credit underwriting and remaining disciplined in its approach to credit collections. At October 31, 2022, the weighted average credit score of outstanding balances was 613.
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

Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues:
Total net sales	$254,358	$334,583	$(80,225)	$806,133	$972,664	$(166,531)
Finance charges and other revenues	66,842	70,875	(4,033)	201,519	214,879	(13,360)
Total revenues	321,200	405,458	(84,258)	1,007,652	1,187,543	(179,891)
Costs and expenses:
Cost of goods sold	169,842	211,298	(41,456)	530,942	612,219	(81,277)
Selling, general and administrative expense	126,243	138,081	(11,838)	389,169	402,000	(12,831)
Provision for bad debts	35,104	26,532	8,572	77,059	19,658	57,401
Charges and credits	8,006	—	8,006	6,522	—	6,522
Total costs and expenses	339,195	375,911	(36,716)	1,003,692	1,033,877	(30,185)
Operating income (loss)	(17,995)	29,547	(47,542)	3,960	153,666	(149,706)
Interest expense	11,478	5,206	6,272	23,807	20,498	3,309
Loss on extinguishment of debt	—	—	—	—	1,218	(1,218)
Income (loss) before income taxes	(29,473)	24,341	(53,814)	(19,847)	131,950	(151,797)
Provision (benefit) for income taxes	(4,634)	6,102	(10,736)	(3,358)	31,309	(34,667)
Net income (loss)	$(24,839)	$18,239	$(43,078)	$(16,489)	$100,641	$(117,130)
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

The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Revenues:
Product sales	$233,176	$308,301	$(75,125)	$738,598	$897,757	$(159,159)
Repair service agreement commissions	18,804	23,769	(4,965)	60,256	66,600	(6,344)
Service revenues	2,378	2,513	(135)	7,279	8,307	(1,028)
Total net sales	254,358	334,583	(80,225)	806,133	972,664	(166,531)
Finance charges and other	270	262	8	815	695	120
Total revenues	254,628	334,845	(80,217)	806,948	973,359	(166,411)
Costs and expenses:
Cost of goods sold	169,842	211,298	(41,456)	530,942	612,219	(81,277)
Selling, general and administrative expense (1)	94,240	100,969	(6,729)	288,306	294,019	(5,713)
Provision for bad debts	261	36	225	848	196	652
Charges and credits	8,006	—	8,006	6,522	—	6,522
Total costs and expenses	272,349	312,303	(39,954)	826,618	906,434	(79,816)
Operating income (loss)	$(17,721)	$22,542	$(40,263)	$(19,670)	$66,925	$(86,595)
Number of stores:
Beginning of period	163	155		158	146
Opened	2	2		7	11
End of period (2)	165	157		165	157

Credit Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2022	2021	Change	2022	2021	Change
Revenues:
Finance charges and other revenues	$66,572	$70,613	$(4,041)	$200,704	$214,184	$(13,480)
Costs and expenses:
Selling, general and administrative expense (1)	32,003	37,112	(5,109)	100,863	107,981	(7,118)
Provision for bad debts	34,843	26,496	8,347	76,211	19,462	56,749
Total costs and expenses	66,846	63,608	3,238	177,074	127,443	49,631
Operating income (loss)	(274)	7,005	(7,279)	23,630	86,741	(63,111)
Interest expense	11,478	5,206	6,272	23,807	20,498	3,309
Loss on extinguishment of debt	—	—	—	—	1,218	(1,218)
Income (loss) before income taxes	$(11,752)	$1,799	$(13,551)	$(177)	$65,025	$(65,202)
(1)For the three months ended October 31, 2022 and 2021, the amount of overhead allocated to each segment reflected in SG&A was $7.4 million and $11.1 million, respectively. For the three months ended October 31, 2022 and 2021, the amount of reimbursement made to the retail segment by the credit segment was $6.5 million and $7.0 million, respectively. For the nine months ended October 31, 2022 and 2021, the amount of corporate overhead allocated to each segment reflected in SG&A was $23.6 million and $30.0 million, respectively. For the nine months ended October 31, 2022 and 2021, the amount of reimbursement made to the retail segment by the credit segment was $19.9 million and $21.2 million, respectively.
(2)Does not include 15 and 19 store-within-a-store locations with Belk, Inc. opened during the three and nine months ended October 31, 2022, respectively.

Three months ended October 31, 2022 compared to three months ended October 31, 2021
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended October 31,					%	Same Store
(dollars in thousands)	2022	% of Total	2021	% of Total	Change	Change	% Change
Furniture and mattress	$79,927	31.4%	$106,756	31.9%	$(26,829)	(25.1)%	(28.3)%
Home appliance	102,884	40.4	128,385	38.3	(25,501)	(19.9)	(22.5)
Consumer electronics	31,911	12.5	46,751	14.0	(14,840)	(31.7)	(33.9)
Home office	8,630	3.4	17,373	5.2	(8,743)	(50.3)	(51.0)
Other	9,824	4.0	9,036	2.7	788	8.7	(14.5)
Product sales	233,176	91.7	308,301	92.1	(75,125)	(24.4)	(27.6)
Repair service agreement commissions (1)	18,804	7.4	23,769	7.1	(4,965)	(20.9)	(20.8)
Service revenues	2,378	0.9	2,513	0.8	(135)	(5.4)
Total net sales	$254,358	100.0%	$334,583	100.0%	$(80,225)	(24.0)%	(27.0)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the three months ended October 31, 2022 was primarily driven by a decrease in same store sales of 27.0%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products, lower lease-to-own sales and comparatively higher same store sales in the prior year due to the impact of stimulus benefits. The decrease in same store sales was partially offset by new store growth.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended October 31,
(in thousands)	2022	2021	Change
Interest income and fees	$61,395	$63,621	$(2,226)
Insurance income	5,176	6,992	(1,816)
Other revenues	271	262	9
Finance charges and other revenues	$66,842	$70,875	$(4,033)
The decrease in finance charges and other revenues was primarily due to a 7.3% decrease in the average outstanding balance of the customer accounts receivable portfolio as well as a decline in insurance commissions. The decrease was partially offset by an increase in late fee revenues.
The following table provides key portfolio performance information:

	Three Months Ended October 31,
(dollars in thousands)	2022	2021	Change
Interest income and fees	$61,395	$63,621	$(2,226)
Net charge-offs	(35,439)	(22,336)	(13,103)
Interest expense	(11,478)	(5,206)	(6,272)
Net portfolio income	$14,478	$36,079	$(21,601)
Average outstanding portfolio balance	$1,034,579	$1,116,234	$(81,655)
Interest income and fee yield (annualized)	23.5%	22.6%
Net charge-off % (annualized)	13.7%	8.0%

Retail Gross Margin

	Three Months Ended October 31,
(dollars in thousands)	2022	2021	Change
Retail total net sales	$254,358	$334,583	$(80,225)
Cost of goods sold	169,842	211,298	(41,456)
Retail gross margin	$84,516	$123,285	$(38,769)
Retail gross margin percentage	33.2%	36.8%
The decrease in retail gross margin was primarily driven by the deleveraging of fixed distribution costs, higher freight, higher fuel costs and higher financing fees. These increases were partially offset by an increase in RSA commissions and a more profitable product mix.
Selling, General and Administrative Expense

	Three Months Ended October 31,
(dollars in thousands)	2022	2021	Change
Retail segment	$94,240	$100,969	$(6,729)
Credit segment	32,003	37,112	(5,109)
Selling, general and administrative expense - Consolidated	$126,243	$138,081	$(11,838)
Selling, general and administrative expense as a percent of total revenues	39.3%	34.1%
The SG&A decrease in the retail segment was primarily due to a decline in variable costs, labor costs, including bonus expense, and advertising as a result of cost savings initiatives. These decreases were partially offset by an increase in occupancy and operational costs due primarily to new store growth.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 12.4% for the three months ended October 31, 2022 as compared to 13.3% for the three months ended October 31, 2021. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs and general operating costs.
Provision for Bad Debts

	Three Months Ended October 31,
(dollars in thousands)	2022	2021	Change
Retail segment	$261	$36	$225
Credit segment	34,843	26,496	8,347
Provision for bad debts - Consolidated	$35,104	$26,532	$8,572
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	13.5%	9.5%

The provision for bad debts increased to $35.1 million for the three months ended October 31, 2022 from $26.5 million for the three months ended October 31, 2021, an overall change of $8.6 million. The year-over-year increase was primarily driven by an increase in net charge-offs of $13.1 million during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in net charge-offs was partially offset by a decline in the allowance for bad debts during the three months ended October 31, 2022 compared to an increase during the three months ended October 31, 2021. The decrease in the allowance for bad debts during the three months ended October 31, 2022 was primarily driven by a decrease in the customer account receivable portfolio balance, which was partially offset with an increase in historical loss rates. During the three months ended October 31, 2021, the increase in the allowance for bad debts was primarily driven by an increase in loss rates partially offset by an improvement in the forecasted unemployment rate that drove a decrease in the economic adjustment.
Charges and Credits
During the three months ended October 31, 2022, we recognized $8.0 million in severance costs related to a change in the executive management team.
Interest Expense
Interest expense was $11.5 million for the three months ended October 31, 2022 and $5.2 million for the three months ended October 31, 2021, an increase of $6.3 million or 120.5%. The increase was driven by a higher average balance of debt and a higher effective interest rate.
Provision for Income Taxes

	Three Months Ended October 31,
(dollars in thousands)	2022	2021	Change
Provision (benefit) for income taxes	$(4,634)	$6,102	$(10,736)
Effective tax rate	15.7%	25.1%
The decrease in income tax expense for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 was primarily driven by a $53.8 million decrease in pre-tax earnings at the statutory rate of 21%.
Nine months ended October 31, 2022 compared to nine months ended October 31, 2021
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Nine Months Ended October 31,					%	Same Store
(dollars in thousands)	2022	% of Total	2021	% of Total	Change	Change	% Change
Furniture and mattress	$254,341	31.6%	$310,505	31.9%	$(56,164)	(18.1)%	(21.6)%
Home appliance	333,359	41.3	377,090	38.8	(43,731)	(11.6)	(14.1)
Consumer electronics	97,375	12.1	133,202	13.7	(35,827)	(26.9)	(29.0)
Home office	27,676	3.4	49,881	5.1	(22,205)	(44.5)	(44.8)
Other	25,847	3.2	27,079	2.8	(1,232)	(4.5)	(13.1)
Product sales	738,598	91.6	897,757	92.3	(159,159)	(17.7)	(20.6)
Repair service agreement commissions (1)	60,256	7.5	66,600	6.8	(6,344)	(9.5)	(14.6)
Service revenues	7,279	0.9	8,307	0.9	(1,028)	(12.4)
Total net sales	$806,133	100.0%	$972,664	100.0%	$(166,531)	(17.1)%	(20.0)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the nine months ended October 31, 2022 was primarily driven by a decrease in same store sales of 20.0%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products, lower lease-to-own sales, and comparatively higher same store sales in the prior year due to the impact of stimulus benefits. The decrease in same store sales was partially offset by new store growth.

The following table provides the change of the components of finance charges and other revenues:

	Nine Months Ended October 31,
(in thousands)	2022	2021	Change
Interest income and fees	$185,869	$196,303	$(10,434)
Insurance income	14,835	17,881	(3,046)
Other revenues	815	695	120
Finance charges and other revenues	$201,519	$214,879	$(13,360)
The decrease in finance charges and other revenues was primarily due to a 6.5% decrease in the average outstanding balance of the customer accounts receivable portfolio and a decline in insurance commissions. The decrease was partially offset by an increase in late fee revenues.
The following table provides key portfolio performance information:

	Nine Months Ended October 31,
(dollars in thousands)	2022	2021	Change
Interest income and fees	$185,869	$196,303	$(10,434)
Net charge-offs	(103,974)	(98,458)	(5,516)
Interest expense	(23,807)	(20,498)	(3,309)
Net portfolio income	$58,088	$77,347	$(19,259)
Average outstanding portfolio balance	$1,061,985	$1,135,379	$(73,394)
Interest income and fee yield (annualized)	23.4%	23.1%
Net charge-off % (annualized)	13.1%	11.6%
Retail Gross Margin

	Nine Months Ended October 31,
(dollars in thousands)	2022	2021	Change
Retail total net sales	$806,133	$972,664	$(166,531)
Cost of goods sold	530,942	612,219	(81,277)
Retail gross margin	$275,191	$360,445	$(85,254)
Retail gross margin percentage	34.1%	37.1%
The decrease in retail gross margin was primarily driven by increased product costs as a result of the deleveraging of fixed distribution costs, higher freight, higher fuel costs and higher financing fees. These increases were partially offset by an increase in RSA commissions and a more profitable product mix.
Selling, General and Administrative Expense

	Nine Months Ended October 31,
(dollars in thousands)	2022	2021	Change
Retail segment	$288,306	$294,019	$(5,713)
Credit segment	100,863	107,981	(7,118)
Selling, general and administrative expense - Consolidated	$389,169	$402,000	$(12,831)
Selling, general and administrative expense as a percent of total revenues	38.6%	33.9%
The SG&A decrease in the retail segment was primarily due to a decline in variable costs, labor costs, including bonus expense, and advertising costs as a result of cost savings initiatives. These decreases were partially offset by an increase in occupancy and operational costs associated with new store growth.

As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 12.7% for the nine months ended October 31, 2022 as compared to 12.7% for the nine months ended October 31, 2021. The SG&A decrease in the credit segment was primarily due to a decline in labor costs.
Provision for Bad Debts

	Nine Months Ended October 31,
(dollars in thousands)	2022	2021	Change
Retail segment	$848	$196	$652
Credit segment	76,211	19,462	56,749
Provision for bad debts - Consolidated	$77,059	$19,658	$57,401
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	9.6%	2.3%
The provision for bad debts increased to $77.1 million for the nine months ended October 31, 2022 from $19.7 million for the nine months ended October 31, 2021, an overall change of $57.4 million. The year-over-year increase was primarily driven by a smaller decrease in the allowance for bad debts during the nine months ended October 31, 2022 compared to the decrease for the nine months ended October 31, 2021. Additionally, there was a year-over-year increase in net charge-offs of $5.5 million. The decrease in the allowance for bad debts during the nine months ended October 31, 2022 was primarily driven by a decrease in the customer accounts receivable portfolio balance and a decrease in loss rates. During the nine months ended October 31, 2021, the decrease in the allowance for bad debts was primarily driven by a decrease in the customer accounts receivable portfolio balance and an improvement in the forecasted unemployment rate that drove a $28.0 million decrease in the economic adjustment.
Charges and Credits
We recognized $6.5 million in charges and credits during the nine months ended October 31, 2022, which includes $8.0 million in severance costs related to a change in the executive management team. In addition, we recognized a $1.5 million gain related to the termination of a lease.
Interest Expense
Interest expense was $23.8 million for the nine months ended October 31, 2022 and $20.5 million for the nine months ended October 31, 2021, an increase of $3.3 million or 16.1%. The increase was driven by a higher effective interest rate and a higher average balance of debt during the current period.
Provision for Income Taxes

	Nine Months Ended October 31,
(dollars in thousands)	2022	2021	Change
Provision (benefit) for income taxes	$(3,358)	$31,309	$(34,667)
Effective tax rate	16.9%	23.7%
The decrease in income tax expense for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 was driven by a $151.8 million decrease in pre-tax earnings at the statutory rate of 21%.

Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 69% of our originations during the nine months ended October 31, 2022, with maximum equivalent interest rates of up to 32% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 14% of our originations during the nine months ended October 31, 2022.
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
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of October 31,
	2022	2021
Weighted average credit score of outstanding balances (1)	613	607
Average outstanding customer balance	$2,541	$2,449
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)(4)	12.2%	8.8%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(5)	16.5%	18.3%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$31,521	$61,807
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	18.2%	18.5%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	33.0%	32.0%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Total applications processed	231,526	337,112	756,611	971,456
Weighted average origination credit score of sales financed (1)	621	616	620	615
Percent of total applications approved and utilized	23.8%	21.5%	22.4%	21.9%
Average income of credit customer at origination	$50,900	$49,100	$50,600	$48,400
Percent of retail sales paid for by:
In-house financing, including down payments received	54.0%	52.9%	51.9%	50.9%
Third-party financing	17.6%	17.9%	18.2%	17.5%
Third-party lease-to-own option	7.2%	9.2%	7.1%	11.0%
	78.8%	80.0%	77.2%	79.4%
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 16.1% as of October 31, 2022 from 15.8% as of October 31, 2021.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due increased 410 basis points over the prior year period to 10.8% as of October 31, 2022 from 6.7% as of October 31, 2021. The increase was primarily due to lower payment rates and the impact of stimulus benefits in the prior period.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 42.2% as of October 31, 2022 as compared to 40.9% as of October 31, 2021. This increase reflects higher delinquency rates on restructured accounts.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 13.7% for the three months ended October 31, 2022 compared to 8.0% for the three months ended October 31, 2021. This increase is primarily related to the impact of stimulus benefits in the prior period.
As of October 31, 2022 and 2021, balances under no-interest programs included within customer receivables were $340.9 million and $360.4 million, respectively.

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
Operating cash flows.  For the nine months ended October 31, 2022, net cash provided by operating activities was $72.5 million compared to $167.7 million for the nine months ended October 31, 2021. The decrease in net cash provided by operating activities was primarily driven by lower cash collections compared to the prior year due to a lower average customer accounts receivable portfolio balance, lower customer payment rates, normal fluctuation in accrued expenses and accounts payable as well as a decrease in net income when adjusted for non-cash activity in comparison to the prior year period.
Investing cash flows.  For the nine months ended October 31, 2022, net cash used in investing activities was $50.2 million compared to $33.2 million for the nine months ended October 31, 2021. The cash used during the nine months ended October 31, 2022 was primarily for investments in new stores and technology investments, including the acquisition of a lease-to-own technology platform. The cash used during the nine months ended October 31, 2021 was primarily for investments in new and existing stores and technology investments.
Financing cash flows.  For the nine months ended October 31, 2022, net cash used in financing activities was $8.0 million compared to net cash used in financing activities of $158.7 million for the nine months ended October 31, 2021. During the period ended October 31, 2022, we issued the 2022-A Class A and Class B VIE asset backed notes resulting in net proceeds to us of approximately $273.7 million and $129.1 million, net of transaction costs, respectively. The proceeds were used to pay down the balance of the Company's Revolving Credit Facility and for other general corporate purposes. During the period ended October 31, 2021, we issued 2020-A Class C VIE asset backed notes resulting in net proceeds to us of approximately $62.5 million, net of transaction costs. The proceeds from the 2020-A VIE asset-backed notes were used to partially pay down the balance of the Company's Revolving Credit Facility. Cash collections from the securitized receivables were used to make payments on asset-backed notes of approximately $301.0 million during the nine months ended October 31, 2022 compared to approximately $329.5 million in the comparable prior year period. During the period ended October 31, 2022, net payments under the Revolving Credit Facility were $35.0 million compared to net borrowings of $255.0 million during the comparable prior year period. During the nine months ended October 31, 2021, we retired the remaining $141.2 million aggregate principal amount of our Senior Notes outstanding.
Stock Repurchase Program. On December 14, 2021, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $150 million of our outstanding common stock. The stock repurchase program expires on December 14, 2022. No shares were repurchased for the three months ended October 31, 2022. For the nine months ended October 31, 2022, we settled the repurchase of 3,462,848 shares of our common stock at an average weighted cost per share of $20.70 for an aggregate amount of $71.7 million.
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
The asset-backed notes outstanding as of October 31, 2022 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class A Notes	$247,830	$246,152	$24,287	11/23/2021	5/15/2026	1.05%	3.13%
2021-A Class B Notes	66,090	65,635	66,090	11/23/2021	5/15/2026	2.87%	3.54%
2021-A Class C Notes	63,890	63,450	63,890	11/23/2021	5/15/2026	4.59%	5.08%
2022-A Class A Notes	275,600	273,731	191,174	7/21/2022	12/15/2026	5.87%	8.38%
2022-A Class B Notes	132,090	129,050	132,090	7/21/2022	12/15/2026	9.52%	10.27%
Total	$785,500	$778,018	$477,531
(1)After giving effect to debt issuance costs.
(2)For the nine months ended October 31, 2022, and inclusive of the impact of changes in timing of actual and expected cash flows.
On July 21, 2022, the Company completed the issuance and sale of approximately $407.7 million in aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of approximately $402.8 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on December 15, 2026 and consist of $275.6 million of 5.87% Asset Backed Fixed Rate Notes, Class A, Series 2022-A, approximately $132.1 million of 9.52% Asset Backed Fixed Rate Notes, Class B, Series 2022-A. Additionally, the Company issued approximately $63.1 million in aggregate principal amount of zero coupon Asset Backed Fixed Rate Notes, Class C, Series 2022-A (the "Class C Notes") which mature on December 15, 2026. The Class C Notes were retained by the Company upon issuance. On November 30, 2022, the Company sold the Class C Notes. See Note 10, Subsequent Events, for details.
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

The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2022, under our Revolving Credit Facility, we had immediately available borrowing capacity of $155.4 million, net of standby letters of credit issued of $22.3 million and an additional $358.3 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 4.3% for the nine months ended October 31, 2022.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. We are restricted from making distributions as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Debt Covenants. On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan and Security Agreement, dated as of March 29, 2021, which waived testing of the interest coverage covenants beginning with the third quarter of fiscal year 2023 and continuing until the date on which the Company delivers financial statements and compliance certificate for the fiscal quarter ending April 30, 2024 (unless earlier terminated pursuant to the terms of the Amendment). See Note 10, Subsequent Events, for further details. After giving effect to the foregoing amendment, as of October 31, 2022, we were in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at October 31, 2022 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	1.64:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.84:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$50.4 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.5 million per store (before tenant improvement allowances). In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened seven new standalone stores and 19 new store-within-a-store locations with Belk, Inc. during the nine months ended October 31, 2022 and currently plan to open a total of 11 standalone locations and 19 store-within-a-store locations. Our anticipated capital expenditures for the remainder of fiscal year 2023 are between $20.0 million and $25.0 million, which includes expenditures for new stores and distribution centers we plan to open in fiscal years 2023 and 2024.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of October 31, 2022, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $155.4 million under our Revolving Credit Facility and (ii) $8.4 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of October 31, 2022:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$129,461	$6,413	$123,048	$—	$—
2021-A Class A Notes (2)	25,190	255	510	24,425	—
2021-A Class B Notes (2)	72,805	1,897	3,794	67,114	—
2021-A Class C Notes (2)	74,271	2,933	5,865	65,473	—
2022-A Class A Notes (2)	237,476	11,222	22,444	203,810	—
2022-A Class B Notes (2)	183,975	12,575	25,150	146,250	—
Financing lease obligations	7,278	1,198	2,120	1,161	2,799
Operating leases:
Real estate	610,492	93,959	177,790	137,841	200,902
Equipment	38	13	25	—	—
Contractual commitments (3)	98,332	94,380	3,900	52	—
Total	$1,439,318	$224,845	$364,646	$646,126	$203,701
(1)Estimated interest payments are based on the outstanding balance as of October 31, 2022 and the interest rate in effect at that time.
(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments primarily include commitments to purchase inventory of $71.6 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. As of October 31, 2022 and January 31, 2022, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the indenture that governs the asset-backed notes on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of October 31, 2022 and January 31, 2022, and a summarized Statement of Operations on a consolidated basis for the nine months ended October 31, 2022. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of October 31, 2022 and January 31, 2022, and for the nine months ended October 31, 2022:

(in thousands)	October 31, 2022	January 31, 2022
Assets
Cash, cash equivalents and restricted cash	$10,542	$9,765
Customer accounts receivable	138,966	243,527
Inventories	259,285	246,826
Net due from non-guarantor subsidiary	1,957	14,903
Other current assets	84,122	78,556
Total current assets	494,872	593,577
Long-term portion of customer accounts receivable	138,928	264,527
Property and equipment, net	218,640	192,763
Right of use assets, net	255,202	256,267
Other assets	50,187	52,199
Total assets	$1,157,829	$1,359,333

Liabilities
Current portion of debt	$919	$889
Lease liability operating - current	56,295	54,534
Other liabilities	185,386	200,326
Total current liabilities	242,600	255,749
Lease liability operating - non current	323,410	330,439
Long-term debt	118,517	154,224
Other long-term liabilities	29,315	26,889
Total liabilities	$713,842	$767,301

Nine Months Ended October 31,
Net sales and finances charges	$922,203
Servicing fee revenue from non-guarantor subsidiary	33,276
Total revenues	955,479
Total costs and expenses	980,987
Net loss	$(25,508)

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
During the nine months ended October 31, 2022, loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowing or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit on the Revolving Credit Facility in the immediately preceding quarter. Accordingly, changes in our quarterly total leverage ratio and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of October 31, 2022, the balance outstanding under our Revolving Credit Facility was $114.0 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $1.1 million over a 12-month period, based on the outstanding balance at October 31, 2022.

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
For the quarter ended October 31, 2022, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of Conn's common stock by Conn's or its affiliates during the three months ended October 31, 2022.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands) (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (1)
August 1 - 31	—	$—	—	$23.0
September 1 -30	—	$—	—	$23.0
October 1 -31	—	$—	—	$23.0
Total	—		—
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

3.1
Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Third Amended and Restated Bylaws of Conn’s, Inc. effective as of December 7, 2020 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2020)

10.1
Offer Letter, dated October 17, 2022, between Conn’s, Inc. and Norman L. Miller (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc.’s Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 18, 2022).

10.2
Amendment No. 1 to Fifth Amended and Restated Loan and Security Agreement, dated November 21, 2022, among the Company, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., certain banks and financial institutions named therein, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc.'s Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 22, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101*	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2023, filed with the SEC on December 6, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at October 31, 2022 and January 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended October 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2022 and 2021 and (v) the notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	December 6, 2022

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)