Form 10-K
period 2023-01-31
CONNS INC
filed 2023-03-29
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2022, was $83.5 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on such date.
There were 24,138,393 shares of common stock, $0.01 par value per share, outstanding on March 21, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Conn’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, to be filed by Conn’s with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after January 31, 2023.

CONN’S INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2023

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

PART I
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements, including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; expansion of our e-commerce business; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility (as defined herein) and Term Loan (as defined herein); proceeds from accessing debt or equity markets; the effects of epidemics or pandemics, including the COVID-19 pandemic; and other risks detailed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Retail Segment. We began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2023, we operated 168 retail stores located in 15 states. Our stores typically range in size from 25,000 to 50,000 square feet and are predominantly located in areas densely populated by our core customers.
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
•Furniture and mattress, including furniture and related accessories for the living room, dining room and bedroom, as well as both lay flat mattresses and mattress in a box offerings. We offer furniture brands such as Corinthian and Catnapper, and mattress brands such as Tempur-Pedic, Simmons Beautyrest and Nectar.
•Consumer electronics, including LED, OLED, QLED, 4K Ultra HD, 8K televisions, home theater audio, video game consoles, arcade gaming products, and portable audio equipment. We offer brands such as Samsung, LG, Sony, Bose and Microsoft Xbox.
•Home office, including computers, tablets, monitors and accessories. We offer brands such as HP, Apple, and Microsoft.
We strive to ensure that our customers’ shopping experience at Conn’s is equal to, or exceeds, their experience with other providers of durable consumer goods targeting our core customer demographic. We offer a high level of customer service through our commissioned and trained sales force, next day delivery and installation in the majority of our markets and product repair or replacement services for most items sold in our stores. We also sell and offer our services through our website, conns.com. Flexible payment alternatives offered through our proprietary in-house credit programs and third-party financing alternatives provide our customers the ability to make aspirational purchases. We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services, combined with our customer service-focused store, delivery and service associates make us an attractive alternative to appliance and electronics superstores, furniture and mattress stores, department stores, and other national, regional, local and internet retailers. We believe our attractive credit programs generate strong customer loyalty and repeat business.
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
We mitigate credit risk by originating to a significant number of customers who have purchased from us in the past. These repeat customers have historically exhibited a lower probability of default than new customers.  For fiscal year 2023 and 2022, 47% and 43%, respectively, of our originations were to repeat customers who financed a subsequent purchase through our in-

house credit programs more than five months after financing an initial purchase through our in-house credit programs.  As of January 31, 2023 and 2022, 55% and 51%, respectively, of balances due under our in-house credit programs were from repeat customers who have previously financed with us.
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
As of January 31, 2023, we operated 75 of our 168 stores in Texas. According to the U.S. Department of Commerce’s Bureau of Economic Analysis (the “Bureau of Economic Analysis”), Texas was the second largest state by nominal GDP in 2022. In addition, from calendar year 2017 to 2022, Texas experienced population growth of 6.1% compared to the United States (“U.S.”) population growth of 2.5% over the same period.
Furniture and Mattress.  According to the Bureau of Economic Analysis, personal consumption expenditures for household furniture and mattresses were $215.0 billion for calendar year 2022, an increase of 7.0% from $200.9 billion in 2021. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores, internet retailers, and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs and catalog retailers. For fiscal year 2023, we generated 34.5% of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin. Given our ability to provide customer financing and next day delivery, we believe that we have strong competitive advantages and significant growth opportunities in this market and expect to continue to grow the balance of sale of our furniture and mattress product category. Product design, innovation and technological advancements have been key drivers of sales in this market.
Home Appliance. According to the Bureau of Economic Analysis, personal consumption expenditures for home appliances were $77.2 billion for calendar year 2022, an increase of 3.5% from $74.6 billion in 2021. Major household appliances, such as refrigerators and washer/dryers, accounted for 83.0% of this total at $64.3 billion in 2022. For fiscal year 2023, we generated 43.6% of total product sales from the sale of home appliances.  The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from home improvement centers, large appliance and electronics superstores, national chains, warehouse clubs, department stores, regional chains, local dealers/single-store operators, manufacturer-direct websites and internet retailers.
Key drivers of sales in the appliance market include product design and innovation, brand and quality. We carry products with features that include large-capacity, high-efficiency laundry appliances, refrigerator design innovation, technological advancements such as smart home connectivity and variations on these features from leading brands.
Consumer Electronics and Home Office.  According to the Bureau of Economic Analysis, electronics spending was $377.1 billion for calendar year 2022, an increase of 4.8% from $359.8 billion for calendar year 2021. Televisions accounted for $45.2 billion of the overall personal consumption expenditures, versus $44.0 billion in the prior year. Personal computers and peripheral equipment accounted for $83.9 billion of the overall expenditures, compared to $80.2 billion in the prior year. For fiscal year 2023, we generated 14.2% of total product sales from the sale of consumer electronics and 3.8% of total product sales from the sale of home office products. The electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, warehouse clubs, regional chains, local dealers/single-store operators, manufacturer-direct websites, manufacturer-direct stores, consumer electronics departments of selected department and discount stores and internet retailers.
Technological advancements and the introduction of new products largely drive demand in the electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate new technologies and advances in existing technologies, including 4K Ultra HD, OLED, QLED, and mini-LED televisions, gaming products, video game consoles, home theater and computers. New technologies offer better clarity and quality of video, increased computer processing speed, and support increased availability of 4K content and other significant advantages.
Consumer Credit. Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which primarily excludes loans secured by real estate, was $4.8 trillion as of December 31, 2022, an increase of 9.1% from $4.4 trillion at December 31, 2021. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) and fixed-term (e.g., automobile loans), and at times is secured by the products being purchased.
Competition. Our competitive strength is based on offering financing options, including our proprietary in-house credit programs, to our core customers, enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, next day delivery capabilities, low payment guarantee, and product repair service. Currently, we compete against a diverse group of retailers, including national mass merchants such as Wal-Mart, Target, Sam’s Club, and Costco, specialized national retailers such as Best Buy, Ashley Furniture and Mattress Firm, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, and consumer electronics similar, and often identical, to those items we sell. We also compete with internet retailers such as Amazon, Wayfair and manufacturer-direct websites. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.  Certain of our competitors offer third party financing or provide other forms of credit, which compete with our in-house credit programs for credit-constrained consumers. We also compete against companies offering credit-constrained consumers products for the home similar to those offered by us under weekly or monthly lease-to-own payment options. Competitors include Aaron’s and Rent-A-Center, as well as many smaller, independent companies.
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
Merchandising
Vendors. We purchase products from a wide range of manufacturers and distributors. Our pricing arrangements with these manufacturers and distributors typically cover a one-year time period and are renewable at the option of the parties. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2023, 69.4% of our total inventory purchases were from six vendors, including 31.6%, 17.4% and 11.0% of our total inventory purchases from Samsung, LG and GE, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Our relationships with our vendors allowed us to maintain a competitive in-stock position.
Merchandise. We focus on providing a selection of quality merchandise at a wide range of price points to appeal to a broad range of potential customers. We primarily sell brand name merchandise with manufacturer’s warranties. Our established relationships with furniture and mattress, home appliance and consumer electronics vendors give us purchasing power that allows us to offer name brand appliances and electronics at prices that are competitive with national retailers and provides us a competitive selling advantage over smaller independent retailers. Additionally, we provide next-day delivery to a majority of our customers, giving us a competitive advantage over most other retailers of our product categories in the marketplace today.
Credit Operations
General.  We sell our products by offering our customers financing through our proprietary in-house credit programs, the use of third-party financing, and by taking cash or credit card payments. For the fiscal year 2023, approximately 53.2% of purchases were financed through our proprietary in-house credit programs, approximately 25.0% of purchases were financed through the use of third-party financing, and approximately 21.9% of purchases were made with cash or credit card.
Underwriting. Decisions to extend credit to our retail customers are made by our internal credit underwriting department, which is separate and distinct from our other operations, including credit monitoring and collections and retail sales. In addition to auto-decision algorithms, we employ a team of credit underwriting personnel of approximately 42 individuals to make credit granting decisions using our proprietary underwriting process. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels; a review of the customer’s previous credit history with us; and the particular products being purchased. Our underwriting models determine the finance terms, including down payment, limit amounts and credit terms. During fiscal year 2023, of the credit applications received, 73.4% were auto decisioned. The remaining credit decisions were based on the evaluation of the customer’s creditworthiness in combination with requiring additional documentation from the applicant. These credit applicants may have past credit problems, lack credit history or be potential fraudulent applications, requiring us to use stricter underwriting criteria. The additional requirements include verification of employment and recent work history, heightened ID verification and potentially a required down payment. Our underwriting employees are trained and monitored to ensure they follow our methodology in approving credit.

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
Credit monitoring and collections.  Our collection activities involve a combination of efforts that take place primarily in our San Antonio, Texas and Tempe, Arizona collection centers and our first party agencies in India and Mexico. As of January 31, 2023, we employed approximately 340 full and part time individual collectors and support personnel who service our active customer credit portfolio. We also utilize collection agencies to service portions of our charged-off portfolio, which provide approximately 150 additional agents. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are generally necessities for the home. We utilize a credit collection strategy that includes telephone calls and messages, internal collectors that contact borrowers, collection letters, e-mails, text messages and third-party legal services that process claims and attend bankruptcy hearings and voluntary repossession. Our employees are trained to follow our methodology in collecting our accounts and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo skill assessment training, coaching and call monitoring within their respective departments. Our personnel are required to complete regular refresher training and testing.
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
Customers can make payments through our web portal, over the phone, by ACH, third-party bill pay arrangements, by mail to our lock box or in-person at our store locations. During fiscal year 2023, we received 19.2% of the payments on credit accounts in our store locations, which helps us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases. We may extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We typically charge the customer an extension fee, where permitted, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. During the second quarter of fiscal year 2021, we changed our re-age policy to increase the number of days required for a customer to qualify for a unilateral re-age. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging.  To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options the customer must demonstrate a willingness and ability to resume making contractual monthly payments.
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

Store Operations
Stores. We operate retail stores in 15 states. The following table summarizes the number of standalone stores in operation at January 31, 2023 in each of our markets:

Geographic Location	Number of Locations	Retail Square Feet	Other Square Feet
Alabama	5	195,548	33,830
Arizona	11	384,283	73,936
Colorado	7	243,383	47,623
Florida	15	486,353	99,167
Georgia	3	77,924	13,885
Louisiana	11	434,225	71,901
Mississippi	2	73,780	13,892
Nevada	3	118,511	26,072
New Mexico	5	173,067	28,314
North Carolina	11	419,584	83,889
Oklahoma	4	135,215	27,740
South Carolina	5	166,873	25,917
Tennessee	6	214,116	46,455
Texas	75	2,670,362	416,543
Virginia	5	173,503	37,270
Store totals	168	5,966,727	1,046,434
Distribution and Service Centers and Cross-dock Facilities (excluding cross-docks within stores)	22	—	3,659,561
Corporate Offices	5	—	159,073
Total	195	5,966,727	4,865,068
Our stores have an average selling space of approximately 36,000 square feet, plus a storage area for fast-moving and smaller products that customers prefer to carry out rather than wait for in-home delivery. Fifteen of our retail stores also contain cross-dock facilities.
We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores, distribution and service centers and cross-dock facilities to retain the flexibility of managing our financial commitment to a location if we later decide that a store or market is performing below our standards or the market would be better served by a relocation. As of January 31, 2023, we leased almost all of our store, distribution and service center and cross-dock locations.
Personnel and compensation.  We staff a typical store with a store manager, an assistant manager, an operations manager, an average of 14 sales personnel and other support staff, including cashiers and porters based on store size and location. Managers have an average tenure with us of approximately four years and typically have prior sales floor experience. In addition to store managers, we have 22 district managers.
We compensate the majority of our sales associates on a straight commission arrangement. Store managers and assistant store managers receive a salary and are eligible for a bonus. We believe that our store compensation plans, which are primarily tied to sales, generally help us attract and motivate employees.
Advertising
We design our marketing programs to increase awareness of our brand, grow consideration, drive traffic demand to our website and stores which all ultimately lead to growing sales and building customer loyalty. We employ a multi-touch media approach utilizing direct mail, television, newspaper, digital channels, radio and out-of-home targeted advertising. Our promotional programs include various product discount promotions, various financing offers and free product promotions.

E-Commerce
We are focused on expanding the capabilities of our website to generate customer traffic for both our digital and physical stores. Our website provides new and existing customers with the ability to purchase substantially all of our product offerings, view prices, apply for credit and make payments on their credit accounts. We update our website regularly to reflect new products, product availability and current promotional offers. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales and growth in our credit collections. We are focused on improving the customer experience by making it easier for customers to apply for and be approved for credit on-line. We offer credit-qualified customers the ability to complete an entire purchase transaction financed online through our proprietary in-house credit programs. Our website averaged approximately 60,000 credit applications per month during fiscal year 2023. This compares to average monthly website applications of approximately 74,000 and 68,000 during fiscal year 2022 and 2021, respectively.
The website is supported by a call center, allowing us to better assist customers with their credit and product needs.
Distribution and Inventory Management
We currently operate 11 regional distribution centers, which are located in Houston, San Antonio, Dallas, El Paso, and McAllen, Texas; Port Allen, Louisiana; Phoenix, Arizona; Denver, Colorado; Charlotte, North Carolina; Nashville, Tennessee; and Lakeland, Florida, one service center located in Houston, Texas, 10 smaller cross-dock facilities and 15 stores with cross-dock facilities. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores, and facilitates regional inventory and accounting controls.
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
Credit insurance.  Through third-party insurance companies, we offer property, life, disability and involuntary unemployment credit insurance, which we collectively refer to as credit insurance, at most of our stores on sales financed through our in-house credit programs. These insurance products protect the customer’s purchase by covering their payments on their credit account if covered events occur. Property insurance purchased through us can be canceled at any time with proof of alternative coverage. We receive sales commissions from the third-party insurance companies at the time we sell the coverage, and we may receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums.
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
Human Capital Management
We employ approximately 3,800 full-time employees and 130 part-time employees in the U.S. across 15 states, all of whom are expected to be guided by our values and by an underlying set of ethical principles. Incorporated into our Code of Business Conduct & Ethics, our values and principles define our culture and strengthen our workforce. We strive to demonstrate to our customers, shareholders, business partners, communities and employees that we are worthy of their trust and continually strive to enhance our brand reputation. We invest in employees at all levels who are expected to integrate our values and principles in all that we do.
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
Following the COVID-19 pandemic and its associated impact, we have modified our work from home policies to be more flexible and competitive. The majority of our corporate team currently works a hybrid schedule. Additionally, certain corporate positions have been hired as fully remote as necessary to secure talent in specialized and high demand roles.
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
Summary Risk Factors
Risks Related to Our Business
•An economic downturn, the COVID-19 pandemic, including new variants of COVID-19, war, including a potential escalation of the current conflict in Ukraine, or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in a material adverse effect on us.
•We may not be able to open new stores or profitably operate recently opened stores in existing, adjacent or new geographic markets.
•Our inability to access our Revolving Credit Facility or the capital markets on favorable terms or at all may have a material adverse effect on us.

•Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.
•We may not be successful in integrating our recently acquired lease-to-own platform into our existing business or performing in-house lease-to-own transactions and our failure to do so could negatively impact our results of operations and financial condition.
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
•Increased borrowing costs may negatively impact our results of operations.
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
•Our stores are concentrated in the southern region of the U.S., especially Texas, which subjects us to regional risks, such as the economy, regulatory, outbreaks, the performance of energy markets, weather conditions, hurricanes and other natural or man-made disasters.
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
Risks Related to Laws and Regulation
•We may expand our retail, credit, or lease-to-own offerings and become subject to different operating, regulator or legal requirements
•Our business could be materially adversely affected by changes in consumer protection laws and regulations.
•Regulatory agencies may reshape consumer financial laws and there continues to be uncertainty as to how such actions will impact our business.
•Judicial or administrative decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.
•We are required to comply with laws and regulations regulating extensions of credit, lease-to-own transactions, and other dealings with customers and our failure to comply with applicable laws and regulations, or any adverse change in those laws or regulations, could have a negative impact on our business.
•We face the risk of litigation resulting from calls and text messages in violation of the TCPA.
•A large number of our stores are located in the State of Texas, which subjects us to concentrated regulatory risks.
Risks Related to Our Business
An economic downturn, the COVID-19 pandemic, war, including a potential escalation of the current conflict in Ukraine, or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in a material adverse effect on us.  Many factors affect consumer spending, including regional or world events, war, diseases, outbreaks or epidemics (including the ongoing COVID-19 crisis), including a potential escalation of the current conflict in the Ukraine, conditions in financial markets, local, state and national budgets and fiscal operations and conditions, general business conditions, interest rates, inflation, energy prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence. Consumer purchases of our products and customers making payments to us decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. Decreases in consumer confidence, instability in financial markets and political environment and volatile oil prices have negatively impacted our markets and may present significant challenges to our operations in the future. Additionally, we believe a portion of our customer base continues to experience significant economic challenges and uncertainty, including stagnant incomes or incomes that have not returned to pre-recession levels, and that those challenges could be intensified by various macroeconomic factors, including increasing inflationary pressures and significant recent disruption in financial markets in connection with the COVID-19 pandemic, increased unemployment, rising interest rates, increases in the cost of energy, and other factors.
We may not be able to open new stores or profitably operate recently opened stores in existing, adjacent or new geographic markets. There are a number of factors that could affect our ability to successfully execute on new and recently opened stores, including:
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
•Limitations created by covenants and conditions under our debt agreements, including our Revolving Credit Facility, and our asset-backed notes;
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
If we are unable to effectively manage growth of our business, our revenues may not increase, our cost of operations may rise and our results of operations may decline.  In connection with our growth, we will face various associated business risks, including the risk that our management, financial controls and information systems will be inadequate to support expansion. Our growth will require management to expend significant time, effort, and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. While we have engaged in and focused on these elements, we cannot predict whether we will be able to effectively manage the increased demand resulting from expansion in current markets or into new markets, or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to successfully manage the challenges of growth, do not continue to improve our systems and controls or encounter unexpected difficulties during expansion, we could be materially adversely affected.
Our inability to access our Revolving Credit Facility or the capital markets on favorable terms or at all may have a material adverse effect on us. We generally finance our operations primarily through a combination of cash flow generated from operations, borrowings under our Revolving Credit Facility, and securitizations of customer receivables through the capital markets. Our ability to access capital through our existing Revolving Credit Facility, raise additional capital by expanding our Revolving Credit Facility, or undertake future securitization or other debt or equity transactions on economically favorable terms or at all, depends in large part on factors that are beyond our control, including:
•Conditions in the securities and finance markets generally, and for securitized instruments in particular;
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
Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness. As of January 31, 2023, we had aggregate outstanding indebtedness, including under our Revolving Credit Facility, and various classes of asset-backed notes, of $652.6 million. This level of indebtedness could:
•Make it more difficult for us to satisfy our obligations with respect to our outstanding notes, Revolving Credit Facility, Term Loan and other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;
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
We may not be successful in integrating our recently acquired lease-to-own platform into our existing business or performing in-house lease-to-own transactions and our failure to do so could negatively impact our results of operations and financial condition. The rollout of our in-house lease-to-own program is subject to a number of risks including those around technology, underwriting and customer uptake. If our in-house lease-to-own program is delayed, encounters unforeseen costs, or is not received well by our customers, it will have a negative impact on our results of operations and financial condition.

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
We might not be able to access the securitization market for capital from time to time in the future, which may require us to seek alternative and more costly sources of financing. We have successfully consummated a number of securitization transactions, however, there can be no assurances that we will be able to complete additional securitization transactions if securitization markets become constrained. Additional or prolonged disruptions in the securitization market, such as a recession could preclude our ability to use securitization as a financing source, or could render it an inefficient source of financing making us more dependent on alternative sourcing of financing that might not be as favorable as securitizations or might be otherwise unfavorable or unavailable altogether.
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
Covenants in our debt agreements impose various operating and financial restrictions on us, and if we are not able to comply with such covenants, our lenders could accelerate our indebtedness, proceed against certain collateral we have provided or exercise other remedies, which could have a material adverse effect on us. The covenants in our Revolving Credit Facility, Term Loan, and the indenture governing our asset-backed notes contain a number of restrictions that impose operating and financial restrictions on us and may limit our ability to execute our growth strategy or engage in acts that may be in our long-term best interest, including restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. In addition, we must maintain compliance with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants could result in an event of default under our Revolving Credit Facility, Term Loan or the indenture governing our asset-backed notes. Such a default may allow the applicable creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-default provision applies. Furthermore, if we are unable to repay the amounts due and payable under our Revolving Credit or Term Loan, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness, which could have a material adverse effect on us. In the event our lenders accelerate the repayment of our borrowings, we may not have sufficient funds to repay that indebtedness.
Increased borrowing costs will negatively impact our results of operations.  Because most of our consumer credit programs have interest rates equal to the highest rate allowable under applicable state law, we would generally not be able to pass higher borrowing costs along to future consumer credit customers and our results of operations could be negatively impacted. The interest rates on our Revolving Credit Facility are variable based upon an applicable margin determined by a pricing grid plus a base rate, and increases in such rates would reduce our margins. The level of interest rates in the market in general will impact the interest rate on any debt instruments we issue in the future. Additionally, we may issue debt securities or enter into credit facilities under which we pay interest at a higher rate than we have historically paid, which would further reduce our earnings and negatively impact our results of operations.
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
Changes in the economy, regulatory landscape, credit policies and practices, and the credit and capital markets have required, and will continue to require, frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models, including in connection with market uncertainty. The application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.
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
We face significant competition from national, regional, local and internet retailers of furniture and mattresses, home appliances, and consumer electronics.  The retail market for consumer electronics, furniture and mattresses is highly fragmented and intensely competitive and the market for home appliances is concentrated among a few major dealers. We currently compete against a diverse group of retailers, including national mass merchants, specialized national retailers, home improvement stores, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, and consumer electronics, similar, and often identical, to those items we sell. We also compete with retailers that market products using store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Additionally, we compete to some extent against companies offering weekly or monthly lease-to-own payment options to credit-constrained consumers for products for the home similar to those offered by us.
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
We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors.  Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins. Suppliers may also take various steps, including manufacturing lower-cost inventory in higher volumes, to increase their own profitability, which may negatively impact our margins and, as a result, our profitability. Typically, new products, such as OLED, QLED, and 4K Ultra HD are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of products helps drive unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. We continue to adjust our marketing strategies to address this challenge through the introduction of new product categories, new products within our existing categories and product innovations. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products, such as personal electronics products, and declines in average selling prices of key products, such as consumer electronics and home appliances. If sales of lower margin items continue to increase and replace sales of higher margin items, or if our consumer electronics products average selling prices decrease due to the maturity of their life cycle, our gross margin and overall gross profit levels may be materially adversely affected.
A disruption in our relationships with, the operations of, or the supply of product from any of our key suppliers, including those suppliers and manufacturers located in Asia and Mexico, whether due to COVID-19, geopolitical conflict or otherwise, could have a material adverse effect on us.  The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers. We do not have long-term supply agreements or exclusive arrangements with a number of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We have limited contractual assurance of the continued supply of merchandise we currently, or would like to, offer our customers. We also rely on our suppliers for funds in the form of vendor allowances. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, while we purchase products from approximately 120 manufacturers and distributors, we rely heavily on a relatively small number of suppliers. For example, during fiscal year 2023, 69.4% of our total inventory purchases were from six vendors. The loss of any one or more of our key suppliers or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts, could have a material adverse effect on our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices, and on our results of operations and financial condition.
If one of our vendors were to go out of business or were to be unable to fund amounts due to us, including payments due for returns of product and warranty claims, it could have a material adverse effect on our results of operations and financial condition. Catastrophic or other unforeseen events, including pandemics such as COVID-19, whether inside or outside the U.S., and geopolitical conflict, including the ongoing conflict in Ukraine, could materially adversely impact the supply and delivery to us of products manufactured far from our sales facilities, including manufacturers or suppliers located in Asia and Mexico, which could materially adversely impact our results of operations. In addition, because many of the products we sell are manufactured outside of the U.S., we may experience labor unrest or an increase in the cost of imported vendor products, or an inability to secure imported merchandise, as a result of border taxes, tariffs, or trade disputes at any time for reasons beyond our control. Any slow-downs, disruptions or strikes at any of the ports may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers and reduced revenues and earnings. If imported merchandise becomes more expensive, unavailable or difficult to obtain, we may not be able to meet the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import.
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
•Staffing levels; and
•Lease-to-own penetration rates.
In the past we have been named as a defendant in multiple securities class action lawsuits. Potential similar or related litigation or investigations could result in substantial damages and may divert management’s time and attention from our business.
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
Our stores are concentrated in the southern region of the U.S., especially Texas, which subjects us to regional risks, such as the economy, regulatory, outbreaks, the performance of energy markets, weather conditions, hurricanes and other natural or man-made disasters. If the southern region of the U.S. suffers an economic downturn, increased regulation or any other adverse regional event, such as an outbreak, a collapse of the oil and gas market, or inclement weather, it could have a material adverse effect on us as a result of the concentration of our stores in such region. Several of our competitors operate stores in various regions across the U.S. and thus may not be as vulnerable to the risks associated with operating in a concentrated region. The states and the local economies where many of our stores are located are dependent, to a degree, on the oil and gas industries, which can be very volatile due to fluctuations of commodities prices or other causes. Because of fears of climate change and adverse effects of drilling explosions and oil spills, legislation has been considered, and governmental regulations and orders have been issued, which, combined with the local economic and employment conditions caused by both, could materially adversely impact the oil and gas industries and the economic health of areas in which a significant number of our stores are located.
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
If we cannot continue to offer third party payment solutions for customers who do not qualify for our proprietary credit offerings, our business may be impaired. Currently, if a customer does not qualify for our credit offering for a particular purchase in our stores, but qualifies with a payment solutions provider not affiliated with us but with whom we have a commercial relationship, then we sell the applicable merchandise to such payment solutions provider, which leases the merchandise to the customer under a lease-to-own arrangement, and we record a cash sale. In fiscal year 2023, our third-party payment solution providers providing lease-to-own arrangements, represented approximately 7.3% of our retail revenue. Our third-party payment and credit solutions providers’ business models are subject to various risks that are outside of our control. If, as a result of any of these risks, our third-party payment and credit solutions providers are unable to, or otherwise determine not to continue operating with us at a level or on terms similar to the level or on terms we have historically operated, or if we are unable to establish new partnerships with different providers on favorable terms or at all, then we could lose sales or revenue, our financial results could be adversely affected, our ability to execute our growth plan could be impeded and we could otherwise suffer a material adverse effect.
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
We utilize a limited number of home delivery service providers. The loss of any one provider could have a material negative impact on our home delivery operations. If our third-party merchandise delivery services are unable to meet our promised delivery schedule, unable to maintain expense controls, or cease operations, our net sales may decline due to a decline in customer satisfaction, and profitability levels may be negatively impacted. For many purchases, we offer next day delivery to our customers that we outsource to one of our third-party delivery service providers. The loss of any one service provider, or the failure to establish and maintain relationships with these or other similar service providers, could have a material negative impact on our home delivery operations. These third-parties are subject to risks that are beyond our control and, if they fail to timely or satisfactorily deliver our products, we may lose business from customers in the future and could suffer damage to our reputation. The loss of customers or damage to our reputation could have a material adverse effect on us. Further, if our third-

party delivery service providers are unable to maintain expense controls, our profitability and results of operations may be negatively impacted.
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
Our costs to protect our intellectual property rights, infringement of which could impair our name and reputation, could be significant. We believe that our success and ability to compete depends in part on consumer identification of the name “Conn’s” and other trademark registrations and we rely on such trademark registrations and common law rights to protect the distinctiveness of our brand. We intend to protect vigorously our trademarks against infringement, misappropriation or dilution by others. A third-party, however, could attempt to misappropriate our intellectual property or claim that our intellectual property infringes or otherwise violates third-party trademarks in the future. Any litigation or claims relating to our intellectual property brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on us.
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
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.  We lease almost all of our store locations, our corporate headquarters and our distribution centers. Our success depends in part on our ability to locate property for new stores and renew leases for existing locations. There is no assurance that we will be able to locate real estate and negotiate leases for new stores, or renegotiate leases for existing locations, on the same or similar terms, or on favorable terms at all, and we could be forced to move or exit a market as a result. Furthermore, a significant rise in real estate prices or real property taxes could result in an increase in store lease expense as we open new locations and renew leases for existing locations, thereby negatively impacting our results of operations. Our inability to enter into new leases or renew existing leases on terms acceptable to us, or be released from our obligations under leases for stores that we close, could materially adversely affect us.
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
If we fail to maintain an effective system of internal controls, our ability to product accurate and timely financial statements could be impaired, which could harm our business and have a material adverse effect on the price of our common stock. I
We are required to comply with a variety of reporting, accounting and other rules and regulations. As a result, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems and significant deficiencies or material weaknesses are possible. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, or if we are unable to appropriately or timely remediate any such effectiveness, such failure could cause us to restate financial results that have been made public, cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, require us to expend significant resources to remediate the deficiencies, impair our access to capital and otherwise materially adversely impact us.
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
Risk Related to Laws and Regulations
We may expand our retail, credit, or lease-to-own offerings and become subject to different operating, regulatory or legal requirements. In addition to the retail, consumer finance and lease-to-own products we currently offer, we may offer other products and services in the future, including new financing or leasing products and services. These products and services may require additional or different operating and compliance systems or have additional or different legal or regulatory requirements than the products and services we currently offer.
To the extent we undertake expansion into additional states that allow for direct consumer lending, and do not have the proper legal and regulatory compliance infrastructure, consumer lending licenses or personnel, or otherwise do not successfully execute such an expansion, or our customers do not positively respond to such an expansion, it could have a material adverse effect on us.
Our business could be materially adversely affected by changes in consumer protection laws and regulations. Federal and state consumer protection laws, regulations and agencies, such as the FCRA and the CFPB, heavily regulate the way we conduct business and could limit the manner in which we may offer and extend credit or leases and collect on our accounts. Because a substantial portion of our sales are financed or leased any adverse change in related regulation could have a material adverse effect on us.
New laws or regulations, or new interpretations of existing laws or regulations, could limit the amount of interest or fees that may be charged to our consumer, or impose limitations on our ability to collect on account balances, which could have a material adverse effect on us. Compliance with existing and future laws or regulations, including regulations that may be applicable to us under the Dodd-Frank Act, could require the expenditure of substantial resources. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could result in a material adverse effect on us.
We have procedures and controls in place that we believe are reasonable to monitor compliance with the numerous federal and state laws and regulations and believe we are in compliance with such laws and regulations. However, these laws and regulations are complex, differ between jurisdictions and are often subject to interpretation. As we expand into additional jurisdictions and offer credit products such as our direct consumer loans and lease-to-own offerings, the complexities grow. Compliance with these laws and regulations is expensive and requires the time and attention of management. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, lose existing or new customers, or suffer damage to our reputation. Changes in these laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we may not be able to predict the impact such changes would have on our profitability.
Regulatory agencies may reshape consumer financial laws and there continues to be uncertainty as to how such actions will impact our business. The Dodd-Frank Act comprehensively overhauled the financial services industry within the U.S. and established the CFPB. The CFPB has enforcement and rulemaking authority under certain federal consumer financial laws, including, but not limited to, the TILA, ECOA, FCRA, FDCPA, and GLBA. This means, for example, that the CFPB has the ability to adopt rules that interpret provisions of the FDCPA, potentially affecting all facets of debt collection. Recently the CFPB published a revised final rule under the FDCPA that would, among other things, limit the timing and number of calls that can be made to a consumer debtor by a third-party collection agency. This rule could impact our ability to contact our consumers and collect amounts owed. In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including bulletins that address furnisher requirements and the application of the CFPB’s prohibition on “unfair, deceptive, or abusive” acts or practices with respect to debt collection.
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
We expect the CFPB, FTC and various state agencies will continue their focus on alternative consumer financial services products, and, as a result, businesses transacting with subprime consumers, may be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry are adopted. This increased attention may increase our compliance costs significantly, result in fines or monetary penalties or settlements due to future government investigations, and materially and adversely impact the manner in which we operate, which may be materially adverse to our business and financial results. In recent years, state regulatory authorities have been increasingly focused on the subprime financial marketplace, including the lease-to-own industry.
Certain aspects of our business, such as the content of our advertising and other disclosures to customers about transactions, our data collection practices, the manner in which we contact customers, the decisioning process regarding whether we enter into a transaction with a potential customer, our credit reporting practices, and the manner in which we process and store certain customer, employee and other information are all subject to federal and state laws and regulatory oversight.
We have incurred and will continue to incur substantial costs to comply with federal, state and local laws and regulations, including rapidly evolving consumer protection standards. In addition to compliance costs, we may incur substantial expenses to respond to regulatory and third-party investigations and enforcement actions, proposed fines and penalties, sanctions, and private litigation, as well as potential "headline risks" that may negatively impact our business. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and local regulatory and other investigations. In addition, while we are not aware of any whistleblower claims regarding our specific business practices, such claims are on the rise generally. We believe these claims will likely continue and could have a material adverse effect on our business and financial results.
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

We are required to comply with laws and regulations regulating extensions of credit, lease-to-own transactions and other dealings with customers and our failure to comply with applicable laws and regulations, or any adverse change in those laws or regulations, could have a negative impact on our business. A substantial portion of our customers finance purchases through our credit offerings or enter into lease-to-own transactions. The extension of credit to consumers, leasing and related collection efforts is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, TILA, ECOA, the Dodd-Frank Act, FCRA, GLBA, FTCA, FDCPA, MLA, SCRA, the Texas Debt Collection Act and the Telephone Consumer Protection Act (“TCPA”). Our business practices, marketing and advertising terms, procedures and practices for credit and lease applications and underwriting, terms of credit extensions, leases and related disclosures, data privacy and protection practices, and collection practices, may be subject to periodic or special reviews by regulatory and enforcement authorities under the foregoing laws. These reviews could range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If, as part of these reviews, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of sanctions and remedies including requiring changes in advertising and collection practices, changes in our credit application and underwriting practices, changes in our data privacy or protection practices, changes in the terms of our credit or other financial products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our credit or other financial products within one or more states, or nationwide.
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
A large number of our stores are located in the State of Texas, which subjects us to concentrated regulatory risks. Negative or unexpected legislative or regulatory changes in Texas could have a material adverse effect on us. In Texas, the Office of the Consumer Credit Commissioner (“OCCC”) issues the consumer loan licenses that permit us to offer direct consumer loans. The OCCC also regulates us as a licensee. We currently have 75 retail stores in Texas. If we fail to establish or implement a proper regulatory infrastructure to comply with Texas’ regulatory requirements, the OCCC could restrict or rescind our consumer loan licenses. A restriction on or a loss of such licenses issued could have a material adverse effect on our financial performance and cause reputational harm. Failure on our part to comply with applicable consumer lending laws of the State of Texas could also expose us to consumer litigation and regulatory enforcement action, possibly resulting in substantial penalties and claims for damages and, in certain circumstances, may subject us to injunctions, require us to refund finance charges already paid, forgo finance charges not yet paid under credit accounts, change our credit extension, servicing, collection, and marketing practices or a combination of the foregoing. Should Texas or the OCCC change laws, regulations or codes related to consumer loans, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. We believe that we are in substantial compliance with the applicable consumer credit laws in the State of Texas.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
As of March 21, 2023, we had approximately 497 common stockholders of record and an estimated 6,103 beneficial owners of our common stock.  The principal market for our common stock is the NASDAQ Global Select Market, where it is traded under the symbol “CONN.”
Dividends
No cash dividends were declared or paid in fiscal year 2023 or fiscal year 2022. We do not anticipate paying dividends in the foreseeable future.  Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of January 31, 2023, relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by stockholders	2,338,358	$7.73	1,448,598
Equity compensation plans not approved by stockholders	—	—	—
Total	2,338,358	$7.73	1,448,598
(1)Inclusive of 600,000 stock options, 1,233,640 restricted stock units (“RSUs”) and 504,718 performance-based RSUs (“PSUs”).
(2)The $7.73 is inclusive of the 1,233,640 shares related to RSUs which only have a service requirement and the 504,718 PSUs that have a service, performance and/or market requirement. Neither the RSUs nor PSUs have an exercise price. The weighted-average exercise price of the 600,000 outstanding stock options is $30.12.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the NASDAQ U.S. Stock Market Index and a customized peer group index comprised of First Cash, Aaron’s, Rent-A-Center, La-Z-Boy, Sleep Number, Ethan Allen, EZCORP, Haverty Furniture, At Home Group, Hooker Furniture, Kirkland's, Encore Capital, Enova International, PRA Group and PROG Holdings (the “Peer Group”). The peer group index has been updated to reflect more comparable companies across our two operating segments and to remove entities no longer publicly traded. The graph assumes an investment of $100 at the close of trading on January 31, 2018, and reinvestment of any dividends. The stock performance shown below is based solely on historical data and is not necessarily indicative of future performance.

	Base Period	Value for the Fiscal Years Ended January 31,
	January 31, 2018	2019	2020	2021	2022	2023
Company/Index:
Conn’s, Inc.	$100.00	$62.88	$26.31	$47.24	$72.88	$28.25
NASDAQ U.S. Stock Market Index	$100.00	$99.32	$126.17	$181.79	$199.33	$163.55
New Peer Group	$100.00	$100.34	$107.07	$126.60	$141.01	$125.20
Old Peer Group	$100.00	$114.71	$140.75	$197.92	$178.51	$151.23
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

Issuer Purchases of Equity Securities
The following table presents information with respect to purchases of Conn’s common stock by Conn’s or its affiliates during the quarter ended January 31, 2023.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands) (1)	Approximate Dollar Value of Shares that may Yet Be Purchased Under the Program (in millions)
November 1 - 30	—	$—	—	$23.0
December 1 - 31	—	$—	—	$23.0
January 1 - 31	—	$—	—	$—
Total	—		—

(1) On December 14, 2021, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $150 million of our outstanding common stock. The stock repurchase program expired on December 14, 2022. See Note 15. Stock Repurchases, in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.
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
Discussion and analysis of matters pertaining to the year ended January 31, 2021 and year-to-year comparisons between the years ended January 31, 2022 and 2021 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended January 31, 2022 that was filed on March 29, 2022.
Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Executive Summary
Total revenues were $1.3 billion for fiscal year 2023 compared to $1.6 billion for fiscal year 2022, a decrease of $247.5 million or 15.6%. Retail revenues were $1.1 billion for fiscal year 2023 compared to $1.3 billion for fiscal year 2022, a decrease of $228.6 million or 17.5%. The decrease in retail revenue was primarily driven by a decrease in same store sales of 20.5%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products, lower lease-to-own sales, and comparatively higher same store sales in the prior year due to the impact of stimulus benefits. The decrease in same store sales was partially offset by new store growth. Credit revenues were $264.8 million for the fiscal year 2023 compared to $283.7 million for fiscal year 2022, a decrease of $18.9 million or 6.7%.  The decrease in credit revenue was primarily due to a decrease of 7.1% in the average outstanding balance of the customer accounts receivable portfolio. The decrease was partially offset by an increase in our yield rate as well as an increase in late fee revenues. The yield rate for the year ended January 31, 2023 was 23.1% compared to 22.8% for the year ended January 31, 2022.
Retail gross margin for fiscal year 2023 was 34.0%, a decrease of 270 basis points from the 36.7% reported in fiscal year 2022. The year-over-year decrease in retail gross margin was primarily driven by the deleveraging of fixed costs and an increase in product costs due to higher freight costs, which were partially offset by a more profitable product mix.

SG&A for fiscal year 2023 was $526.2 million compared to $544.5 million for fiscal year 2022, a decrease of $18.3 million, or 3.4%, over the prior year. The SG&A decrease in the retail segment was primarily due to declines in variable costs, labor costs, including bonus expense, and advertising costs as a result of cost saving initiatives. These decreases were partially offset by an increase in occupancy and operational costs associated with new store growth. The SG&A decrease for the credit segment was primarily due to a decline in labor costs, including bonus expense.
Provision for bad debts increased to $121.2 million for the year ended January 31, 2023 from $48.2 million for the year ended January 31, 2022, an increase of $73.0 million. The year-over-year increase was primarily driven by a smaller decrease in the allowance for bad debts during the year ended January 31, 2023, compared to the decrease during the year ended January 31, 2022. The increase was also due to an increase in net charge-offs of $21.9 million. The decrease in the allowance for bad debts for the year ended January 31, 2023 was primarily driven by a decrease in the customer accounts receivable portfolio balance. During the year ended January 31, 2022, the decrease in allowance for bad debts was primarily driven by an improvement in the forecasted unemployment rate that drove a $31.5 million decrease in the economic reserve and a decline in the customer portfolio receivable balance, partially offset by an increase in loss rates.
Interest expense increased to $36.9 million for fiscal year 2023 compared to $25.8 million for fiscal year 2022, an increase of $11.1 million, or 43.2%. The increase was driven by a higher average outstanding balance of debt and higher effective interest rates.
Net loss for fiscal year 2023 was $59.3 million, or $2.46 per diluted share, compared to net income of $108.2 million, or $3.61 per diluted share, for fiscal year 2022.
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
Company Initiatives
In fiscal year 2023, we built out an internal lease-to-own business, Improvemint Financial, with an expectation of capturing a significant amount of business that was previously captured by our lease-to-own partners. While we will continue to work with our partners, we believe that our proprietary lease-to-own platform will help grow our lease-to-own sales and provide even more options for our core credit-constrained customers. In February 2023, Improvemint Financial began offering leases to our customers in the state of Texas with plans to reach customers in the majority of our states by the end of fiscal year 2024.
We delivered the following financial and operational results in fiscal year 2023 as compared to the prior fiscal year period (unless otherwise noted):
•Total consolidated revenue declined 15.6% to $1.3 billion, due to a 17.5% decline in total net sales, and a 6.6% reduction in finance charges and other revenues;
•Same store sales decreased 20.5%;
•eCommerce sales increased 10.8% to an annual record of $79.0 million;
•Carrying value of re-aged accounts declined to $160.9 million from $182.0 million;

•Reported a net loss of $2.46 per diluted share, compared to net earnings of $3.61 per diluted share for the same period last fiscal year; and
•Credit spread was 910 basis points.
Strategic Update
In response to challenging macroeconomic pressures, the Company has updated its near-term strategic priorities which include:
•Refocus on core customer. The Company is refocusing efforts on serving core credit-constrained customers as Conn's continues to face the impacts of macroeconomic headwinds and changes in consumer behavior. Providing multiple financing options is Conn's key differentiator. The Company is pursuing profitable growth strategies aimed at enhancing the payment options we provide to our large and established customer base.
•Expansion of in-house lease-to-own program. The Company recently began originating its first in-house lease-to-own transactions and expects to expand this program throughout fiscal year 2024. Conn's believes that the in-house lease-to-own program will be a transformative opportunity for the Company that has the potential to significantly benefit sales and earnings in the coming years.
•eCommerce enhancement. The Company completed the final phase of the eCommerce platform conversion, which further enhanced its digital capabilities and produced record fourth quarter and full year eCommerce sales.
Outlook
The broad appeal of our value proposition to our geographically diverse core demographic and the unit economics of our business should provide the stability necessary to maintain and grow our business. We expect our brand recognition and long history in our core markets to give us the opportunity to further penetrate our existing footprint, particularly as we leverage existing marketing spend, logistics infrastructure, and service business. We plan to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, distribution and credit operations. As we expand in existing markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors.
Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Year Ended January 31,
(in thousands)	2023	2022	Change
Revenues:
Total net sales	$1,076,590	$1,305,389	$(228,799)
Finance charges and other revenues	265,937	284,642	(18,705)
Total revenues	1,342,527	1,590,031	(247,504)
Costs and expenses:
Cost of goods sold	710,234	825,987	(115,753)
Selling, general and administrative expense	526,212	544,490	(18,278)
Provision for bad debts	121,193	48,184	73,009
Charges and credits	14,360	2,677	11,683
Total costs and expenses	1,371,999	1,421,338	(49,339)
Operating (loss) income	(29,472)	168,693	(198,165)
Interest expense	36,891	25,758	11,133
Loss (gain) on extinguishment of debt	—	1,218	(1,218)
Income (loss) before income taxes	(66,363)	141,717	(208,080)
Provision (benefit) for income taxes	(7,071)	33,512	(40,583)
Net income (loss)	$(59,292)	$108,205	$(167,497)
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
The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Year Ended January 31,
(dollars in thousands)	2023	2022	Change
Revenues:
Product sales	$986,600	$1,205,545	$(218,945)
Repair service agreement commissions	80,446	89,101	(8,655)
Service revenues	9,544	10,743	(1,199)
Total net sales	1,076,590	1,305,389	(228,799)
Finance charges and other	1,119	949	170
Total revenues	1,077,709	1,306,338	(228,629)
Costs and expenses:
Cost of goods sold	710,234	825,987	(115,753)
Selling, general and administrative expense (1)	391,393	399,393	(8,000)
Provision for bad debts	896	479	417
Charges and credits	14,360	2,677	11,683
Total costs and expenses	1,116,883	1,228,536	(111,653)
Operating (loss) income	$(39,174)	$77,802	$(116,976)
Number of stores:
Beginning of fiscal year	158	146
Opened	11	12
Closed	(1)	—
End of fiscal year	168	158

Credit Segment:	Year Ended January 31,
(in thousands)	2023	2022	Change
Revenues:
Finance charges and other revenues	$264,818	$283,693	$(18,875)
Costs and expenses:
Selling, general and administrative expense (1)	134,819	145,097	(10,278)
Provision for bad debts	120,297	47,705	72,592
Charges and credits	—	—	—
Total costs and expenses	255,116	192,802	62,314
Operating income	9,702	90,891	(81,189)
Interest expense	36,891	25,758	11,133
Loss (gain) on extinguishment of debt	—	1,218	(1,218)
(Loss) income before income taxes	$(27,189)	$63,915	$(91,104)
(1)For the years ended January 31, 2023 and January 31, 2022, the amount of overhead allocated to each segment reflected in SG&A was $31.7 million and $40.6 million, respectively. For the years ended January 31, 2023 and January 31, 2022, the amount of reimbursement made to the retail segment by the credit segment was $26.3 million and $28.3 million, respectively.
Year ended January 31, 2023 compared to the year ended January 31, 2022
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year Ended January 31,					%	Same Store
(dollars in thousands)	2023	% of Total	2022	% of Total	Change	Change	% Change
Furniture and mattress	$340,325	31.6%	$411,167	31.5%	$(70,842)	(17.2)%	(20.8)%
Home appliance	430,250	40.0	500,051	38.3	(69,801)	(14.0)	(16.4)
Consumer electronics	139,868	13.0	191,234	14.6	(51,366)	(26.9)	(28.9)
Home office	37,547	3.5	66,707	5.1	(29,160)	(43.7)	(44.1)
Other	38,610	3.6	36,386	2.8	2,224	6.1	(7.0)
Product sales	986,600	91.7	1,205,545	92.3	(218,945)	(18.2)	(21.1)
Repair service agreement commissions (1)	80,446	7.5	89,101	6.8	(8,655)	(9.7)	(14.1)
Service revenues	9,544	0.8	10,743	0.9	(1,199)	(11.2)
Total net sales	$1,076,590	100.0%	$1,305,389	100.0%	$(228,799)	(17.5)%	(20.5)%
(1) The total change in sales of repair service agreement commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in product sales for the year ended January 31, 2023 was primarily driven by a decrease in same store sales of 21.1%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products, lower lease-to-own sales, and comparatively higher same store sales in the prior year due to the impact of stimulus benefits. The decrease in same store sales was partially offset by new store growth.
The following table provides the change of the components of finance charges and other revenues:

	Year Ended January 31,
(in thousands)	2023	2022	Change
Interest income and fees	$244,137	$259,422	$(15,285)
Insurance income	20,681	24,270	(3,589)
Other revenues	1,119	950	169
Finance charges and other revenues	$265,937	$284,642	$(18,705)

The decrease in finance charges and other revenues was primarily due to a decrease of 7.1% in the average outstanding balance of the customer accounts receivable portfolio and a decline in insurance commissions. The decrease was partially offset by an increase in our yield rate. The yield rate for the year ended January 31, 2023 was 23.1% compared to 22.8% for the year ended January 31, 2022.
The following table provides key portfolio performance information:

	Year Ended January 31,
(dollars in thousands)	2023	2022	Change
Interest income and fees	$244,137	$259,422	$(15,285)
Net charge-offs	(148,138)	(126,277)	(21,861)
Interest expense	(36,891)	(25,758)	(11,133)
Net portfolio income	$59,108	$107,387	$(48,279)
Average outstanding portfolio balance	$1,055,600	$1,135,991	$(80,391)
Interest income and fee yield	23.1%	22.8%
Net charge-off %	14.0%	11.1%
Retail Gross Margin

	Year Ended January 31,
(dollars in thousands)	2023	2022	Change
Retail total net sales	$1,076,590	$1,305,389	$(228,799)
Cost of goods sold	710,234	825,987	(115,753)
Retail gross margin	$366,356	$479,402	$(113,046)
Retail gross margin percentage	34.0%	36.7%
The year-over-year decrease in retail gross margin was primarily driven by the deleveraging of fixed costs and an increase in product costs due to higher freight costs, which were partially offset by a more profitable product mix.
Selling, General and Administrative Expense

	Year Ended January 31,
(dollars in thousands)	2023	2022	Change
Retail segment	$391,393	$399,393	$(8,000)
Credit segment	134,819	145,097	(10,278)
Selling, general and administrative expense - Consolidated	$526,212	$544,490	$(18,278)
Selling, general and administrative expense as a percent of total revenues	39.2%	34.2%
The SG&A decrease in the retail segment was primarily due to declines in variable costs, labor costs, including bonus expense, and advertising costs as a result of cost saving initiatives. These decreases were partially offset by an increase in occupancy and operational costs associated with new store growth.
As a percent of average total customer portfolio balance, SG&A for the credit segment for the year ended January 31, 2023 was 12.8%, which represents no change compared to the year ended January 31, 2022. The SG&A decrease in the credit segment was primarily due to a decline in labor costs.
Provision for Bad Debts

	Year Ended January 31,
(dollars in thousands)	2023	2022	Change
Retail segment	$896	$479	$417
Credit segment	120,297	47,705	72,592
Provision for bad debts - Consolidated	$121,193	$48,184	$73,009
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance	11.4%	4.2%

The provision for bad debts increased to $121.2 million for the year ended January 31, 2023 from $48.2 million for the year ended January 31, 2022, an increase of $73.0 million. The year-over-year increase was primarily driven by a smaller decrease in the allowance for bad debts during the year ended January 31, 2023, compared to the decrease during the year ended January 31, 2022. The increase was also due to an increase in net charge-offs of $21.9 million. The decrease in the allowance for bad debts for the year ended January 31, 2023 was primarily driven by a decrease in the customer accounts receivable portfolio balance. During the year ended January 31, 2022, the decrease in the allowance for bad debts was primarily driven by an improvement in the forecasted unemployment rate that drove a $31.5 million decrease in the economic reserve and a decline in the customer portfolio receivable balance, partially offset by an increase in loss rates.
Charges and Credits

	Year Ended January 31,
(in thousands)	2023	2022	Change
Store lease termination and closure costs	$(896)	$—	$(896)
Employee severance	8,006	—	8,006
Excess import freight costs	—	2,677	(2,677)
Asset disposal	7,250	—	7,250
	$14,360	$2,677	$11,683
During the year ended January 31, 2023, we recognized $8.0 million in severance costs related to a change in the executive management team. In addition, we recognized a $0.9 million gain related to the termination of a lease for a single store location net of store closure costs. Furthermore, we recognized $7.3 million in asset disposal costs related to a change in the e-commerce platform. During the year ended January 31, 2022, we recognized $2.7 million of non-recurring domestic transportation costs incurred due to unprecedented congestion in U.S. ports.
Interest Expense
Interest expense increased to $36.9 million for the year ended January 31, 2023 from $25.8 million for the year ended January 31, 2022, an increase of $11.1 million. The increase was driven by a higher average outstanding balance of debt and a higher effective interest rate.
Provision (benefit) for Income Taxes

	Year Ended January 31,
(dollars in thousands)	2023	2022	Change
Provision (benefit) for income taxes	$(7,071)	$33,512	$(40,583)
Effective tax rate	10.7%	23.6%

The decrease in income tax expense for the year ended January 31, 2023 compared to the year ended January 31, 2022 was primarily driven by a $208.1 million decrease of pre-tax book income at the statutory rate of 21% as well as the recording of a valuation allowance of $6.6 million against our U.S. federal and state deferred tax assets.
Impact of Inflation and Changing Prices
We continue to monitor the impact the current rise in inflation may have on our customers and our business. Moreover, further significant inflation could adversely affect our customers’ shopping decisions and payment patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and increases in transportation and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs could adversely affect our results of operations. In addition, the cost of items we purchase may increase or shortages of these items may arise as a result of changes in trade regulations, currency fluctuations, border taxes, import tariffs, or other factors beyond our control.
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
Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 69% of our fiscal year 2023 originations, with maximum equivalent interest rates of up to 32% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 15% of our fiscal year 2023 originations.
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

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	January 31,
	2023	2022	2021
Weighted average credit score of outstanding balances (1)	613	606	600
Average outstanding customer balance	$2,597	$2,498	$2,463
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	12.7%	10.4%	12.4%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)(4)	16.5%	16.8%	25.9%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$29,511	$50,282	$92,883
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	18.0%	18.5%	24.2%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables (5)	34.1%	33.7%	20.5%

	Year Ended January 31,
	2023	2022	2021
Total applications processed	1,034,860	1,297,025	1,251,002
Weighted average origination credit score of sales financed (1)	620	616	615
Percent of total applications approved and utilized	22.5%	21.8%	21.5%
Average income of credit customer at origination	$51,500	$49,100	$47,100
Percent of retail sales paid for by:
In-house financing, including down payments received	53.2%	51.0%	52.1%
Third-party financing	17.7%	17.7%	20.4%
Third-party lease-to-own option	7.3%	10.4%	8.5%
	78.2%	79.1%	81.0%
(1)Credit scores exclude non-scored accounts.
(2)Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
(3)Carrying value reflects the total customer accounts receivable portfolio balance, net of deferred fees and origination costs, the allowance for no-interest option credit programs and the allowance for uncollectible interest.
(4)Decrease was primarily due to the change in the unilateral re-age policy that occurred in the second quarter of fiscal year 2021 and the tightening of underwriting standards that occurred in fiscal year 2021 and fiscal year 2022.
(5)Increase is due to a shift in underwriting strategy that occurred in the first quarter of fiscal year 2022.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 16.0% as of January 31, 2023 from 16.1% as of January 31, 2022.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due increased 290 basis points over the prior year period to 11.4% as of January 31, 2023 from 8.5% as of January 31, 2022. The increase was primarily due to lower payment rates and the impact of stimulus benefits in the prior period.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the restructured portfolio balance was 40.8% as of January 31, 2023 as compared to 42.0% as of January 31, 2022. The decrease is primarily due to a decrease in the loss rate on restructured accounts.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 14.0% for fiscal year 2023 compared to 11.1% for fiscal year 2022. The increase is primarily related to the impact of stimulus benefits in the prior period.

As of January 31, 2023 and 2022, balances under no-interest programs included within customer receivables were $350.0 million and $380.4 million, respectively. This decrease is due to a decline in the customer accounts receivable portfolio balance.
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
We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations and capital expenditures for at least the next 12 months.
Operating cash flows.  For the year ended January 31, 2023, net cash provided by operating activities was $60.4 million compared to $176.4 million for the year ended January 31, 2022. The decrease in net cash provided by operating activities was primarily driven by lower cash collections compared to the prior year due to a lower average customer accounts receivable portfolio balance, lower customer payment rates, normal fluctuation in accrued expenses as well as a decrease in net income when adjusted for non-cash activity in comparison to the prior year period.
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
Investing cash flows.  For the year ended January 31, 2023, net cash used in investing activities was $73.0 million compared to $44.9 million for the year ended January 31, 2022. The cash used during the year ended January 31, 2023 was primarily for investments in new stores and technology investments, including the acquisition of a lease-to-own technology platform.
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
Financing cash flows.  For the year ended January 31, 2023, net cash provided by financing activities was $33.3 million compared to net cash used in financing activities of $152.2 million for the year ended January 31, 2022 and net cash used in financing activities of $426.8 million for the year ended January 31, 2021.
During the year ended January 31, 2023, we issued the 2022-A Class A, Class B, and Class C VIE asset-backed notes resulting in net proceeds to us of approximately $273.7 million, $129.1 million, and $43.7 million, net of transaction costs, respectively. The proceeds were used to pay down the balance of the Company's Revolving Credit Facility and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $410.0 million during the year ended January 31, 2023 compared to approximately $483.9 million during the year ended January 31, 2022. During the year ended January 31, 2023, net borrowings under our Revolving Credit Facility were $72.0 million compared to net borrowings of $97.0 million during the year ended January 31, 2022.
During the year ended January 31, 2022, we issued 2020-A Class C VIE asset backed notes and 2021-A VIE asset-backed notes resulting in net proceeds to us of approximately $62.5 million and $375.2 million, net of transaction costs, respectively. The proceeds from the asset-backed notes were used to pay down the balance of the Company’s Revolving Credit Facility and for other general corporate purposes. During the year ended January 31, 2022, we retired the remaining $141.2 million aggregate principal amount of our Senior Notes outstanding.
During the year ended January 31, 2021, we issued 2020-A VIE asset-backed notes resulting in net proceeds to us of approximately $238.5 million, net of transaction costs. The proceeds from the 2020-A VIE asset-backed notes were used to pay down the balance of the Company’s Revolving Credit Facility outstanding at the time of issuance and for other general corporate purposes. During the year ended January 31, 2021, we retired $85.8 million aggregate principal amount of our Senior Notes in connection with a tender offer, resulting in a payment on extinguishment of debt of $84.3 million, net of transaction costs paid.
Share Repurchase Program. On December 14, 2021, our Board of Directors approved a stock repurchase program pursuant to which we had the authorization to repurchase up to $150.0 million of our outstanding common stock. The stock repurchase program expired on December 14, 2022. For the year ended January 31, 2023, we settled the repurchase of 3,462,848 shares of our common stock at an average weighted cost per share of $20.70 for an aggregate amount of $71.7 million.

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
The asset-backed notes outstanding as of January 31, 2022 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class B Notes	$66,090	$65,635	$54,597	11/23/2021	5/15/2026	2.87%	3.55%
2021-A Class C Notes	63,890	63,450	63,890	11/23/2021	5/15/2026	4.59%	5.06%
2022-A Class A Notes	275,600	273,731	117,935	7/21/2022	12/15/2026	5.87%	8.50%
2022-A Class B Notes	132,090	129,050	132,090	7/21/2022	12/15/2026	9.52%	10.39%
2022-A Class C Notes	63,090	43,737	63,090	11/30/2022	12/15/2026	0.00%	18.36%
Total	$600,760	$575,603	$431,602
(1)After giving effect to debt issuance costs and discount on debt.
(2)For the year ended January 31, 2023, and inclusive of the impact of changes in timing of actual and expected cash flows.
On July 21, 2022, the Company completed the issuance and sale of approximately $407.7 million in aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of approximately $402.8 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on December 15, 2026 and consist of $275.6 million of 5.87% Asset Backed Fixed Rate Notes, Class A, Series 2022-A (the "Class A Notes"), and approximately $132.1 million of 9.52% Asset Backed Fixed Rate Notes, Class B, Series 2022-A (the "Class B Notes"). Additionally, the Company issued approximately $63.1 million in aggregate principal amount of zero coupon Asset Backed Fixed Rate Notes, Class C, Series 2022-A (the "Class C Notes") which mature on December 15, 2026.
On November 30, 2022, the Company completed the sale of $63.1 million in aggregate principal amount of the Class C Notes which were previously issued and held by the Company. The asset-backed notes are secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $43.7 million, net of debt issuance costs. Net proceeds from the sale were used for general corporate purposes.
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

The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2023, we had immediately available borrowing capacity of $143.8 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.3 million.
On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan Agreement. Under the Amendment, loans under the Revolving Credit Facility bear interest , at our option, at a rate of SOFR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 5.2% for the year ended January 31, 2023.
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
Debt Covenants. The Amendment waived testing of the interest coverage covenants beginning with the third quarter of fiscal year 2023 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2024 (unless earlier terminated pursuant to the terms of the Amendment). After giving effect to the foregoing amendment, as of January 31, 2023, we were in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status as of January 31, 2023 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	1.80:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.02:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$61.4 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.7 million per store (before tenant improvement allowances) depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened 11 new stores during fiscal year 2023, and currently plan to open 11 new stores during fiscal year 2024. Our anticipated capital expenditures for fiscal year 2024 are between $55.0 and $65.0 million, which is primarily related to new store construction, opening new distribution centers for geographic expansion and technology investments.

Cash Flow. We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of January 31, 2023, beyond cash generated from operations we had (i) immediately available borrowing capacity of $143.8 million under our Revolving Credit Facility and (ii) $19.5 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2023:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments:
Revolving Credit Facility (1)	$254,031	$15,300	$238,731	$—	$—
2021-A Class B Notes (2)	59,749	1,567	3,134	55,048	—
2021-A Class C Notes (2)	73,532	2,933	5,865	64,734	—
2022-A Class A Notes (2)	144,753	6,923	13,845	123,985	—
2022-A Class B Notes (2)	180,805	12,575	25,150	143,080	—
2022-A Class C Notes (2)	63,090	—	—	63,090	—
Financing lease obligations	6,698	1,288	1,911	840	2,659
Operating leases:
Real estate	608,416	98,112	177,835	139,602	192,867
Equipment	35	13	22	—	—
Contractual commitments (3)	88,567	83,224	5,343	—	—
Total	$1,479,676	$221,935	$471,836	$590,379	$195,526
(1)Estimated interest payments are based on the outstanding balance as of January 31, 2023 and the interest rate in effect at that time.
(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments primarily include commitments to purchase inventory of $69.6 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. As of January 31, 2023, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of January 31, 2023 and a summarized Statement of Operations on a consolidated basis for the twelve months ended January 31, 2023. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of January 31, 2023 and for the twelve months ended January 31, 2023:

January 31,
(in thousands)	2023
Assets
Cash, cash equivalents and restricted cash	$21,644
Customer accounts receivable, net of allowances	169,994
Inventories	240,783
Net due from non-guarantor subsidiary	4,654
Other current assets	108,260
Total current assets	545,335
Long-term portion of customer accounts receivable, net of allowances	207,479
Property and equipment, net	218,956
Right of use assets, net	262,104
Other assets	15,004
Total assets	$1,248,878

Liabilities
Current portion of debt	$937
Lease liability operating - current	53,208
Other liabilities	164,482
Total current liabilities	218,627
Lease liability operating - non current	331,109
Long-term debt	225,289
Other long-term liabilities	22,343
Total liabilities	$797,368

(in thousands)	Year Ended January 31, 2023
Revenues:
Net sales and finances charges	$1,220,867
Servicing fee revenue from non-guarantor subsidiary	43,211
Total revenues	1,264,078
Total costs and expenses	1,322,784
Net (loss)	$(58,706)

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
As of January 31, 2023 and 2022, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $150.6 million and $165.0 million, respectively. As of January 31, 2023 and 2022, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $33.6 million and $44.0 million, respectively. A 100 basis point increase in our estimated gross charge-off rate would increase our allowance for doubtful accounts on our customer accounts receivable by $6.3 million based on the balance outstanding at January 31, 2023.
Interest income on customer accounts receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2023 and 2022, there were $8.1 million and $8.6 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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

We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. At January 31, 2023 and 2022, the carrying value of customer accounts receivable in non-accrual status was $7.9 million and $5.9 million. At January 31, 2023 and 2022, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $92.2 million and $84.1 million, respectively. At January 31, 2023 and 2022, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $7.1 million and $5.5 million, respectively, were included within the customer receivables balance carried in non-accrual status.
Inventories.  Inventories consist of merchandise purchased for resale and service parts and are recorded at the lower of cost or net realizable value. The carrying value of the inventory is reduced to its net realizable value for any product lines with excess of carrying amount, typically weighted-average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value is estimated based on assumptions regarding inventory aging and historical product sales. A 10% difference in our actual inventory reserve at January 31, 2023, would have affected our cost of goods sold by $0.4 million.
Impairment of Long-Lived Assets.  Long-lived assets are evaluated for impairment, primarily at the asset group level. The asset group is defined as stores and cross-docks within a distribution center’s service area. We monitor asset group performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of an asset group's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. For the years ended January 31, 2023, 2022 and 2021 there were no impairments.
Vendor allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2023, 2022 and 2021, we recorded $129.0 million, $118.1 million and $122.7 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
During the year ended January 31, 2023, we concluded that, based on our evaluation of available objective positive and negative evidence, it is no longer more likely than not that our net U.S. federal and state deferred tax assets are recoverable. Accordingly, we recorded a charge of $6.6 million in the fourth quarter of the year ended January 31, 2023 as a reserve against our net U.S. federal and state deferred tax assets. As of January 31, 2023, the total valuation allowance relative to U.S. federal and state deferred tax assets was $6.6 million. A valuation allowance was not recorded as of January 31, 2022.
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
On November 21, 2022, we entered into the Amendment to the Fifth Amended and Restated Loan Agreement. Under the Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of SOFR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. Accordingly, changes in our total leverage ratio and SOFR or the alternate base rate will affect the interest rate on, and therefore our costs under the Revolving Credit Facility. As of January 31, 2023, the balance outstanding under our Revolving Credit Facility was $221.0 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $2.2 million over a 12-month period, based on the outstanding balance as of January 31, 2023.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Conn’s, Inc. and subsidiaries (the “Company”) as of January 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 29, 2023 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses

Description of the Matter
At January 31, 2023 the Company’s balance of customer accounts receivable was $1.03 billion and the related allowance for credit losses was $164.2 million. As discussed in Note 1 to the consolidated financial statements, the Company recognizes an allowance for expected credit losses over the life of customer accounts receivable. Management measures expected losses on a pool basis where similar risk characteristics exist using historical charge-off experience to estimate an allowance. In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries as well as forward-looking macro-economic forecasts are also considered. To the extent that situations and trends arise which are not captured in management’s model, management will layer on additional qualitative adjustments.
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
Houston, Texas
March 29, 2023

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	January 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,534	$7,707
Restricted cash (includes VIE balances of $38,727 and $29,872, respectively)	40,837	31,930
Customer accounts receivable, net of allowance (includes VIE balances of $251,689 and $212,259, respectively)	421,683	455,787
Other accounts receivable	56,887	63,055
Inventories	240,783	246,826
Income taxes receivable	38,436	6,745
Prepaid expenses and other current assets	12,937	8,756
Total current assets	831,097	820,806
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $181,575 and $167,905, respectively)	389,054	432,431
Property and equipment, net	218,956	192,763
Operating lease right-of-use assets	262,104	256,267
Other assets	15,004	52,199
Total assets	$1,716,215	$1,754,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$937	$889
Accounts payable	71,685	74,705
Accrued compensation and related expenses	13,285	36,677
Accrued expenses	69,334	73,035
Operating lease liability - current	53,208	54,534
Income taxes payable	2,869	3,007
Deferred revenues and other credits	11,043	15,569
Total current liabilities	222,361	258,416
Operating lease liability - non current	331,109	330,439
Long-term debt and finance lease obligations (includes VIE balances of $410,790 and $367,925 respectively)	636,079	522,149
Deferred tax liability	2,041	7,351
Other long-term liabilities	22,215	21,292
Total liabilities	1,213,805	1,139,647
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock (0.01 par value, 100,000,000 shares authorized; 33,378,998 and 33,015,053 shares issued, respectively)	334	330
Treasury stock (at cost; 9,404,920 shares and 6,088,920 shares, respectively)	(193,370)	(125,145)
Additional paid-in capital	155,523	140,419
Retained earnings	539,923	599,215
Total stockholders’ equity	502,410	614,819
Total liabilities and stockholders’ equity	$1,716,215	$1,754,466
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended January 31,
	2023	2022	2021
Revenues:
Product sales	$986,600	$1,205,545	$973,031
Repair service agreement commissions	80,446	89,101	78,838
Service revenues	9,544	10,743	12,442
Total net sales	1,076,590	1,305,389	1,064,311
Finance charges and other revenues	265,937	284,642	321,714
Total revenues	1,342,527	1,590,031	1,386,025
Costs and expenses:
Cost of goods sold	710,234	825,987	668,315
Selling, general and administrative expense	526,212	544,490	478,767
Provision for bad debts	121,193	48,184	202,003
Charges and credits	14,360	2,677	6,326
Total costs and expenses	1,371,999	1,421,338	1,355,411
Operating (loss) income	(29,472)	168,693	30,614
Interest expense	36,891	25,758	50,381
Loss (gain) on extinguishment of debt	—	1,218	(440)
Income (loss) before income taxes	(66,363)	141,717	(19,327)
(Benefit) provision for income taxes	(7,071)	33,512	(16,190)
Net (loss) income	$(59,292)	$108,205	$(3,137)
Earnings (loss) per share:
Basic	$(2.46)	$3.70	$(0.11)
Diluted	$(2.46)	$3.61	$(0.11)
Weighted average common shares outstanding:
Basic	24,117,265	29,267,691	29,060,512
Diluted	24,117,265	30,001,490	29,060,512
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for number of shares)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance January 31, 2020	32,125,055	$321	$122,513	$570,636	(3,485,441)	$(66,290)	$627,180
Adoption of ASU 2016-13	—	—	—	(76,489)	—	—	(76,489)
Exercise of options and vesting of restricted stock, net of withholding tax	445,895	5	(1,687)	—	—	—	(1,682)
Issuance of common stock under Employee Stock Purchase Plan	140,673	1	697	—	—	—	698
Stock-based compensation	—	—	10,585	—	—	—	10,585
Net loss	—	—	—	(3,137)	—	—	(3,137)
Balance January 31, 2021	32,711,623	$327	$132,108	$491,010	(3,485,441)	$(66,290)	$557,155
Exercise of options and vesting of restricted stock, net of withholding tax	252,168	2	(1,412)	—	—	—	(1,410)
Issuance of common stock under Employee Stock Purchase Plan	51,262	1	808	—	—	—	809
Stock-based compensation	—	—	8,915	—	—	—	8,915
Common stock repurchase	—	—	—	—	(2,603,479)	(58,855)	(58,855)
Net income	—	—	—	108,205	—	—	108,205
Balance January 31, 2022	33,015,053	$330	$140,419	$599,215	(6,088,920)	$(125,145)	$614,819
Exercise of options and vesting of restricted stock, net of withholding tax	257,688	3	(2,381)	—	—	—	(2,378)
Issuance of common stock under Employee Stock Purchase Plan	106,257	1	777	—	—	—	778
Stock-based compensation	—	—	16,708	—	—	—	16,708
Common stock repurchase	—	—	—	—	(3,316,000)	(68,225)	(68,225)
Net loss	—	—	—	(59,292)	—	—	(59,292)
Balance January 31, 2023	33,378,998	$334	$155,523	$539,923	(9,404,920)	$(193,370)	$502,410
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(59,292)	$108,205	$(3,137)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	46,276	45,450	41,068
Change in right-of-use asset	39,860	35,186	29,956
Amortization of debt issuance costs	8,980	5,485	8,527
Provision for bad debts and uncollectible interest	168,842	84,286	265,929
Stock-based compensation expense	10,972	8,915	9,330
Charges, net of credits	14,360	2,677	6,326
Deferred income taxes	(5,309)	16,799	31,323
Loss (gain) on early termination of debt	—	1,218	(440)
Loss from disposal of property and equipment	859	258	497
Tenant improvement allowances received from landlords	11,560	14,143	21,224
Change in operating assets and liabilities:
Customer accounts receivable	(90,465)	(62,543)	63,871
Other accounts receivables	5,273	(1,818)	6,595
Inventories	6,043	(50,363)	23,293
Other assets	(4,317)	1,081	393
Accounts payable	(3,020)	5,338	17,507
Accrued expenses	(35,905)	19,325	15,905
Operating leases	(56,430)	(53,435)	(40,384)
Income taxes	6,788	(4,687)	(35,270)
Deferred revenues and other credits	(4,627)	882	(398)
Net cash provided by operating activities	60,448	176,402	462,115
Cash flows from investing activities:
Purchases of property and equipment	(72,966)	(44,859)	(55,927)
Net cash used in investing activities	(72,966)	(44,859)	(55,927)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	451,853	440,710	240,100
Payments on asset-backed notes	(409,973)	(483,904)	(599,144)
Borrowings under revolving credit facility	1,070,795	1,530,376	1,355,362
Payments on revolving credit facility	(998,795)	(1,433,376)	(1,332,462)
Payments on warehouse facility	—	—	—
Payment for share repurchases	(71,696)	(55,384)	—
Payment of debt issuance costs and amendment fees	(6,413)	(7,658)	(4,753)
Proceeds from stock issued under employee stock purchase plan	777	809	698
Tax payments associated with equity-based compensation transactions	(2,378)	(1,410)	(1,682)
Payment for extinguishment of debt	—	(141,279)	(84,324)
Other	(918)	(1,050)	(578)
Net cash provided by (used in) financing activities	33,252	(152,166)	(426,783)
Net change in cash, cash equivalents and restricted cash	20,734	(20,623)	(20,595)
Cash, cash equivalents and restricted cash, beginning of period	39,637	60,260	80,855
Cash, cash equivalents and restricted cash, end of period	$60,371	$39,637	$60,260
(continued on next page)

	Year Ended January 31,
	2023	2022	2021
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$65,397	$34,847	$72,741
Right-of-use assets obtained in exchange for new financing lease liabilities	$1	$1,160	$1,653
Property and equipment purchases not yet paid	$17,258	$9,059	$7,890
Supplemental cash flow data:
Cash interest paid	$26,001	$18,252	$41,059
Cash income taxes paid (refunded), net	$(8,508)	$21,525	$(11,586)
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
Cash and Cash Equivalents. As of January 31, 2023 and 2022, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $5.2 million and $5.2 million as of January 31, 2023 and 2022, respectively.
Restricted Cash. The restricted cash balance as of January 31, 2023 and 2022 includes $33.6 million and $25.7 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $5.2 million and $4.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest Income on Customer Accounts Receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2023 and 2022, there were $8.1 million and $8.6 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the balance of the loan. At January 31, 2023 and 2022, the carrying value of customer accounts receivable in non-accrual status was $7.9 million and $5.9 million, respectively. At January 31, 2023 and 2022, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $92.2 million and $84.1 million, respectively. At January 31, 2023 and January 31, 2022, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $7.1 million and $5.5 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2023, 2022 and 2021, we recorded $129.0 million, $118.1 million and $122.7 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Internal-Use Software Costs. Costs related to software developed or obtained for internal use and cloud-based computing arrangements are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. Costs incurred during the post implementation stage are expensed as incurred. Once placed into service, capitalized costs are amortized over periods of up to 10 years. For the year ended January 31, 2023, we incurred a $7.3 million loss from the write-off of previously capitalized costs related to a change in the e-commerce platform. No software costs were written-off in the years ended January 31, 2022 and 2021. Refer to Note 4, Charges and Credits, for additional information.
Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the asset group level. The asset group is defined as stores and cross-docks within a distribution center’s service area. We monitor asset group performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of an asset group's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. For the years ended January 31, 2023, 2022 and 2021, there were no impairments.
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
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt.  All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 6, Debt and Financing Lease Obligations, are included in other assets on our Consolidated Balance Sheet and were $5.4 million and $5.1 million as of January 31, 2023 and 2022, respectively.

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
Deferred Revenue.  Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the twelve months ended January 31, 2023, we recognized $6.9 million of revenue for customer deposits deferred as of the beginning of the period compared to $4.7 million recognized during the twelve months ended January 31, 2022. During the twelve months ended January 31, 2023, we recognized $3.1 million of revenue for RSA administrative fees deferred as of the beginning of the period compared to $3.2 million recognized during the twelve months ended January 31, 2022.
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
Advertising Costs. Advertising costs are expensed as incurred. For fiscal years 2023, 2022 and 2021, advertising expense was $86.7 million, $90.4 million and $72.5 million, respectively.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended January 31, 2023, we concluded that, based on our evaluation of available objective positive and negative evidence, it is no longer more likely than not that our net U.S. federal and state deferred tax assets are recoverable. Accordingly, we recorded a charge of $6.6 million in the fourth quarter of the year ended January 31, 2023 as a reserve against our net U.S. federal and state deferred tax assets. As of January 31, 2023, the total valuation allowance relative to U.S. federal and state deferred tax assets was $6.6 million. A valuation allowance was not recorded as of January 31, 2022.
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

	Year Ended January 31,
	2023	2022	2021
Weighted-average common shares outstanding - Basic	24,117,265	29,267,691	29,060,512
Dilutive effect of stock options, RSUs and PSUs	—	733,799	—
Weighted-average common shares outstanding - Diluted	24,117,265	30,001,490	29,060,512
For the years ended January 31, 2023, 2022 and 2021, the weighted-average number of stock options, RSUs, and PSUs not included in the calculation due to their anti-dilutive effect, was 1,446,168, 704,582 and 1,097,996, respectively.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short nature of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At January 31, 2023, the fair value of the asset-backed notes was $414.2 million, compared to the carrying value of $431.6 million, which was determined using Level 2 inputs based on inactive trading activity.
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
Changes due to Securities and Exchange Commission Modernization Regulation S-K Items 101, 103, and 105
On August 26, 2020, the Securities and Exchange Commission ("SEC") adopted amendments to modernize the description of business, legal proceedings and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. These amendments are intended to eliminate duplicative disclosures and modernize and enhance Management's Discussion & Analysis of Financial Condition and Results of Operations disclosures. Previously, more explicit disclosures were required whereas now management is able to take a principles-based approach in disclosing certain material information. The amendments became effective February 10, 2021.
Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, an update that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope, to clarify the scope of the guidance and reduce potential diversity in practice. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These accounting standard updates were effective upon issuance, with adoption permitted through December 31, 2022. On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan and Security Agreement, dated as of March 29, 2021, which changed the benchmark rate under the Agreement from LIBOR to SOFR. As such, we do not expect the adoption to have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Yet To Be Adopted.
Financial Instruments - Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, an update that eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in ASC 310-40 while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, with an option to apply a modified retrospective transition approach for the recognition and measurement of TDRs. We expect to adopt ASU 2022-02 during the first quarter of fiscal year 2024. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements but will require additional disclosures related to our customer accounts receivable portfolio.
No other new accounting pronouncements issued or effective as of January 31, 2023 have had or are expected to have a material impact on our consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.     Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	January 31, 2023	January 31, 2022
Customer accounts receivable (1)	$1,025,364	$1,130,395
Deferred fees and origination costs, net	(11,699)	(13,503)
Allowance for no-interest option credit programs	(18,753)	(19,654)
Allowance for uncollectible interest and fees	(20,007)	(15,124)
Carrying value of customer accounts receivable	974,905	1,082,114
Allowance for credit losses (2)	(164,168)	(193,896)
Carrying value of customer accounts receivable, net of allowance for bad debts	810,737	888,218
Short-term portion of customer accounts receivable, net	(421,683)	(455,787)
Long-term customer accounts receivable, net	$389,054	$432,431

	Carrying Value
(in thousands)	January 31, 2023	January 31, 2022
Customer accounts receivable 60+ days past due (3)	$124,204	$112,858
Re-aged customer accounts receivable (4)	160,869	181,996
Restructured customer accounts receivable (5)	76,753	99,557
(1)As of January 31, 2023 and 2022, the customer accounts receivable balance included $27.5 million and $22.3 million, respectively, in interest and fees receivable. Net of the allowance for uncollectible interest and fees, the outstanding receivable as of January 31, 2023 and 2022 was $7.5 million and $7.2 million, respectively.
(2)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of January 31, 2023 and 2022. Our forecast utilized multiple economic projections from a major rating service.
(3)As of January 31, 2023 and 2022, the carrying value of customer accounts receivable past due one day or greater was $290.4 million and $299.0 million, respectively. These amounts include the 60+ days past due balances shown above.
(4)The re-aged carrying value as of January 31, 2023 and 2022 includes $48.2 million and $48.6 million, respectively, in carrying value that are both 60+ days past due and re-aged.
(5)The restructured carrying value as of January 31, 2023 and 2022 includes $21.8 million and $29.0 million, respectively, in carrying value that are both 60+ days past due and restructured.
The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	January 31, 2023	January 31, 2022
Customer accounts receivable - current	$517,611	$564,825
Allowance for credit losses for customer accounts receivable - current	(95,928)	(109,038)
Customer accounts receivable, net of allowances	421,683	455,787
Customer accounts receivable - non current	477,301	532,413
Allowance for credit losses for customer accounts receivable - non current	(88,247)	(99,982)
Long-term portion of customer accounts receivable, net of allowances	389,054	432,431
Total customer accounts receivable, net	$810,737	$888,218

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents the activity in our allowance for credit losses and uncollectible interest for customer accounts receivable:

	January 31, 2023
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$165,044	$43,976	$209,020
Provision (1)	132,150	35,797	167,947
Principal charge-offs (2)	(142,442)	(44,863)	(187,305)
Interest charge-offs	(33,959)	(10,695)	(44,654)
Recoveries (2)	29,786	9,381	39,167
Allowance at end of period	$150,579	$33,596	$184,175
Average total customer portfolio balance	$968,085	$87,515	$1,055,600

	January 31, 2022
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$219,739	$78,298	$298,037
Impact of adoption ASC 326	—	—	—
Provision (1)	52,872	30,936	83,808
Principal charge-offs (2)	(105,889)	(64,239)	(170,128)
Interest charge-offs	(28,972)	(17,576)	(46,548)
Recoveries (2)	27,294	16,557	43,851
Allowance at end of period	$165,044	$43,976	$209,020
Average total customer portfolio balance	$995,373	$140,618	$1,135,991

	January 31, 2021
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$145,680	$88,124	$233,804
Impact of adoption ASC 326	95,136	3,526	$98,662
Provision (3)	185,210	80,276	265,486
Principal charge-offs (2)	(178,777)	(81,142)	(259,919)
Interest charge-offs	(50,060)	(22,721)	(72,781)
Recoveries (2)	22,550	10,235	32,785
Allowance at end of period	$219,739	$78,298	$298,037
Average total customer portfolio balance	$1,184,174	$211,254	$1,395,428
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We manage our Customer Accounts Receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by calendar year of origination as of January 31, 2023:

(dollars in thousands)
Delinquency Bucket	2023	2022	2021	2020	Prior	Total	% of Total
Current	$46,796	$418,015	$174,282	$39,594	$5,860	$684,547	70.2%
1-30	—	63,451	45,521	13,012	4,154	126,138	13.0%
31-60	—	18,665	15,143	4,280	1,928	40,016	4.1%
61-90	—	13,853	12,798	3,366	1,586	31,603	3.2%
91+	—	34,708	40,552	11,600	5,741	92,601	9.5%
Total	$46,796	$548,692	$288,296	$71,852	$19,269	$974,905	100.0%

3.     Property and Equipment
Property and equipment consist of the following:

	Estimated	January 31,
(dollars in thousands)	Useful Lives	2023	2022
Land	—	$1,644	$1,644
Buildings	30 years	4,176	4,121
Leasehold improvements	5 to 15 years	365,312	331,776
Equipment and fixtures	3 to 5 years	122,456	104,623
Finance leases	3 to 20 years	9,481	9,480
Construction in progress	—	46,390	31,764
		549,459	483,408
Less accumulated depreciation		(330,503)	(290,645)
		$218,956	$192,763
Depreciation expense was approximately $46.3 million, $45.5 million and $41.1 million for the years ended January 31, 2023, 2022 and 2021, respectively. Construction in progress is comprised primarily of the construction of leasehold improvements related to unopened retail stores and internal-use software under development. Finance lease assets primarily include retail locations.
4.    Charges and Credits
Charges and credits consisted of the following:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Store lease termination and closure costs	$(896)	$—	$—
Legal and professional fees, securities-related litigation, a legal judgment and other legal matters	—	—	3,589
Employee severance	8,006	—	2,737
Excess import freight costs	—	2,677	—
Asset disposal	7,250	—	—
	$14,360	$2,677	$6,326
During the year ended January 31, 2023, we recognized $8.0 million in severance costs related to a change in the executive management team. In addition, we recognized a $0.9 million gain related to the termination of a lease for a single store location net of store closure costs. Furthermore, we recognized $7.3 million in write-offs of previously capitalized costs related to a change in the eCommerce platform. During the year ended January 31, 2022, we recognized $2.7 million of non-recurring domestic transportation costs incurred due to unprecedented congestion in U.S. ports. During the year ended January 31, 2021,

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
we recognized $3.6 million in professional fees associated with non-recurring expenses. In addition, we recognized $2.7 million in severance costs related to a change in the executive management team.
5.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Interest income and fees	$244,137	$259,422	$303,209
Insurance income	20,681	24,270	17,689
Other revenues	1,119	950	816
Total finance charges and other revenues	$265,937	$284,642	$321,714
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
For the years ended January 31, 2023, 2022 and 2021, interest income and fees reflected provisions for uncollectible interest of $43.8 million, $36.1 million and $63.9 million, respectively. The amount included in interest income and fees related to TDR accounts for the years ended January 31, 2023, 2022 and 2021 is $15.3 million, $24.9 million and $37.5 million, respectively.
6.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

	January 31,
(in thousands)	2023	2022
Revolving Credit Facility	$221,000	$149,000
2020-A VIE Asset-backed Class A Notes	—	9,184
2020-A VIE Asset-backed Class B Notes	—	18,342
2020-A VIE Asset-backed Class C Notes	—	17,695
2021-A VIE Asset-backed Class A Notes	—	195,595
2021-A VIE Asset-backed Class B Notes	54,597	66,090
2021-A VIE Asset-backed Class C Notes	63,890	63,890
2022-A VIE Asset-backed Class A Notes	117,935	—
2022-A VIE Asset-backed Class B Notes	132,090	—
2022-A VIE Asset-backed Class C Notes	63,090	—
Financing lease obligations	5,226	6,115
Total debt and financing lease obligations	657,828	525,911
Less:
Deferred debt issuance costs and discount on debt	(20,812)	(2,873)
Current finance lease obligations	(937)	(889)
Long-term debt and financing lease obligations	$636,079	$522,149

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future maturities of debt, excluding financing lease obligations, as of January 31, 2023 are as follows:

(in thousands)
Year Ended January 31,
2024	$—
2025	—
2026	221,000
2027	431,602
2028	—
Total	$652,602
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
The asset-backed notes outstanding as of January 31, 2023 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class B Notes	$66,090	$65,635	$54,597	11/23/2021	5/15/2026	2.87%	3.55%
2021-A Class C Notes	63,890	63,450	63,890	11/23/2021	5/15/2026	4.59%	5.06%
2022-A Class A Notes	275,600	273,731	117,935	7/21/2022	12/15/2026	5.87%	8.50%
2022-A Class B Notes	132,090	129,050	132,090	7/21/2022	12/15/2026	9.52%	10.39%
2022-A Class C Notes	63,090	43,737	63,090	11/30/2022	12/15/2026	0.00%	18.36%
Total	$600,760	$575,603	$431,602
(1)After giving effect to debt issuance costs and discount on debt.
(2)For the year ended January 31, 2023, and inclusive of the impact of changes in timing of actual and expected cash flows.
On July 21, 2022, the Company completed the issuance and sale of approximately $407.7 million in aggregate principal amount of asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of approximately $402.8 million, net of debt issuance costs. Net proceeds from the offering were used to repay indebtedness under the Company’s Revolving Credit Facility, as defined below, and for other general corporate purposes. The asset-backed notes mature on December 15, 2026 and consist of $275.6 million of 5.87% Asset Backed Fixed Rate Notes, Class A, Series 2022-A (the "Class A Notes"), and approximately $132.1 million of 9.52% Asset Backed Fixed Rate Notes, Class B, Series 2022-A (the "Class B Notes"). Additionally, the Company issued approximately $63.1 million in aggregate principal amount of zero coupon Asset Backed Fixed Rate Notes, Class C, Series 2022-A (the "Class C Notes") which mature on December 15, 2026.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On November 30, 2022, the Company completed the sale of $63.1 million in aggregate principal amount of the Class C Notes which were previously issued and held by the Company. The asset-backed notes are secured by the transferred customer accounts receivables and restricted cash held by a consolidated VIE, which resulted in net proceeds to us of $43.7 million, net of debt issuance costs. Net proceeds from the sale were used for general corporate purposes.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2023, we had immediately available borrowing capacity of $143.8 million under our Revolving Credit Facility, net of standby letters of credit issued of $22.3 million.
On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan Agreement. Under the Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of SOFR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 5.2% for the year ended January 31, 2023.
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
Debt Covenants. The Amendment waived testing of the interest coverage covenants beginning with the third quarter of fiscal year 2023 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2024 (unless earlier terminated pursuant to the terms of the Amendment). After giving effect to the foregoing amendment, as of January 31, 2023, we were in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status as of January 31, 2023 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	1.80:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.02:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$61.4 million	$100.0 million

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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.     Income Taxes
Deferred tax assets and liabilities consisted of the following:

	January 31,
(in thousands)	2023	2022
Deferred tax assets:
Deferred revenue	$579	$549
Employment tax	—	831
Indirect tax reserve	3,393	3,063
Inventories	2,354	2,656
Lease liability	70,869	72,252
Stock-based compensation	4,009	3,235
Net operating loss carryforwards	11,122	1,489
Other	3,030	2,364
Total deferred tax assets	95,356	86,439
Valuation allowance	(6,584)	—
Total deferred tax assets, net of allowance	88,772	86,439

Deferred tax liabilities:
Allowance for doubtful accounts	(13,217)	(9,808)
Right-of-use asset	(58,895)	(57,583)
Vendor prepayments	(1,961)	(1,320)
Sales tax receivable	(3,718)	(4,664)
Property and equipment	(12,985)	(20,401)
Other	(37)	(14)
Total deferred tax liabilities	(90,813)	(93,790)
Net deferred tax asset (liability)	$(2,041)	$(7,351)

As of January 31, 2023, the Company had tax-effected federal and state net operating loss carryforwards of $11.1 million. Our federal net operating loss may be carried forward indefinitely, while our state net operating loss carryforwards begin to expire starting with fiscal year 2030.
In assessing the recoverability of its deferred tax assets, the Company evaluates the available objective positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset in excess of the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. A valuation allowance is a non-cash charge and does not limit the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts, against future taxable income.
The Company assessed all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. On the basis of this evaluation, as of January 31, 2023, a valuation allowance of $6.6 million was recorded against the Company's net federal and state deferred tax assets as it is not more likely than not that these assets would be realized. A valuation allowance was not recorded as of January 31, 2022.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Provision (benefit) for income taxes consisted of the following:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Current:
Federal	$(2,607)	$13,428	$(47,829)
State	845	3,285	316
Total current	(1,762)	16,713	(47,513)
Deferred:
Federal	(5,974)	14,726	31,083
State	665	2,073	240
Total deferred	(5,309)	16,799	31,323
Provision (benefit) for income taxes	$(7,071)	$33,512	$(16,190)
A reconciliation of the provision (benefit) for income taxes at the U.S. federal statutory tax rate and the total tax provision for each of the periods presented in the statements of operations follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Income tax (benefit) provision at U.S. federal statutory rate	$(13,936)	$29,761	$(4,059)
State income taxes, net of federal benefit	396	3,782	843
Tax Act and other deferred tax adjustments	—	—	(15,009)
Provision to return adjustments	(1,401)	—	—
Employee benefits	2,193	419	1,350
Change in valuation allowance	6,584	—	—
Other	(907)	(450)	685
Provision (benefit) for income taxes	$(7,071)	$33,512	$(16,190)
A benefit of $14.9 million was recognized as of January 31, 2021 as a result of net operating loss provisions within the CARES Act (the “Tax Act”) that provide for a five-year carryback of losses.
Federal tax returns for fiscal years subsequent to January 31, 2019, remain subject to examination. Generally, state tax returns for fiscal years subsequent to January 31, 2019 remain subject to examination.
Changes in the balance of unrecognized tax benefits, excluding interest and penalties on uncertain tax positions, were as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Balance at February 1	$(9,323)	$(9,853)	$(11,384)
Decreases related to prior year tax positions	—	982	1,531
Increase related to current year tax positions	(1,319)	(452)	—
Balance at January 31	$(10,642)	$(9,323)	$(9,853)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of January 31, 2023, 2022 and 2021 there are $4.6 million, $4.6 million, and $5.3 million, respectively of unrecognized tax benefits that, if recognized, would favorably affect the Company’s annual effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended January 31, 2023, the Company recognized a net benefit of $0.3 million related to interest and penalties. For the years ended January 31, 2022 and 2021, the Company recognized a net provision related to interest and penalties of approximately $0.6 million and $1.0 million, respectively.
It is reasonably possible that the Company may recognize a tax benefit of approximately $4.6 million within the next 12 months regarding the deductibility of a portion of its credit portfolio due to the lapse of the applicable statute of limitations. That recognition would result in a decrease of the Company's unrecognized tax benefit of $4.6 million.
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
Supplemental lease information is summarized below:

		January 31,
(in thousands)	Balance sheet classification	2023	2022
Assets
Operating lease assets	Operating lease right-of-use assets	$262,104	$256,267
Finance lease assets	Property and equipment, net	4,900	5,851
Total leased assets		$267,004	$262,118
Liabilities
Operating (1)	Operating lease liability - current	$66,204	$59,710
Finance	Current finance lease obligations	937	889
Operating	Operating lease liability - non current	331,109	330,439
Finance	Long-term debt and finance lease obligations	4,289	5,226
Total lease liabilities		$402,539	$396,264
(1)Represents the gross operating lease liability before tenant improvement allowances. As of January 31, 2023 and 2022, we had $13.0 million and $5.2 million of tenant improvement allowances to be remitted by the landlord.

Lease Cost		Year Ended January 31,
(in thousands)	Income statement classification	2023	2022
Operating lease costs (1)	Selling, general and administrative expense	$69,135	$65,841
Total operating lease cost		$69,135	$65,841
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease ROU Assets are regularly reviewed for impairment under the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall. No impairment was recognized for the year ended January 31, 2023, 2022 and 2021.
Additional details regarding the Company’s leasing activities as a lessee are presented below:

Other Information	Year Ended January 31,
(dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$87,304	$83,675
Weighted-average remaining lease term (in years)
Finance leases	8.4	8.7
Operating leases	6.5	6.7
Weighted-average discount rate
Finance leases	5.1%	5.0%
Operating leases	7.3%	7.3%

For the years ended January 31, 2023, 2022 and 2021, total rent expense was $69.8 million, $65.8 million and $65.1 million, respectively.

The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2023:

(in thousands)	Operating Leases	Finance Leases	Total
Year ending January 31,
2024	$93,077	$1,288	$94,365
2025	84,810	1,103	85,913
2026	73,279	808	74,087
2027	63,260	560	63,820
2028	55,749	280	56,029
Thereafter	130,897	2,659	133,556
Total undiscounted cash flows	501,072	6,698	507,770
Less: Interest	103,759	1,472	105,231
Total lease liabilities	$397,313	$5,226	$402,539
9.     Stock-Based Compensation
On May 28, 2020, our stockholders approved the Conn’s, Inc. 2020 Omnibus Incentive Plan (“2020 Plan”). Upon the effectiveness of the 2020 Plan, no further awards were, or may in the future, be granted under any of our prior plans, which include the 2016 Omnibus Incentive Plan (“2016 Plan”), 2011 Non-Employee Director Restricted Stock Plan (“2011 Director Plan”) and the 2003 Non-Employee Director Stock Option Plan (“2003 Director Plan”). The 2020 plan provides for the issuance of 1,800,000 shares of Company common stock plus such number of shares as were, and may become, available under our prior plans. As such, shares subject to an award under the 2020 Plan, the 2016 Plan, the 2011 Plan, the 2011 Director Plan, the 2003 Director Plan or our Amended and Restated 2003 Incentive Stock Option Plan (“2003 Plan”) that lapse, expire, are forfeited or terminated, or are settled in cash will again become available for future grant under the 2020 Plan. During fiscal year 2023, a total of 261,935 shares were transferred to the 2020 Plan which all derived from the 2016 Omnibus Incentive Plan. During fiscal year 2022, a total of 88,053 shares were transferred to the 2020 Plan which all derived from the 2016 Omnibus Incentive Plan.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of January 31, 2023, shares authorized for future issuance were: 1,028,526 under the 2020 Plan.
Stock-Based Compensation Expense. Total stock-based compensation expense, recognized primarily in SG&A, from stock-based compensation consisted of the following:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Stock options	$208	$1,608	$3,908
RSUs and PSUs	10,392	7,038	5,058
Employee stock purchase plan	372	269	364
Accelerated RSU expense charged to severance	5,736	—	1,255
Total stock-based compensation expense	$16,708	$8,915	$10,585
During the years ended January 31, 2023, 2022, and 2021, we recognized tax benefits related to stock-based compensation of $2.5 million, $1.8 million and $2.3 million, respectively.  As of January 31, 2023, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $11.9 million and is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of RSUs, PSUs and stock options vested during fiscal years 2023, 2022 and 2021 was $13.6 million, $14.0 million and $5.1 million, respectively, based on the market price at the vesting date.
Stock Options.
The following table summarizes the activity for outstanding stock options:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding, January 31, 2022	720,166	$30.49
Granted	—	$—
Exercised	—	$—
Forfeited and expired	(120,166)	$32.35
Outstanding, January 31, 2023	600,000	$30.12	5.0
Vested and expected to vest, January 31, 2023	600,000	$30.12	5.0
Exercisable, January 31, 2023	600,000	$30.12	5.0
No stock options were exercised during the years ended January 31, 2023, 2022 and 2021. The aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable at January 31, 2023 was approximately $0.0 million. The total fair value of common stock options vested during fiscal years 2023, 2022 and 2021 was $6.3 million, $7.5 million and $0.3 million, respectively, based on the market price at the vesting date.
Restricted Stock Units. The restricted stock unit program consists of a combination of PSUs and RSUs. RSUs vest on a straight-line basis over their term, which is generally three years to four years.
As of January 31, 2022 there are three PSU awards outstanding. Under each PSU award, the number of PSUs issued is dependent upon attainment of an annualized Total Shareholder Return (“TSR”) target for the period identified in the award, which is three fiscal years. In the event TSR exceeds the respective defined target, shares will be awarded in excess of the target amount. For the first award, this is up to a maximum of 150% of the target award, and for the second and third awards, this is up to 200% of the target award. In the event TSR falls below the respective predefined target, a reduced number of shares will be awarded. If TSR falls below the respective threshold level, no shares will be awarded. PSUs vest on predetermined schedules, which occur over three years.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For grants of PSUs, the fair value is the market value of our stock at the date of issuance adjusted for the market condition using a Monte Carlo model. No dividend yield was included in the weighted average assumptions for the PSUs granted during fiscal years 2023 or 2022. The weighted average fair value per grant issued is $30.39 and $25.23 for fiscal years 2023 and 2022, respectively. The weighted-average assumptions used in the Monte Carlo valuations are as follows:

	Year Ended January 31,
	2023	2022
Expected stock price volatility	78.0%-80.0%	83.0%-87.0%
Risk-free interest rate	1.39%-2.58%	0.17%-0.67%
Expected life (in years)	2.8 - 3.0	3.0

The following table summarizes the activity for RSUs and PSUs:

	Time-Based RSUs		Performance-Based RSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Total Number of Units
Balance, January 31, 2022	907,341	$16.88	489,580	$17.79	1,396,921
Granted	972,190	$14.99	176,509	$30.39	1,148,699
Vested and converted to common stock	(378,701)	$18.17	—	$—	(378,701)
Forfeited	(267,190)	$17.13	(161,371)	$22.53	(428,561)
Balance, January 31, 2023	1,233,640	$14.94	504,718	$20.68	1,738,358
The total fair value of restricted and performance shares vested during fiscal years 2023, 2022 and 2021 was $7.2 million, $6.4 million, and $4.8 million, respectively, based on the market price at the vesting date. The total fair value of restricted and performance shares granted during fiscal years 2023, 2022 and 2021 was $19.9 million, $17.9 million and $8.0 million, respectively.
Employee Stock Purchase Plan. Our Employee Stock Purchase Plan is available to our employees, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2023, 2022 and 2021, we issued 106,257, 51,262 and 140,672 shares of common stock, respectively, to employees participating in the plan, leaving 420,072 shares remaining reserved for future issuance under the plan as of January 31, 2023.
10.     Significant Vendors
As shown in the table below, a significant portion of our merchandise purchases were made from six vendors:

	Year Ended January 31,
	2023	2022	2021
Vendor A	31.6%	31.5%	28.9%
Vendor B	17.4	21.1	15.4
Vendor C	11.0	11.0	14.0
Vendor D	4.2	5.0	7.8
Vendor E	2.7	2.5	6.8
Vendor F	2.5	2.2	3.1
	69.4%	73.3%	76.0%
The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.     Defined Contribution Plan
We have established a defined contribution 401(k) plan for eligible employees. Employees may contribute up to 50% of their eligible pretax compensation to the plan and we match 100% of the first 3% of the employees’ contributions and an additional 50% of the next 2% of the employees’ contributions. At our option, we may make supplemental contributions to the plan, but have not made such supplemental contributions in the past four years. Due to the COVID-19 pandemic, matching contributions were suspended in fiscal year 2021. Matching contributions were resumed during fiscal year 2022. The matching contributions made by us totaled $1.6 million, $2.2 million and $0.0 million during the years ended January 31, 2023, 2022 and 2021, respectively.
12.     Contingencies
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a shareholder derivative lawsuit in federal court against us and certain of our current and former directors and former executive officers captioned Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson (former director), Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe (former executive officer) and Conn’s, Inc., Case No. 4:14-cv-03442 (S.D. Tex.) (the “Hack Litigation”). The complaint asserted claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the securities action (In re Conn’s Inc. Sec. Litig., Cause No. 14-CV-00548 (S.D. Tex.)), which was settled in October 2018. The plaintiff sought unspecified damages against these persons and did not request any damages from Conn’s. On February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521 (S.D. Tex.), was filed, asserting substantially similar claims against the same defendants. It was consolidated with the Hack Litigation (collectively, the “Federal Derivative Actions”).
The parties reached a settlement to fully resolve the Federal Derivative Actions. Judge Ellison approved the settlement and entered a Final Order and Judgement dismissing the derivative action with prejudice on March 15, 2022 (the “Final Order”). Neither the Company nor any individual defendant admitted any wrongdoing through the settlement agreement.
In addition to the Federal Derivative Actions, a derivative action was filed in Texas state court by alleged shareholder Richard A. Dohn (“Dohn”) on January 27, 2015, captioned Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas (the “Dohn State Court Action”). This action made substantially similar allegations to the Federal Derivative Actions against the same defendants. The parties agreed to stay this case during the Securities Litigation and Federal Derivative Actions. Counsel for Dohn attended the February 17, 2022 and March 15, 2022 settlement hearings in the Federal Derivative Actions and objected to the proposed settlement. Dohn later filed an appeal of the Final Order with the Fifth Circuit Court of Appeals, and on May 17, 2022, the court entered an agreed order staying the case pending the outcome of that appeal.
Dohn’s opening brief was filed in the appeal on July 5, 2022. Plaintiffs’ and Defendants’ filed their respective response briefs on August 24, 2022. Dohn filed his reply brief on September 14, 2022.
Plaintiffs in the Federal Derivative Actions filed a motion for appeal bond in May 2022, which was heard by Judge Ellison on November 3, 2022. At the hearing, Judge Ellison ordered Dohn to supply the court with a record of continuous stock ownership to establish his standing to bring suit prior to the continuation of the appeal bond hearing set for November 10, 2022. Prior to the November 10, 2022 hearing, Dohn’s counsel advised Judge Ellison that Dohn’s appeal was being withdrawn/dismissed from the Fifth Circuit and Judge Ellison canceled the November 10, 2022 appeal bond hearing.
On November 14, 2022, Dohn filed a motion for voluntary dismissal of the appeal with the Fifth Circuit. On November 16, 2022, the Company and the individual Defendants-Appellants filed a response to Dohn’s voluntary dismissal motion regarding the dismissal being “without prejudice.” On January 26, 2023, the Fifth Circuit granted Dohn’s motion for voluntary dismissal of the appeal without prejudice.
On November 18, 2022, Dohn filed an unopposed motion to dismiss the Dohn State Court Action with prejudice. On December 1, 2022, the case was dismissed with prejudice.
Prior to the filing of the Dohn State Court Action, another alleged shareholder, Robert J. Casey II (“Casey”), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a second state court lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned Casey, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson (former director), Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn’s, Inc., Case No. 2016-33135. The complaint asserted claims for breach of fiduciary duties and unjust enrichment based on substantially similar

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
factual allegations as those asserted in the Federal Derivative Actions. On November 16, 2022, Casey filed an unopposed motion to dismiss this action with prejudice. On November 21, 2022, the case was dismissed with prejudice.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	January 31, 2023	January 31, 2022
Assets:
Restricted cash	$38,727	$29,872

Customer accounts receivable:
Customer accounts receivable	506,811	463,411
Restructured accounts	46,626	29,621
Allowance for uncollectible accounts	(105,982)	(97,560)
Allowance for no-interest option credit programs	(9,340)	(10,275)
Deferred fees and origination costs	(4,851)	(5,033)
Total customer accounts receivable, net	433,264	380,164
Total assets	$471,991	$410,036
Liabilities:
Accrued expenses	$3,475	$2,638
Other liabilities	4,578	3,930
Due to Conn’s, Inc., net	2,249	12,755

Long-term debt:
2020-A Class A Notes	—	9,184
2020-A Class B Notes	—	18,342
2020-A Class C Notes	—	17,695
2021-A Class A Notes	—	195,595
2021-A Class B Notes	54,597	66,090
2021-A Class C Notes	63,890	63,890
2022-A Class A Notes	117,935	—
2022-A Class B Notes	132,090	—
2022-A Class C Notes	63,090	—
	431,602	370,796
Less deferred debt issuance costs	(20,812)	(2,871)
Total debt	410,790	367,925
Total liabilities	$421,092	$387,248
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of January 31, 2023, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Year Ended January 31, 2023
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$340,325	$—	$340,325
Home appliance	430,250	—	430,250
Consumer electronics	139,868	—	139,868
Computers	37,547	—	37,547
Other	38,610	—	38,610
Product sales	986,600	—	986,600
Repair service agreement commissions	80,446	—	80,446
Service revenues	9,544	—	9,544
Total net sales	1,076,590	—	1,076,590
Finance charges and other revenues	1,119	264,818	265,937
Total revenues	1,077,709	264,818	1,342,527
Costs and expenses:
Cost of goods sold	710,234	—	710,234
Selling, general and administrative expense (1)	391,393	134,819	526,212
Provision for bad debts	896	120,297	121,193
Charges and credits	14,360	—	14,360
Total costs and expenses	1,116,883	255,116	1,371,999
Operating (loss) income	(39,174)	9,702	(29,472)
Interest expense	—	36,891	36,891
Loss (gain) on extinguishment of debt	—	—	—
(Loss) income before income taxes	$(39,174)	$(27,189)	$(66,363)
Additional Disclosures:
Property and equipment additions	$80,942	$939	$81,881
Depreciation expense	$44,304	$1,971	$46,275
	January 31, 2023
(in thousands)	Retail	Credit	Total
Total assets	$537,332	$1,178,883	$1,716,215

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2022
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$411,167	$—	$411,167
Home appliance	500,051	—	500,051
Consumer electronics	191,234	—	191,234
Computers	66,707	—	66,707
Other	36,386	—	36,386
Product sales	1,205,545	—	1,205,545
Repair service agreement commissions	89,101	—	89,101
Service revenues	10,743	—	10,743
Total net sales	1,305,389	—	1,305,389
Finance charges and other revenues	949	283,693	284,642
Total revenues	1,306,338	283,693	1,590,031
Costs and expenses:
Cost of goods sold	825,987	—	825,987
Selling, general and administrative expense (1)	399,393	145,097	544,490
Provision for bad debts	479	47,705	48,184
Charges and credits	2,677	—	2,677
Total costs and expenses	1,228,536	192,802	1,421,338
Operating income	77,802	90,891	168,693
Interest expense	—	25,758	25,758
Loss (gain) on extinguishment of debt	—	1,218	1,218
(Loss) income before income taxes	$77,802	$63,915	$141,717
Additional Disclosures:
Property and equipment additions	$44,618	$1,392	$46,010
Depreciation expense	$43,728	$1,721	$45,449
	January 31, 2022
(in thousands)	Retail	Credit	Total
Total assets	$671,920	$1,082,546	$1,754,466

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2021
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$322,770	$—	$322,770
Home appliance	390,964	—	390,964
Consumer electronics	172,932	—	172,932
Computers	65,405	—	65,405
Other	20,960	—	20,960
Product sales	973,031	—	973,031
Repair service agreement commissions	78,838	—	78,838
Service revenues	12,442	—	12,442
Total net sales	1,064,311	—	1,064,311
Finance charges and other revenues	816	320,898	321,714
Total revenues	1,065,127	320,898	1,386,025
Costs and expenses:
Cost of goods sold	668,315	—	668,315
Selling, general and administrative expense (1)	335,954	142,813	478,767
Provision for bad debts	443	201,560	202,003
Charges and credits	4,092	2,234	6,326
Total costs and expenses	1,008,804	346,607	1,355,411
Operating (loss) income	56,323	(25,709)	30,614
Interest expense	—	50,381	50,381
Loss (gain) on extinguishment of debt	—	(440)	(440)
(Loss) income before income taxes	$56,323	$(75,650)	$(19,327)
Additional Disclosures:
Property and equipment additions	$55,172	$824	$55,996
Depreciation expense	$39,968	$1,100	$41,068
	January 31, 2021
(in thousands)	Retail	Credit	Total
Total assets	$655,666	$1,099,418	$1,755,084
(1)For the years ended January 31, 2023, 2022 and 2021, the amount of overhead allocated to each segment reflected in SG&A was $31.7 million, $40.6 million and $32.0 million, respectively. For the years ended January 31, 2023, 2022 and 2021, the amount of reimbursement made to the retail segment by the credit segment was $26.3 million, $28.3 million and $34.8 million, respectively.
15. Stock Repurchases
On December 14, 2021, our board of directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase up to $150.0 million of our outstanding common stock. The stock repurchase program expired on December 14, 2022. During the three months ended January 31, 2023, we did not repurchase any shares of our common stock. For the year ended January 31, 2023, we repurchased 3,316,000 shares of our common stock at an average weighted cost per share of $20.57 for an aggregate amount of $68.2 million.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Subsequent Events
Term Loan and Security Agreement. On February 21, 2023, Conn’s, Inc. (the “Company”), as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers (the “Borrowers”), entered into a second-lien term loan and security agreement (the “Term Loan”) with Pathlight Capital LP, as administrative agent and collateral agent, and the financial institutions party thereto, as lenders (the “Lenders”). The Term Loan provides for an aggregate commitment of $100.0 million to the Borrowers pursuant to a three-year secured term loan credit facility, which was fully drawn on February 21, 2023. Outstanding loans under the Term Loan will bear interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Term Loan), subject to a 4.80% floor, plus a margin of 7.50%. The obligations of the Borrowers under the Term Loan are guaranteed by the Company and certain of the Borrowers’ subsidiaries. The Borrowers are required to make quarterly scheduled amortization payments of the Term Loan prior to the maturity thereof in an amount equal to $1.25 million. The Term Loan is secured by liens (subject, in the case of priority, to the liens under the Fifth Amendment and Restated Loan Agreement) on substantially all of the assets of the Borrowers and their subsidiaries, subject to customary exceptions.
Proceeds from borrowings made under the Term Loan may be used by the Borrowers for, among other things: (i) payment of fees and expenses associated with the closing of the Term Loan; (ii) payment of other outstanding indebtedness of the Borrowers under the Fifth Amended and Restated Loan Agreement; and (iii) working capital and other lawful corporate purposes of the Borrowers and their subsidiaries in accordance with the Term Loan.
The Borrowers may elect to prepay all or any portion of the amounts owed under the Term Loan, subject to a prepayment fee. The Borrowers are required to make mandatory prepayments of amounts owed under the Term Loan in an amount equal to 100% of the proceeds received as a result of any of the following events, subject to certain adjustments: (i) the issuance of any equity securities by the Company that the Company contributes as additional common equity contributions to any Borrower; and (ii) the receipt by the Company, the Borrowers or any of their affiliates of any portion of the CARES Act Tax Refund Proceeds (as defined in the Term Loan), subject to a cap. Voluntary and mandatory prepayments will be applied to the remaining scheduled installments of principal due in respect of the Term Loan in the inverse order of maturity.
The Term Loan contains customary covenants regarding the Borrowers and their subsidiaries that are generally based upon and are comparable to those contained in the Fifth Amended and Restated Loan Agreement including, without limitation: financial covenants, such as the maintenance of a minimum interest coverage ratio, subject to a covenant relief period through the fiscal quarter ending April 30, 2024, and a maximum leverage ratio; and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Term Loan also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, and change of control.
Second Amendment to Loan and Security Agreement. On February 21, 2023, the Company, the Borrowers, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the required lenders party thereto entered into the second amendment (the “Second Amendment”) to the Fifth Amended and Restated Loan Agreement. The Second Amendment, among other things, permits the Company and the Borrowers to enter into the Term Loan and made certain changes conforming to the Term Loan.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management (under the supervision and with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2023.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on our assessment and those criteria, management believes that, as of January 31, 2023, our internal controls over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Conn’s, Inc.
The Woodlands, Texas
March 29, 2023

/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer

/s/ Norman L. Miller
Norman L. Miller
Interim President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Conn’s, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Conn’s, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and our report dated March 29, 2023 expressed an unqualified opinion thereon.
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
March 29, 2023

ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2023 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2023 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2023 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2023 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2023 Annual Meeting of Stockholders.

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
3.1
Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Third Amended and Restated Bylaws of Conn’s, Inc. effective as of December 7, 2020 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2020)

4.1
Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.5 to Form 10-K for the annual period ended January 31, 2021 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 31, 2021))

4.3
Base Indenture, dated as of November 23, 2021, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

4.4
Series 2021-A Supplement to the Base Indenture, dated as of November 23, 2021, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

4.5
Base Indenture, dated as of July 21, 2022, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

4.6
Series 2022-A Supplement to the Base Indenture, dated as of July 21, 2022, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

* 10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.1.1
Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

* 10.1.2
Form of Stock Option Agreement under the Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.2 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.2
2011 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) filed the Securities and Exchange Commission on May 26, 2011)

* 10.2.1
Form of Restricted Stock Award Agreement under the 2011 Employee Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

* 10.3
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.3.1
Form of Stock Option Agreement under the 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2.1 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.4
2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.2 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.1
First Amendment to 2011 Non-Employee Director Restricted Stock Plan effective August 27, 2013 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.2
Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.3
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.4
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

*10.4.5
Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.6
Revised Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

* 10.5
2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 (File No. 333-211584) as filed with the Securities and Exchange Commission on May 25, 2016)

*10.5.1
Amended 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A to Conn’s, Inc. Definitive Proxy Statement on Schedule 14A (File No. 001-34956) as filed with the Securities and Exchange Commission on April 17, 2017)

*10.5.2
Form of Restricted Stock Unit Award Agreement (Time-based and Performance-based Vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.3
Form of Restricted Stock Unit Award Agreement (Time-based vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.4
Form of Performance-Based Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.3 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

*10.5.5
Form of Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.4 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

*10.6
Conn’s, Inc. 2020 Omnibus Equity Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34956) as filed with the Securities and Exchange Commission on April 14, 2020)

* 10.7
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.8
Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.9
Executive Severance Agreement by and between Norman Miller and Conn’s Inc., dated as of September 7, 2015 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

*10.9.1
Letter Agreement from Conn’s, Inc. to Norman L. Miller, dated as of January 2, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 6, 2017)

*10.10
Offer of employment from Conn’s Inc. to Lee A. Wright, dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.10.1
Executive Severance Agreement by and between Lee A. Wright and Conn’s Inc., dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.11
Offer of employment from Conn’s Inc. to George Bchara, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 14, 2016)

*10.12
Executive Severance Agreement by and between Rodney Lastinger and Conn’s Inc., dated as of June 3, 2019 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 001-34956) filed with the Securities and Exchange Commission on September 3, 2019)

*10.13
Executive Severance Plan (incorporated herein by reference to Exhibit 10.14 to Form 10-Q for the quarterly period ended October 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

*10.14
Offer Letter, dated July 30, 2021, between Conn’s, Inc. and Chandra Holt (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc.’s Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 5, 2021)

*10.15
Executive Severance Agreement, dated as of August 9, 2021, between Conn’s, Inc. and Chandra Holt (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc.’s Current on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 5, 2021)

*10.16
Letter Agreement, dated August 4, 2021, between Conn’s, Inc. and Norman L. Miller. (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc.’s Current on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 5, 2021)

10.17
Amended and Restated Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 3, 2020)

**10.18
Fifth Amended and Restated Loan Agreement, dated March 29, 2021, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.15 to Form 10-K for the annual period ended January 2021 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 31, 2021)

**10.19
Amendment No. 1 to Fifth Amended and Restated Loan and Security Agreement, dated November 21, 2022, among the Company, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., certain banks and financial institutions named therein, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 22, 2022

10.20
Amendment No. 2 to Fifth Amended and Restated Loan and Security Agreement, dated as of February 21, 2023, among Conn's Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, as lenders (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 00-34956) as filed with the Securities and Exchange Commission on February 24, 2023

10.21
Omnibus Amendment and Reaffirmation of Existing Ancillary Documents, dated as of October 30, 2015, by and among Conn’s Inc., Conn Appliances, Inc., Conn Credit I, LP, and Conn Credit Corporation, Inc., the guarantors party thereto and Bank of America, N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

10.22
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.23
Note Purchase Agreement, dated November 17, 2021, by and among Conn Appliances, Inc., Conn’s Receivables Funding 2021-A, LLC, Conn Appliances Receivables Funding, LLC, Conn’s, Inc. and the Initial Purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 18, 2021)

10.24
First Receivables Purchase Agreement, dated November 23, 2021, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.25
Second Receivables Purchase Agreement, dated November 23, 2021, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.26
Purchase and Sale Agreement, dated November 23, 2021, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.27
Servicing Agreement dated as of November 23, 2021, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.28
Note Purchase Agreement, dated July 14, 2022, by and among Conn Appliances, Inc., Conn’s Receivables Funding 2022-A, LLC, Conn Appliances Receivables Funding, LLC, Conn’s, Inc. and the Initial Purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 18, 2022)

10.29
First Receivables Purchase Agreement, dated July 21, 2022, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

10.30
Second Receivables Purchase Agreement, dated July 21, 2022, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

10.31
Purchase and Sale Agreement, dated July 21, 2022, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

10.32
Servicing Agreement dated as of July 21, 2022, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

10.33
Third Omnibus Amendment, dated as of February 6, 2018, among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Credit Suisse AG, New York Branch, Conn’s Receivables Warehouse Trust, Conn Appliances Receivables Funding, LLC, Credit Suisse AG, Cayman Islands Branch and Conn Credit I, LP. (incorporated herein by reference to Exhibit 10.1 to Form 8-K/A (File No. 001-34956) as filed with the Securities and Exchange Commission on February 13, 2018)

10.34
Fourth Omnibus Amendment, dated as of July 9, 2018, among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Credit Suisse AG, New York Branch, Conn’s Receivables Warehouse Trust, Conn Appliances Receivables Funding, LLC, Credit Suisse AG, Cayman Islands Branch and Conn Credit I, LP (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 12, 2018)

10.35
Offer Letter, dated October 17, 2022, between Conn’s, Inc. and Norman L. Miller (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 18, 2022

10.36
Term Loan and Security Agreement, dated as of February 21, 2023, among Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, Pathlight Capital LP, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as sole lead arranger and sole bookrunner, and the financial institutions party thereto, as lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on February 24, 2023.

21	Subsidiaries of Conn’s, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101	The following financial information from our Annual Report on Form 10-K for the annual period ended January 31, 2023, filed with the SEC on March 28, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets as of January 31, 2023 and 2022, (ii) consolidated statements of operations for the fiscal years ended January 31, 2023, 2022 and 2021, (iii) consolidated statements of comprehensive income for the fiscal years ended January 31, 2023, 2022 and 2021, (iv) consolidated statements of stockholders’ equity for the fiscal years ended January 31, 2023, 2022 and 2021, (v) consolidated statements of cash flows for the fiscal years ended January 31, 2023, 2022 and 2021, and (vi) notes to consolidated financial statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
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

CONN’S, INC.
(Registrant)

	By:	/s/ Norman L. Miller
Date:		Norman L. Miller
March 29, 2023		Interim President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman L. Miller
Norman L. Miller	Interim President and Chief Executive Officer	March 29, 2023

/s/ George L. Bchara
George L. Bchara	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2023

/s/ Bob L. Martin
Bob L. Martin	Director	March 29, 2023

/s/ William E. Saunders Jr.
William E. Saunders Jr.	Director	March 29, 2023

/s/ Douglas H. Martin
Douglas H. Martin	Director	March 29, 2023

/s/ David Schofman
David Schofman	Director	March 29, 2023

/s/ Oded Shein
Oded Shein	Director	March 29, 2023

/s/ James H. Haworth
James H. Haworth	Director	March 29, 2023

/s/ Sue Gove
Sue Gove	Director	March 29, 2023