Form 10-Q
period 2023-04-30
CONNS INC
filed 2023-06-01
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 29, 2023:

Class	Outstanding
Common stock, $0.01 par value per share	24,233,595

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2023

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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	April 30, 2023	January 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$14,119	$19,534
Restricted cash (includes VIE balances of $29,892 and $38,727, respectively)	32,002	40,837
Customer accounts receivable, net of allowances (includes VIE balances of $218,594 and $251,689, respectively)	417,359	421,683
Other accounts receivable	55,866	56,887
Inventories	236,789	240,783
Income taxes receivable	38,934	38,436
Prepaid expenses and other current assets	13,941	12,937
Total current assets	809,010	831,097
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $122,871 and $181,575, respectively)	366,507	389,054
Property and equipment, net	207,869	218,956
Operating lease right-of-use assets	279,905	262,104
Other assets	12,817	15,004
Total assets	$1,676,108	$1,716,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current finance lease obligations	$869	$937
Accounts payable	69,766	71,685
Accrued compensation and related expenses	16,044	13,285
Accrued expenses	60,518	69,334
Operating lease liability - current	58,851	53,208
Income taxes payable	3,232	2,869
Deferred revenues and other credits	10,294	11,043
Total current liabilities	219,574	222,361
Operating lease liability - non current	346,666	331,109
Long-term debt and finance lease obligations (includes VIE balances of $311,917 and $410,790, respectively)	615,377	636,079
Deferred tax liability	1,860	2,041
Other long-term liabilities	23,124	22,215
Total liabilities	1,206,601	1,213,805
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 33,576,425 and 33,378,998 shares issued, respectively)	336	334
Treasury stock (at cost; 9,404,920 shares and 9,404,920 shares issued, respectively)	(193,370)	(193,370)
Additional paid-in capital	157,712	155,523
Retained earnings	504,829	539,923
Total stockholders’ equity	469,507	502,410
Total liabilities and stockholders’ equity	$1,676,108	$1,716,215
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2023	2022
Revenues:
Product sales	$203,484	249,973
Repair service agreement commissions	16,905	19,836
Service revenues	2,158	2,455
Total net sales	222,547	272,264
Finance charges and other revenues	62,023	67,557
Total revenues	284,570	339,821
Costs and expenses:
Cost of goods sold	147,933	178,382
Selling, general and administrative expense	129,238	132,783
Provision for bad debts	28,909	14,731
Charges and credits, net	(807)	—
Total costs and expenses	305,273	325,896
Operating (loss) income	(20,703)	13,925
Interest expense	16,379	5,521
(Loss) income before income taxes	(37,082)	8,404
(Benefit) provision for income taxes	(1,702)	2,183
Net (loss) income	$(35,380)	$6,221
(Loss) income per share:
Basic	$(1.47)	$0.25
Diluted	$(1.47)	$0.25
Weighted average common shares outstanding:
Basic	24,134,381	24,801,987
Diluted	24,134,381	25,313,613

See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2023	33,378,998	$334	$155,523	$539,923	(9,404,920)	$(193,370)	$502,410
Adoption of ASU 2022-02	—	—	—	286	—	—	286
Exercise of options and vesting of restricted stock, net of withholding tax	166,571	2	(929)	—	—	—	(927)
Issuance of common stock under Employee Stock Purchase Plan	30,856	—	154	—	—	—	154
Stock-based compensation	—	—	2,964	—	—	—	2,964
Net loss	—	—	—	(35,380)	—	—	(35,380)
Balance April 30, 2023	33,576,425	$336	$157,712	$504,829	(9,404,920)	$(193,370)	$469,507

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2022	33,015,053	$330	$140,419	$599,215	(6,088,920)	$(125,145)	$614,819
Exercise of options and vesting of restricted stock, net of withholding tax	163,032	2	(2,029)	—	—	—	(2,027)
Issuance of common stock under Employee Stock Purchase Plan	14,192	—	194	—	—	—	194
Stock-based compensation	—	—	3,409	—	—	—	3,409
Common stock repurchase	—	—	—	—	(3,316,000)	(68,225)	(68,225)
Net income	—	—	—	6,221	—	—	6,221
Balance April 30, 2022	33,192,277	$332	$141,993	$605,436	(9,404,920)	$(193,370)	$554,391
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(35,380)	$6,221
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	12,100	11,429
Impairment of long-lived assets	4,174	—
Change in right-of-use asset	16,281	9,601
Amortization of debt issuance costs	3,365	1,440
Provision for bad debts and uncollectible interest	36,505	24,072
Stock-based compensation expense	2,964	3,409
Charges and credits	(807)	—
Deferred income taxes	(265)	(235)
Loss on extinguishment of debt	—	—
Loss on disposal of property and equipment	2,020	310
Tenant improvement allowances received from landlords	6,068	5,062
Change in operating assets and liabilities:
Customer accounts receivable	(9,155)	22,706
Other accounts receivables	913	3,874
Inventories	3,994	(8,822)
Other assets	457	(1,342)
Accounts payable	(1,919)	(3,046)
Accrued expenses	2,007	(16,501)
Operating leases	(17,200)	(14,153)
Income taxes	(1,233)	2,424
Deferred revenues and other credits	1,259	667
Net cash provided by operating activities	26,148	47,116
Cash flows from investing activities:
Purchases of property and equipment	(16,211)	(18,957)
Net cash used in investing activities	(16,211)	(18,957)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—
Payments on asset-backed notes	(103,267)	(102,639)
Borrowings under revolving credit facility	253,898	376,386
Payments on revolving credit facility	(171,898)	(224,386)
Payments of debt issuance costs and amendment fees	(1,962)	(22)
Proceeds from stock issued under employee benefit plans	155	194
Tax payments associated with equity-based compensation transactions	(928)	(2,029)
Purchase of treasury stock	—	(71,696)
Other	(185)	(222)
Net cash used in financing activities	(24,187)	(24,414)
Net change in cash, cash equivalents and restricted cash	(14,250)	3,745
Cash, cash equivalents and restricted cash, beginning of period	60,371	39,637
Cash, cash equivalents and restricted cash, end of period	$46,121	$43,382
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$1
Right-of-use assets obtained in exchange for new operating lease liabilities	$58,608	$11,055
Property and equipment purchases not yet paid	$9,197	$17,696
Accrual for purchase of treasury stock	$—	$(3,471)
Supplemental cash flow data:
Cash interest paid	$10,231	$3,613
Cash income taxes paid, net	$(204)	$—
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
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Conn’s, Inc. and its wholly-owned subsidiaries, including its Variable Interest Entities (“VIEs”), have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practice for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 31, 2023 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Form 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 29, 2023.
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
Cash and Cash Equivalents. As of April 30, 2023 and January 31, 2023, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $6.8 million and $5.2 million as of April 30, 2023 and January 31, 2023, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of April 30, 2023 and January 31, 2023 includes $24.7 million and $33.6 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $5.2 million and $4.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At April 30, 2023 and January 31, 2023, there was $8.0 million and $8.1 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At April 30, 2023 and January 31, 2023, the carrying value of customer accounts receivable in non-accrual status was $8.1 million and $7.9 million, respectively. At April 30, 2023 and January 31, 2023, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $83.5 million and $92.2 million, respectively. At April 30, 2023 and January 31, 2023, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $7.2 million and $7.1 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2023 and January 31, 2023, the balance of allowance for doubtful accounts and uncollectible interest for non-restructured customer receivables was $138.3 million and $150.6 million, respectively. As of April 30, 2023 and January 31, 2023, the amount included in the allowance for doubtful accounts associated with principal and interest on restructured accounts was $32.6 million and $33.6 million, respectively.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $4.8 million and $5.4 million as of April 30, 2023 and January 31, 2023, respectively.
Income Taxes. For the three months ended April 30, 2023 and 2022, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2024 and 2023 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the three months ended April 30, 2023 and 2022, the effective tax rate was 4.6% and 26.0%, respectively. The primary factor affecting the decrease in our effective tax rate for the three months ended April 30, 2023 was the impact of a valuation allowance on deferred tax assets, state taxes and compensation expense.
Stock-based Compensation. During the three months ended April 30, 2023, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of approximately $9.2 million. The PSUs will vest in fiscal year 2027, if at all, upon certification by the Compensation Committee of the Board of Directors of satisfaction of certain total stockholder return performance conditions over the three fiscal years commencing with fiscal year 2024. The RSUs will vest ratably, over periods of three years from the date of grant.
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
The following table sets forth the RSUs and PSUs granted during the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
	2023	2022
RSUs (1)	746,412	394,380
PSUs (2)	174,290	176,509
Total stock awards granted	920,702	570,889
Aggregate grant date fair value (in thousands)	$9,157	$14,691
(1)The RSUs issued during the three months ended April 30, 2023 and 2022 are scheduled to vest ratably over periods of three years to four years from the date of grant with the exception of RSU grants issued to the Board of Directors.
(2)The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the three months ended April 30, 2023 included expected volatility of 73.0%, an expected term of 3 years and risk-free interest rate of 3.75%.  No dividend yield was included in the weighted-average assumptions for the PSUs granted during the three months ended April 30, 2023. The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the three months ended April 30, 2022 included expected volatility of 78.0%-80.0% an expected term of 3 years and risk-free interest rate of 1.39%- 2.58% No dividend yield was included in the weighted average assumptions for the PSUs granted during the three months ended April 30, 2022.
For the three months ended April 30, 2023 and 2022, stock-based compensation expense was $3.0 million and $3.4 million, respectively.

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

	Three Months Ended April 30,
	2023	2022
Weighted-average common shares outstanding - Basic	24,134,381	24,801,987
Dilutive effect of stock options, PSUs and RSUs	—	511,626
Weighted-average common shares outstanding - Diluted	24,134,381	25,313,613
For the three months ended April 30, 2023 and 2022, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 2,163,896 and 901,546, respectively.
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At April 30, 2023, the fair value of the asset backed notes was $307.8 million as compared to the carrying value of $328.3 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the three months ended April 30, 2023, we recognized $3.2 million of revenue for customer deposits deferred as of January 31, 2023. During the three months ended April 30, 2023, we recognized $0.8 million of revenue for RSA administrative fees deferred as of January 31, 2023.
Recent Accounting Pronouncements Adopted.
Financial Instruments - Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued Accounting Standards Update ("ASU") 2022-02 ("ASU 2022-02"), Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, an update that eliminates the accounting guidance for troubled debt

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

restructurings ("TDR") by creditors in Accounting Standard Codification 310 - Receivables ("ASC 310-40") while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Under ASU 2022-02, the use of a discounted cash flow method is no longer required when measuring expected credit losses on modified loans. The ASU also refines existing credit-related disclosures by requiring disclosure of current-period gross charge-offs of receivables by year of origination. The amendments in the ASU are to be applied prospectively to modifications and disclosures of gross charge-offs, and, as such, there will be no comparative disclosures to prior periods until such time as both periods disclosed are subject to the new guidelines. However, adoption on a modified retrospective basis is permitted for the effect on the allowance for credit losses related to the elimination of the TDR recognition and measurement guidance. The ASU became effective for the Company on February 1, 2023. Upon adoption, the Company recorded an adjustment to reduce the beginning balance of its allowance for credit losses by $0.4 million to reflect the elimination of the measurement guidance related to TDRs with an offsetting increase, net of tax, to beginning retained earnings.

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	April 30, 2023	January 31, 2023
Customer accounts receivable (1) (2)	$983,324	$1,025,364
Deferred fees and origination costs, net	(11,211)	(11,699)
Allowance for no-interest option credit programs	(17,449)	(18,753)
Allowance for uncollectible interest and fees	(17,382)	(20,007)
Carrying value of customer accounts receivable	937,282	974,905
Allowance for credit losses (3)	(153,416)	(164,168)
Carrying value of customer accounts receivable, net of allowance for credit losses	783,866	810,737
Short-term portion of customer accounts receivable, net	(417,359)	(421,683)
Long-term customer accounts receivable, net	$366,507	$389,054
(1)As of April 30, 2023 and January 31, 2023, the customer accounts receivable balance included $24.6 million and $27.5 million, respectively, in interest receivable. Interest receivable outstanding, net of the allowance for uncollectible interest, as of April 30, 2023 and January 31, 2023 was $7.2 million and $7.5 million, respectively.
(2)As of April 30, 2023 and January 31, 2023, the carrying value of customer accounts receivable past due one day or greater was $275.9 million and $290.4 million, respectively. These amounts include the 60+ days past due balances shown above. Further, the carrying value of customer accounts receivable which received a re-age at least once during the lifetime of the loan was $155.1 million and $160.9 million as of April 30, 2023 and January 31, 2023, respectively.
(3)Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of April 30, 2023 and January 31, 2023. Our forecast utilized economic projections from a major rating service.
The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	April 30, 2023	January 31, 2023
Customer accounts receivable - current	$507,064	$517,611
Allowance for credit losses for customer accounts receivable - current	(89,705)	(95,928)
Customer accounts receivable, net of allowances	417,359	421,683
Customer accounts receivable - non current	447,740	477,301
Allowance for credit losses for customer accounts receivable - non current	(81,233)	(88,247)
Long-term portion of customer accounts receivable, net of allowances	366,507	389,054
Total customer accounts receivable, net	$783,866	$810,737
The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended April 30, 2023			Three Months Ended April 30, 2022
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$150,579	$33,595	$184,174	$165,044	$43,976	$209,020
ASU 2022-02 Adjustment	—	(372)	(372)	—	—	—
Adjusted allowance at beginning of period	150,579	33,223	183,802	165,044	43,976	209,020
Provision for credit loss expense (1)	27,522	8,875	36,397	18,298	5,412	23,710
Principal charge-offs (2)	(39,522)	(9,404)	(48,926)	(31,622)	(12,470)	(44,092)
Interest charge-offs	(8,393)	(1,950)	(10,343)	(7,656)	(3,017)	(10,673)
Recoveries (2)	8,064	1,874	9,938	8,341	3,289	11,630
Allowance at end of period	$138,250	$32,618	$170,868	$152,405	$37,190	$189,595
Average total customer portfolio balance	$918,678	$82,568	$1,001,246	$997,104	$97,641	$1,094,745
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
We manage our customer accounts receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by calendar year of origination. The information is presented as of April 30, 2023:

(in thousands)
Delinquency Bucket	2023	2022	2021	2020	Prior	Total	% of Total
Current	$176,556	$324,579	$134,066	$22,487	$3,680	$661,368	70.6%
1-30	15,800	63,347	39,623	9,341	2,575	130,686	13.9%
31-60	3,722	17,060	11,950	3,066	1,151	36,949	3.9%
61-90	1,568	11,743	7,800	2,166	845	24,122	2.6%
91+	—	41,677	31,347	7,703	3,430	84,157	9.0%
Total	$197,646	$458,406	$224,786	$44,763	$11,681	$937,282	100.0%
Gross Charge-offs for the three months ended April 30, 2023	$—	$25,489	$31,194	$9,087	$4,760	$70,530
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
In an effort to mitigate losses on our accounts receivable, we may modify a loan to a borrower experiencing financial difficulty. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to exercise legal remedies available to us. We may extend or “re-age” a portion of our customer accounts, which involves modifying the payment terms to defer a portion of the cash payments due. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We may provide concessions in the form of balance forgiveness to customers experiencing financial difficulty. Balance forgiveness is primarily comprised of reductions in the principal balance of the loan but may also include reductions in uncollected fees or interest balances. We may also provide the customer the ability to refinance their account, which includes reducing the interest rate and extending the term of the loan, and generally includes waiving certain uncollected fees. We consider accounts that have been re-aged in excess of three months (“significantly re-aged”), refinanced, or with significant concessions as “restructured accounts”.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the amortized cost basis of loans modified during the three months ended April 30, 2023 (since the adoption of ASC 2022-02) to borrowers experiencing financial difficulty disaggregated by modification type:

(in thousands)
Modification Type	Carrying Value as of April 30, 2023	% of Carrying Value of Customer Accounts Receivable
Significantly re-aged	$12,655	1.4%
Balance forgiveness	165	—%
Refinance	181	—%
Combination - significantly re-aged & balance forgiveness	246	—%
Total modifications	$13,247	1.4%
Loan receivables that have been modified are subject to the same requirements for the accrual of expected credit losses over their expected remaining lives as are unmodified loan receivables. The allowance for credit losses incorporates modeling of historical loss data and thereby captures the higher risk associated with modified loans to borrowers experiencing financial difficulty based on their account attributes.
The Company monitors the performance of modified loans to borrowers experiencing financial difficulty. The following table depicts the delinquency distribution of loans that were modified on or after February 1, 2023, the date we adopted ASU 2022-02:

(in thousands)
	Current	1 - 30	31 - 60	61 - 90	91+	Total
Significantly re-aged	$8,595	$3,028	$908	$56	$68	$12,655
Balance forgiveness	36	29	25	4	71	165
Refinance	107	58	9	7	—	181
Combination - significantly re-aged & balance forgiveness	141	81	18	—	6	246
Total	$8,879	$3,196	$960	$67	$145	$13,247

The following table describes the financial effect of the modifications made to customers experiencing financial difficulty:

Three months ended April 30, 2023
Significantly re-aged
Payment delay duration (in months)	4 to 8
Balance forgiveness
Balance forgiven (in thousands)	$27
Refinance
Weighted-average interest rate reduction	5.43%
Term extension duration (in months)	27
Balance forgiven (in thousands)	$11
Combination - significantly re-aged & balance forgiveness
Payment delay duration (in months)	4 to 8
Balance forgiven (in thousands)	$26
Charge-Offs
During the three months ended April 30, 2023, the Company charged off $0.1 million balances on loans that were significantly re-aged within the three months ended April 30, 2023. The Company did not charge off any loans during the three months ended April 30, 2023 that had been previously modified through balance forgiveness or refinancing.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-022, loans were classified as TDRs based on modifications made over the lifetime of the loan. The amortized cost basis of loans categorized as TDRs as of January 31, 2023 was $76.8 million. Conversely, ASU 2022-02 only requires disclosures of loans modified during the most recent 12 months and the subsequent performance of such loans, which the Company is applying on a prospective basis.
Further, the Company previously utilized the discounted cash flow method when measuring the expected credit losses of certain refinanced accounts as prescribed under ASC 310: Receivables. Through the adoption of ASU 2022-02, this recognition and measurement guidance was eliminated, and the measurement is now performed in accordance with ASC 326: Financial Instruments - Credit Losses. Upon adoption of ASU 2022-02, the allowance for credit losses was reduced by $0.4 million due to the change in guidance.

3.     Charges and Credits, net
Charges and credits consisted of the following:

	Three Months Ended April 30,
(in thousands)	2023	2022
Store closure	$2,340	$—
Asset sale	(3,147)	—
Total charges and credits	$(807)	$—
During the three months ended April 30, 2023, we recognized a $3.1 million gain related to the sale of a single store location net of asset disposal costs. Furthermore, we recognized $2.3 million in store closure costs related to the impairment of assets associated with the decision to end the store-within-a-store test with Belk, Inc.

4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended April 30,
(in thousands)	2023	2022
Interest income and fees	$57,189	$62,714
Insurance income	4,440	4,572
Other revenues	394	271
Total finance charges and other revenues	$62,023	$67,557
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
During the three months ended April 30, 2023 and 2022, interest income and fees reflected provisions for uncollectible interest of $8.8 million and $9.3 million, respectively. The amounts included in interest income and fees related to restructured accounts for the three months ended April 30, 2023 and 2022 were $3.7 million and $4.1 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	April 30, 2023	January 31, 2023
Revolving credit facility	$206,000	$221,000
Term Loan	100,000	—
2021-A VIE Asset-backed Class B Notes	26,426	54,597
2021-A VIE Asset-backed Class C Notes	57,994	63,890
2022-A VIE Asset-backed Class A Notes	48,734	117,935
2022-A VIE Asset-backed Class B Notes	132,090	132,090
2022-A VIE Asset-backed Class C Notes	63,090	63,090
Financing lease obligations	4,945	5,226
Total debt and financing lease obligations	639,279	657,828
Less:
Deferred debt issuance costs	(23,033)	(20,812)
Current maturities of long-term debt and financing lease obligations	(869)	(937)
Long-term debt and financing lease obligations	$615,377	$636,079
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
The asset-backed notes outstanding as of April 30, 2023 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class B Notes	66,090	65,635	26,426	11/23/2021	5/15/2026	2.87%	3.74%
2021-A Class C Notes	63,890	63,450	57,994	11/23/2021	5/15/2026	4.59%	5.16%
2022-A Class A Notes	275,600	273,731	48,734	7/21/2022	12/15/2026	5.87%	9.77%
2022-A Class B Notes	132,090	129,050	132,090	7/21/2022	12/15/2026	9.52%	10.51%
2022-A Class C Notes	63,090	43,737	63,090	11/30/2022	12/15/2026	0.00%	19.74%
Total	$600,760	$575,603	$328,334
(1)After giving effect to debt issuance costs.
(2)For the three months ended April 30, 2023, and inclusive of the impact of changes in timing of actual and expected cash flows.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2023, under our Revolving Credit Facility, we had immediately available borrowing capacity of $214.0 million, net of standby letters of credit issued of $22.2 million, and an additional $207.7 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.
On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan Agreement. Under the Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of SOFR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 8.3% for the three months ended April 30, 2023.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Debt Covenants. On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan and Security Agreement, dated as of March 29, 2021, which waived testing of the interest coverage covenants beginning with the third quarter of fiscal year 2023 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2024 (unless earlier terminated pursuant to the terms of the Amendment). After giving effect to the foregoing amendment, as of April 30, 2023, we were in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at April 30, 2023 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	1.90:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.27:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$50.7 million	$100.0 million
All capitalized terms in the above table are defined in the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.

6.     Contingencies
We are involved in routine litigation and claims, incidental to our business from time to time which, individually or in the aggregate, are not expected to have a material adverse effect on us. As required, we accrue estimates of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation. The Company believes that any probable and reasonably estimable loss associated with the foregoing has been adequately reflected in the accompanying financial statements.

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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	April 30, 2023	January 31, 2023
Assets:
Restricted cash	$29,892	$38,727
Due from Conn’s, Inc., net	1,914	—
Customer accounts receivable:
Customer accounts receivable	370,423	506,811
Restructured accounts	54,235	46,626
Allowance for uncollectible accounts	(76,847)	(105,982)
Allowance for no-interest option credit programs	(3,055)	(9,340)
Deferred fees and origination costs	(3,291)	(4,851)
Total customer accounts receivable, net	341,465	433,264
Total assets	$373,271	$471,991
Liabilities:
Accrued expenses	$2,738	$3,475
Other liabilities	2,299	4,578
Due to Conn’s, Inc., net	—	2,249

Long-term debt:
2021-A Class B Notes	26,426	54,597
2021-A Class C Notes	57,994	63,890
2022-A Class A Notes	48,734	117,935
2022-A Class B Notes	132,090	132,090
2022-A Class C Notes	63,090	63,090
	328,334	431,602
Less: deferred debt issuance costs	(16,417)	(20,812)
Total debt	311,917	410,790
Total liabilities	$316,954	$421,092
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

direct costs of the retail segment, which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is calculated using an annual rate of 2.5% times the average outstanding portfolio balance for each applicable period.
As of April 30, 2023, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended April 30, 2023
(in thousands)	Retail	Credit	Eliminations	Total
Revenues:
Furniture and mattress	$76,368	$—	$(242)	$76,126
Home appliance	82,266	—	(312)	81,954
Consumer electronics	25,649	—	(249)	25,400
Home office	7,626	—	(121)	7,505
Other	12,515	—	(16)	12,499
Product sales	204,424	—	(940)	203,484
Repair service agreement commissions	16,905	—	—	16,905
Service revenues	2,158	—	—	2,158
Total net sales	223,487	—	(940)	222,547
Finance charges and other revenues	519	61,787	(283)	62,023
Total revenues	224,006	61,787	(1,223)	284,570
Costs and expenses:
Cost of goods sold	148,561	115	(743)	147,933
Selling, general and administrative expense (1)	95,825	33,663	(250)	129,238
Provision for bad debts	107	28,802	—	28,909
Charges and credits	(807)	—	—	(807)
Total costs and expenses	243,686	62,580	(993)	305,273
Operating income (loss)	(19,680)	(793)	(230)	(20,703)
Interest expense	—	16,379	—	16,379
Income (loss) before income taxes	$(19,680)	$(17,172)	$(230)	$(37,082)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended April 30, 2022
(in thousands)	Retail	Credit	Eliminations	Total
Revenues:
Furniture and mattress	$88,094	$—	$—	$88,094
Home appliance	109,728	—	—	109,728
Consumer electronics	33,604	—	—	33,604
Home office	10,189	—	—	10,189
Other	8,358	—	—	8,358
Product sales	249,973	—	—	249,973
Repair service agreement commissions	19,836	—	—	19,836
Service revenues	2,455	—	—	2,455
Total net sales	272,264	—	—	272,264
Finance charges and other revenues	271	67,286	—	67,557
Total revenues	272,535	67,286	—	339,821
Costs and expenses:
Cost of goods sold	178,382	—	—	178,382
Selling, general and administrative expense (1)	96,030	36,753	—	132,783
Provision for bad debts	179	14,552	—	14,731
Charges and credits	—	—	—	—
Total costs and expenses	274,591	51,305	—	325,896
Operating income (loss)	(2,056)	15,981	—	13,925
Interest expense	—	5,521	—	5,521
Income (loss) before income taxes	$(2,056)	$10,460	$—	$8,404

	April 30, 2023			April 30, 2022
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$626,138	$1,049,970	$1,676,108	$699,685	$1,028,048	$1,727,733

(1)For the three months ended April 30, 2023 and 2022, the amount of corporate overhead allocated to each segment reflected in SG&A expense was $8.8 million and $9.6 million, respectively. For the three months ended April 30, 2023 and 2022, the amount of reimbursement made to the retail segment by the credit segment was $6.3 million and $6.8 million, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; expansion of our e-commerce business; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility, and proceeds from accessing debt or equity markets; the effects of epidemics or pandemics, including the COVID-19 pandemic; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Form 10-K”) and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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

Executive Summary
Total revenues were $284.6 million for the three months ended April 30, 2023 compared to $339.8 million for the three months ended April 30, 2022, a decrease of $55.3 million or 16.3%. Retail revenues were $224.0 million for the three months ended April 30, 2023 compared to $272.5 million for the three months ended April 30, 2022, a decrease of $48.5 million or 17.8%. The decrease in total retail revenue for the three months ended April 30, 2023 was primarily driven by a decrease in same store sales of 20.1%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products following several periods of excess consumer liquidity resulting in the acceleration of sales. The decrease in same store sales was partially offset by new store growth. Credit revenues were $61.8 million for the three months ended April 30, 2023 compared to $67.3 million for the three months ended April 30, 2022, a decrease of $5.5 million or 8.2%. The decrease in credit revenue was primarily due to a 8.5% decrease in the average outstanding balance of the customer accounts receivable portfolio as well as a decline in insurance commissions. The decrease was partially offset by an increase in late fee revenues.
Retail gross margin for the three months ended April 30, 2023 was 33.5%, a decrease of 100 basis points from the 34.5% reported for the three months ended April 30, 2022. The year-over-year decrease in retail gross margin was primarily driven by the deleveraging of fixed distribution costs and an increase in product costs due to higher freight costs, which were partially offset by a more profitable product mix.

Selling, general and administrative expense (“SG&A”) for the three months ended April 30, 2023 was $129.2 million compared to $132.8 million for the three months ended April 30, 2022, a decrease of $3.5 million or 2.7%. The SG&A decrease in the retail segment was primarily due to a decline in variable costs as well as a decrease in labor costs resulting from cost savings initiatives. These decreases were partially offset by an increase in advertising, occupancy and operational costs due primarily to new store growth. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs and general operating costs.
Provision for bad debts increased to $28.9 million for the three months ended April 30, 2023 from $14.7 million for the three months ended April 30, 2022, an overall change of $14.2 million. The year-over-year increase was primarily driven by an increase in net charge-offs of $6.5 million during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in provision was further driven by a smaller decline in the allowance for bad debts during the three months ended April 30, 2023 than during the three months ended April 30, 2022. This was primarily attributable to the fact that although the customer account receivable portfolio balances decreased for both quarters, the decrease was larger for the quarter ending April 30, 2022.
Interest expense was $16.4 million for the three months ended April 30, 2023 and $5.5 million for the three months ended April 30, 2022, an increase of $10.9 million or 196.6%. The increase was driven by a higher average balance of debt and a higher effective interest rate.
Net loss for the three months ended April 30, 2023 was $35.4 million or, $1.47 per diluted share, compared to net income of $6.2 million, or $0.25 per diluted share, for the three months ended April 30, 2022.
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
Company Initiatives
We delivered the following financial and operational results in the first quarter of fiscal year 2024 as compared to the prior fiscal year period (unless otherwise noted):
•Total consolidated revenue declined 16.3% to $284.6 million, due to an 18.3% decline in total net sales, and an 8.2% reduction in finance charges and other revenues;
•Same store sales decreased 20.1%;
•eCommerce sales increased 24.6% to a first-quarter record of $22.7 million;
•Credit applications increased by 9.7% year-over-year, the first quarter of application growth in 16 months;
•Carrying value of re-aged accounts declined to $155.1 million from $167.1 million; and
•Reported a net loss of $1.47 per diluted share, compared to net income of $0.25 per diluted share for the same period last fiscal year.

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
•eCommerce enhancement. The Company completed the final phase of the eCommerce platform conversion, which further enhanced its digital capabilities and produced record first quarter eCommerce sales.
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

Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended April 30,
(in thousands)	2023	2022	Change
Revenues:
Total net sales	$222,547	$272,264	$(49,717)
Finance charges and other revenues	62,023	67,557	(5,534)
Total revenues	284,570	339,821	(55,251)
Costs and expenses:
Cost of goods sold	147,933	178,382	(30,449)
Selling, general and administrative expense	129,238	132,783	(3,545)
Provision for bad debts	28,909	14,731	14,178
Charges and credits, net	(807)	—	(807)
Total costs and expenses	305,273	325,896	(20,623)
Operating (loss) income	(20,703)	13,925	(34,628)
Interest expense	16,379	5,521	10,858
Loss on extinguishment of debt	—	—	—
(Loss) income before income taxes	(37,082)	8,404	(45,486)
Provision (benefit) for income taxes	(1,702)	2,183	(3,885)
Net (loss) income	$(35,380)	$6,221	$(41,601)
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

The following table represents total revenues, costs and expenses, operating (loss) income and (loss) income before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended April, 30,
(dollars in thousands)	2023	2022	Change
Revenues:
Product sales	$204,424	$249,973	$(45,549)
Repair service agreement commissions	16,905	19,836	(2,931)
Service revenues	2,158	2,455	(297)
Total net sales	223,487	272,264	(48,777)
Finance charges and other	519	271	248
Total revenues	224,006	272,535	(48,529)
Costs and expenses:
Cost of goods sold	148,561	178,382	(29,821)
Selling, general and administrative expense (1)	95,825	96,030	(205)
Provision for bad debts	107	179	(72)
Charges and credits	(807)	—	(807)
Total costs and expenses	243,686	274,591	(30,905)
Operating (loss) income	$(19,680)	$(2,056)	$(17,624)
Number of stores:
Beginning of period	168	158
Opened	3	3
End of period (2)	171	161

Credit Segment:	Three Months Ended April, 30,
(in thousands)	2023	2022	Change
Revenues:
Finance charges and other revenues	$61,787	$67,286	$(5,499)
Costs and expenses:
Cost of goods sold	115	—	115
Selling, general and administrative expense (1)	33,663	36,753	(3,090)
Provision for bad debts	28,802	14,552	14,250
Total costs and expenses	62,580	51,305	11,275
Operating (loss) income	(793)	15,981	(16,774)
Interest expense	16,379	5,521	10,858
(Loss) income before income taxes	$(17,172)	$10,460	$(27,632)
(1)For the three months ended April 30, 2023 and 2022, the amount of overhead allocated to each segment reflected in SG&A was $8.8 million and $9.6 million, respectively. For the three months ended April 30, 2023 and 2022, the amount of reimbursement made to the retail segment by the credit segment was $6.3 million and $6.8 million, respectively.

Three months ended April 30, 2023 compared to three months ended April 30, 2022
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended April 30,					%	Same Store
(dollars in thousands)	2023	% of Total	2022	% of Total	Change	Change	% Change
Furniture and mattress	$76,368	34.2%	$88,094	32.4%	$(11,726)	(13.3)%	(17.1)%
Home appliance	82,266	36.8	109,728	40.3	(27,462)	(25.0)	(26.8)
Consumer electronics	25,649	11.5	33,604	12.3	(7,955)	(23.7)	(25.6)
Home office	7,626	3.4	10,189	3.7	(2,563)	(25.2)	(26.4)
Other	12,515	5.5	8,358	3.1	4,157	49.7	49.6
Product sales	204,424	91.4	249,973	91.8	(45,549)	(18.2)	(20.7)
Repair service agreement commissions (1)	16,905	7.6	19,836	7.3	(2,931)	(14.8)	(14.0)
Service revenues	2,158	1.0	2,455	0.9	(297)	(12.1)
Total net sales	$223,487	100.0%	$272,264	100.0%	$(48,777)	(17.9)%	(20.1)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the three months ended April 30, 2023 was primarily driven by a decrease in same store sales of 20.1%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products following several periods of excess consumer liquidity resulting in the acceleration of sales. The decrease in same store sales was partially offset by new store growth.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended April 30,
(in thousands)	2023	2022	Change
Interest income and fees	$57,189	$62,714	$(5,525)
Insurance income	4,440	4,572	(132)
Other revenues	394	271	123
Finance charges and other revenues	$62,023	$67,557	$(5,534)
The decrease in finance charges and other revenues was primarily due to a 8.5% decrease in the average outstanding balance of the customer accounts receivable portfolio as well as a decline in insurance commissions. The decrease was partially offset by an increase in late fee revenues.
The following table provides key portfolio performance information:

	Three Months Ended April 30,
(dollars in thousands)	2023	2022	Change
Interest income and fees	$57,189	$62,714	$(5,525)
Net charge-offs	(38,988)	(32,462)	(6,526)
Interest expense	(16,379)	(5,521)	(10,858)
Net portfolio income	$1,822	$24,731	$(22,909)
Average outstanding portfolio balance	$1,001,246	$1,094,745	$(93,499)
Interest income and fee yield (annualized)	23.4%	23.5%
Net charge-off % (annualized)	15.6%	11.9%

Retail Gross Margin

	Three Months Ended April 30,
(dollars in thousands)	2023	2022	Change
Retail total net sales	$223,487	$272,264	$(48,777)
Cost of goods sold	148,561	178,382	(29,821)
Retail gross margin	$74,926	$93,882	$(18,956)
Retail gross margin percentage	33.5%	34.5%
The decrease in retail gross margin was primarily driven by the deleveraging of fixed distribution costs and an increase in product costs due to higher freight costs, which were partially offset by a more profitable product mix.
Selling, General and Administrative Expense

	Three Months Ended April 30,
(dollars in thousands)	2023	2022	Change
Retail segment	$95,825	$96,030	$(205)
Credit segment	33,663	36,753	(3,090)
Selling, general and administrative expense - Consolidated	$129,488	$132,783	$(3,295)
Selling, general and administrative expense as a percent of total revenues	45.4%	39.1%
The SG&A decrease in the retail segment was primarily due to a decline in variable costs as well as a decline in labor costs resulting from cost savings initiatives. These decreases were partially offset by an increase in occupancy and advertising costs due to new store growth.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 13.4% for the three months ended April 30, 2023 and for the three months ended April 30, 2022. The SG&A decrease in the credit segment was primarily due to a decrease in labor costs and general operating costs.
Provision for Bad Debts

	Three Months Ended April 30,
(dollars in thousands)	2023	2022	Change
Retail segment	$107	$179	$(72)
Credit segment	28,802	14,552	14,250
Provision for bad debts - Consolidated	$28,909	$14,731	$14,178
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	11.5%	5.3%
The provision for bad debts increased to $28.9 million for the three months ended April 30, 2023 from $14.7 million for the three months ended April 30, 2022, an overall change of $14.2 million. The year-over-year increase was primarily driven by an increase in net charge-offs of $6.5 million during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in provision was further driven by a smaller decline in the allowance for bad debts during the three months ended April 30, 2023 than during the three months ended April 30, 2022. This was primarily attributable to the fact that although the customer account receivable portfolio balances decreased for both quarters, the decrease was larger for the quarter ending April 30, 2022.
Charges and Credits, net
During the three months ended April 30, 2023, we recognized a $3.1 million gain related to the sale of a single store location net of asset disposal costs. Furthermore, we recognized $2.3 million in store closure costs related to the impairment of assets associated with the decision to end the store-within-a-store test with Belk, Inc.

Interest Expense
Interest expense was $16.4 million for the three months ended April 30, 2023 and $5.5 million for the three months ended April 30, 2022, an increase of $10.9 million or 196.6%. The increase was driven by a higher average balance of debt and a higher effective interest rate.
Provision for Income Taxes

	Three Months Ended April 30,
(dollars in thousands)	2023	2022	Change
(Benefit) provision for income taxes	$(1,702)	$2,183	$(3,885)
Effective tax rate	4.6%	26.0%
The decrease in income tax expense for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 was primarily driven by a $45.5 million decrease in pre-tax earnings at the statutory rate of 21% offset by a $4.6 million valuation allowance in the current quarter.

Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 68% of our originations during the three months ended April 30, 2023, with maximum equivalent interest rates of up to 32% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 15% of our originations during the three months ended April 30, 2023.
We offer qualified customers a 12-month no-interest option finance program. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived.
We regularly extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved, and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. We may provide the customer the ability to refinance their account, which includes reducing the interest rate and extending the term of the loan, and generally includes waiving certain uncollected fees. We may also provide concessions in the form of balance forgiveness to customers experiencing financial difficulty. Balance forgiveness is primarily comprised of reductions in the principal balance of the loan but may also include reductions in uncollected fees or interest balances. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of April 30,
	2023	2022
Weighted average credit score of outstanding balances (1)	614	609
Average outstanding customer balance	$2,608	$2,491
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	11.6%	10.3%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)	16.6%	16.4%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$29,657	$42,154
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	17.4%	17.8%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	34.4%	34.3%

	Three Months Ended April 30,
	2023	2022
Total applications processed	293,831	267,704
Weighted average origination credit score of sales financed (1)	618	619
Percent of total applications approved and utilized	19.5%	20.2%
Average income of credit customer at origination	$50,800	$50,100
Percent of retail sales paid for by:
In-house financing, including down payments received	59.1%	49.8%
Third-party financing	15.3%	17.9%
Third-party lease-to-own option	8.2%	7.4%
	82.6%	75.1%
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 15.4% as of April 30, 2023 from 15.7% as of April 30, 2022.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due increased 150 basis points over the prior year period to 10.3% as of April 30, 2023 from 8.8% as of April 30, 2022. The increase was primarily due to lower payment rates.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 39.4% as of April 30, 2023 as compared to 40.9% as of April 30, 2022. This decrease is primarily due to a decrease in the loss rate on restructured accounts.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 15.6% for the three months ended April 30, 2023 compared to 11.9% for the three months ended April 30, 2022. This increase is primarily related to the impact of stimulus benefits in the prior period.
As of April 30, 2023 and 2022, balances under no-interest programs included within customer receivables were $338.0 million and $364.6 million, respectively.

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
Operating cash flows.  For the three months ended April 30, 2023, net cash provided by operating activities was $26.1 million compared to $47.1 million for the three months ended April 30, 2022. The decrease in net cash provided by operating activities was primarily driven by lower cash collections compared to the prior year due to a lower average customer accounts receivable portfolio balance, lower customer payment rates, normal fluctuation in accrued expenses and accounts payable as well as a decrease in net income when adjusted for non-cash activity in comparison to the prior year period.
Investing cash flows.  For the three months ended April 30, 2023, net cash used in investing activities was $16.2 million compared to $19.0 million for the three months ended April 30, 2022. The cash used during the three months ended April 30, 2023 was primarily for investments in new stores and technology investments. The cash used during the three months ended April 30, 2022 was primarily for investments in new and existing stores and technology investments, including the acquisition of a lease-to-own technology platform.
Financing cash flows.  For the three months ended April 30, 2023, net cash used in financing activities was $24.2 million compared to net cash used in financing activities of $24.4 million for the three months ended April 30, 2022. During the period ended April 30, 2023, we entered into the Term Loan, which provides for an aggregate commitment of $100.0 million to the Borrowers. The proceeds were used to pay down the balance of the Company's Revolving Credit Facility and for other general corporate purposes. During the period ended April 30, 2023, we had net borrowings under our Revolving Credit Facility of $82.0 million as compared to net borrowings of $152.0 million during the period ended April 30, 2022. During the period ended April 30, 2022, we issued 2020-A Class C VIE asset backed notes resulting in net proceeds to us of approximately $62.5 million, net of transaction costs. The proceeds from the 2020-A VIE asset-backed notes were used to partially pay down the balance of the Company's Revolving Credit Facility. Cash collections from the securitized receivables were used to make payments on asset-backed notes of approximately $102.6 million during the three months ended April 30, 2022 compared to approximately $134.5 million in the comparable prior year period.
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

The asset-backed notes outstanding as of April 30, 2023 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class B Notes	$66,090	$65,635	$26,426	11/23/2021	5/15/2026	2.87%	3.74%
2021-A Class C Notes	63,890	63,450	57,994	11/23/2021	5/15/2026	4.59%	5.16%
2022-A Class A Notes	275,600	273,731	48,734	7/21/2022	12/15/2026	5.87%	9.77%
2022-A Class B Notes	132,090	129,050	132,090	7/21/2022	12/15/2026	9.52%	10.51%
2022-A Class C Notes	63,090	43,737	63,090	11/30/2022	12/15/2026	—%	19.74%
Total	$600,760	$575,603	$328,334
(1)After giving effect to debt issuance costs.
(2)For the three months ended April 30, 2023, and inclusive of the impact of changes in timing of actual and expected cash flows.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2023, under our Revolving Credit Facility, we had immediately available borrowing capacity of $214.0 million, net of standby letters of credit issued of $22.2 million and an additional $207.7 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.
On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan Agreement. Under the Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of SOFR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 2.1% for the three months ended April 30, 2023.
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
Debt Covenants. On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan and Security Agreement, dated as of March 29, 2021, which waived testing of the interest coverage covenants beginning with the third quarter of fiscal year 2023 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2024 (unless earlier terminated pursuant to the terms of the Amendment). After giving effect to the foregoing amendment, as of April 30, 2023, we were in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at April 30, 2023 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	1.90:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.27:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$50.7 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.5 million per store (before tenant improvement allowances). In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened three new standalone stores during the three months ended April 30, 2023. Our anticipated capital expenditures for the remainder of fiscal year 2024 are between $40.0 million and $45.0 million, which includes expenditures for new stores and distribution centers we plan to open in fiscal year 2024.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of April 30, 2023, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $214.0 million under our Revolving Credit Facility and (ii) $14.1 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of April 30, 2023:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$221,490	$14,645	$206,845	$—	$—
Term Loan	$125,493	12,390	113,103	—	—
2021-A Class B Notes (2)	28,160	758	27,402	—	—
2021-A Class C Notes (2)	64,083	2,662	61,421	—	—
2022-A Class A Notes (2)	56,956	2,861	54,095	—	—
2022-A Class B Notes (2)	168,230	12,575	155,655	—	—
2022-A Class C Notes (2)	63,090	—	63,090	—	—
Financing lease obligations	5,432	1,123	1,369	560	2,380
Operating leases:
Real estate	636,438	100,196	180,374	144,192	211,676
Equipment	32	13	19	—	—
Contractual commitments (3)	103,822	97,881	5,306	635	—
Total	$1,473,226	$245,104	$868,679	$145,387	$214,056
(1)Estimated interest payments are based on the outstanding balance as of April 30, 2023 and the interest rate in effect at that time.
(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments primarily include commitments to purchase inventory of $77.7 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. As of April 30, 2023 and January 31, 2023, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the indenture that governs the asset-backed notes on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of April 30, 2023 and January 31, 2023, and a summarized Statement of Operations on a consolidated basis for the three months ended April 30, 2023. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of April 30, 2023 and January 31, 2023, and for the three months ended April 30, 2023:

(in thousands)	April 30, 2023	January 31, 2023
Assets
Cash, cash equivalents and restricted cash	$16,229	$21,644
Customer accounts receivable	198,765	169,994
Inventories	236,789	240,783
Net due from non-guarantor subsidiary	—	4,654
Other current assets	108,741	108,260
Total current assets	560,524	545,335
Long-term portion of customer accounts receivable	243,636	207,479
Property and equipment, net	207,869	218,956
Right of use assets, net	279,905	262,104
Other assets	12,817	15,004
Total assets	$1,304,751	$1,248,878

Liabilities
Current portion of debt	$869	$937
Lease liability operating - current	58,851	53,208
Net due to non-guarantor subsidiary	32	—
Other liabilities	156,698	164,482
Total current liabilities	216,450	218,627
Lease liability operating - non current	346,666	331,109
Long-term debt	303,460	225,289
Other long-term liabilities	23,713	22,343
Total liabilities	$890,289	$797,368

Three Months Ended April 30, 2023
Net sales and finances charges	$256,101
Servicing fee revenue from non-guarantor subsidiary	9,576
Total revenues	265,677
Total costs and expenses	297,587
Net loss	$(31,910)

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered “critical accounting policies” because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our Condensed Consolidated Financial Statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. Other than with respect to the additional policy below, the description of critical accounting policies is included in our 2023 Form 10-K, filed with the SEC on March 29, 2023.
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
During the three months ended April 30, 2023, loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to SOFR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowing or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit on the Revolving Credit Facility in the immediately preceding quarter. Accordingly, changes in our quarterly total leverage ratio and SOFR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of April 30, 2023, the balance outstanding under our Revolving Credit Facility was $206.0 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $2.1 million over a 12-month period, based on the outstanding balance at April 30, 2023.

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
For the quarter ended April 30, 2023, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
The information set forth in Note 6, Contingencies, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2023 Form 10-K.

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

3.1
Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Third Amended and Restated Bylaws of Conn’s, Inc. effective as of December 7, 2020 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2020)

10.1

Term Loan and Security Agreement, dated as of February 21, 2023, among Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, Pathlight Capital LP, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as lead arranger and sole bookrunner, and the financial institutions party thereto, as lenders (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc.'s Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on February 24, 2023).

10.2
Amendment No. 2 to Fifth Amended and Restated Loan and Security Agreement, dated as of February 21, 2023, among Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, as lenders (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc.'s Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on February 24, 2023).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101*	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2024, filed with the SEC on June 1, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2023 and January 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three months ended April 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended April 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2023 and 2022 and (v) the notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	June 1, 2023

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)