Form 10-Q
period 2023-07-31
CONNS INC
filed 2023-08-30
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 23, 2023:

Class	Outstanding
Common stock, $0.01 par value per share	24,339,413

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2023

This Quarterly Report on Form 10-Q includes our trademarks such as “Conn’s,” “Conn’s HomePlus,” “YE$ YOU’RE APPROVED,” “YES Money,” “YE$ Money,” “YES Lease,” “YE$ Lease,” “Dreamspot,” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc.  This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners.  Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.
References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s, Inc. and, as apparent from the context, its consolidated bankruptcy-remote variable-interest entities (“VIEs”), and its wholly-owned subsidiaries.

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	July 31, 2023	January 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,560	$19,534
Restricted cash (includes VIE balances of $26,910 and $38,727, respectively)	29,020	40,837
Customer accounts receivable, net of allowances (includes VIE balances of $190,394 and $251,689, respectively)	426,223	421,683
Other accounts receivable	62,437	56,887
Inventories	234,478	240,783
Income taxes receivable	38,976	38,436
Prepaid expenses and other current assets	13,962	12,937
Total current assets	813,656	831,097
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $80,561 and $181,575, respectively)	368,238	389,054
Property and equipment, net	221,881	218,956
Operating lease right-of-use assets	284,457	262,104
Other assets	13,971	15,004
Total assets	$1,702,203	$1,716,215
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt and current finance lease obligations	$9,039	$937
Accounts payable	72,451	71,685
Accrued compensation and related expenses	14,107	13,285
Accrued expenses	78,180	69,334
Operating lease liability - current	60,294	53,208
Income taxes payable	2,732	2,869
Deferred revenues and other credits	10,943	11,043
Total current liabilities	247,746	222,361
Operating lease liability - non current	349,654	331,109
Long-term debt and finance lease obligations (includes VIE balances of $234,268 and $410,790, respectively)	639,950	636,079
Deferred tax liability	1,952	2,041
Other long-term liabilities	23,579	22,215
Total liabilities	1,262,881	1,213,805
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 33,692,863 and 33,378,998 shares issued, respectively)	336	334
Treasury stock (at cost; 9,404,920 shares and 9,404,920 shares issued, respectively)	(193,370)	(193,370)
Additional paid-in capital	161,044	155,523
Retained earnings	471,312	539,923
Total stockholders’ equity	439,322	502,410
Total liabilities and stockholders’ equity	$1,702,203	$1,716,215
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenues:
Product sales	$222,614	$255,449	$426,098	$505,422
Repair service agreement commissions	18,757	21,615	35,662	41,452
Service revenues	2,274	2,448	4,432	4,901
Total net sales	243,645	279,512	466,192	551,775
Finance charges and other revenues	63,261	67,120	125,284	134,677
Total revenues	306,906	346,632	591,476	686,452
Costs and expenses:
Cost of goods sold	153,985	182,718	301,918	361,100
Selling, general and administrative expense	134,974	130,142	264,212	262,925
Provision for bad debts	33,302	27,226	62,211	41,956
Charges and credits, net	—	(1,484)	(807)	(1,484)
Total costs and expenses	322,261	338,602	627,534	664,497
Operating (loss) income	(15,355)	8,030	(36,058)	21,955
Interest expense	16,787	6,808	33,166	12,329
(Loss) income before income taxes	(32,142)	1,222	(69,224)	9,626
Provision (benefit) for income taxes	1,375	(907)	(327)	1,276
Net (loss) income	$(33,517)	$2,129	$(68,897)	$8,350
(Loss) income per share:
Basic	$(1.39)	$0.09	$(2.85)	$0.34
Diluted	$(1.39)	$0.09	$(2.85)	$0.34
Weighted average common shares outstanding:
Basic	24,190,035	23,833,100	24,162,550	24,306,524
Diluted	24,190,035	23,916,269	24,162,550	24,461,836

See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except for number of shares)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2023	33,378,998	$334	$155,523	$539,923	(9,404,920)	$(193,370)	$502,410
Adoption of ASU 2022-02	—	—	—	286	—	—	286
Exercise of options and vesting of restricted stock, net of withholding tax	166,571	2	(929)	—	—	—	(927)
Issuance of common stock under Employee Stock Purchase Plan	30,856	—	154	—	—	—	154
Stock-based compensation	—	—	2,964	—	—	—	2,964
Net loss	—	—	—	(35,380)	—	—	(35,380)
Balance April 30, 2023	33,576,425	$336	$157,712	$504,829	(9,404,920)	$(193,370)	$469,507
Exercise of options and vesting of restricted stock, net of withholding tax	62,760	—	(27)	—	—	—	(27)
Issuance of common stock under Employee Stock Purchase Plan	53,678	—	169	—	—	—	169
Stock-based compensation	—	—	3,190	—	—	—	3,190
Net loss	—	—	—	(33,517)	—	—	(33,517)
Balance July 31, 2023	33,692,863	$336	$161,044	$471,312	(9,404,920)	$(193,370)	$439,322

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2022	33,015,053	$330	$140,419	$599,215	(6,088,920)	$(125,145)	$614,819
Exercise of options and vesting of restricted stock, net of withholding tax	163,032	2	(2,029)	—	—	—	(2,027)
Issuance of common stock under Employee Stock Purchase Plan	14,192	—	194	—	—	—	194
Stock-based compensation	—	—	3,409	—	—	—	3,409
Common stock repurchase	—	—	—	—	(3,316,000)	(68,225)	(68,225)
Net income	—	—	—	6,221	—	—	6,221
Balance April 30, 2022	33,192,277	$332	$141,993	$605,436	$(9,404,920)	$(193,370)	$554,391
Exercise of options and vesting of restricted stock, net of withholding tax	49,931	—	(83)	—	—	—	(83)
Issuance of common stock under Employee Stock Purchase Plan	31,248	—	216	—	—	—	216
Stock-based compensation	—	—	3,224	—	—	—	3,224
Net income	—	$—	$—	$2,129	—	$—	$2,129
Balance July 31, 2022	33,273,456	$332	$145,350	$607,565	(9,404,920)	$(193,370)	$559,877
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(68,897)	$8,350
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	23,910	22,781
Impairment of long lived assets	3,500	—
Change in right-of-use asset	28,865	19,409
Amortization of debt issuance costs	7,033	2,863
Provision for bad debts and uncollectible interest	80,740	61,521
Stock-based compensation expense	6,153	6,633
Charges and credits, net	(807)	(1,484)
Deferred income taxes	(173)	25
Loss on disposal of property and equipment	2,820	441
Tenant improvement allowances received from landlords	10,918	8,048
Change in operating assets and liabilities:
Customer accounts receivable	(63,838)	(5,666)
Other accounts receivables	(5,808)	6,902
Inventories	6,305	(16,126)
Other assets	681	(825)
Accounts payable	766	2,987
Accrued expenses	5,606	(22,373)
Operating leases	(34,755)	(28,288)
Income taxes	(1,136)	(166)
Deferred revenues and other credits	1,723	(2,206)
Net cash provided by operating activities	3,606	62,826
Cash flows from investing activities:
Purchases of property and equipment	(30,031)	(35,146)
Net cash used in investing activities	(30,031)	(35,146)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	407,690
Payments on asset-backed notes	(183,667)	(174,437)
Borrowings under revolving credit facility	412,385	662,364
Payments on revolving credit facility	(228,385)	(811,364)
Payments of debt issuance costs and amendment fees	(3,874)	(5,634)
Proceeds from stock issued under employee benefit plans	325	410
Tax payments associated with equity-based compensation transactions	(953)	(2,110)
Purchase of treasury stock	—	(71,696)
Other	7,802	(429)
Net cash provided by financing activities	3,633	4,794
Net change in cash, cash equivalents and restricted cash	(22,792)	32,474
Cash, cash equivalents and restricted cash, beginning of period	60,371	39,637
Cash, cash equivalents and restricted cash, end of period	$37,579	$72,111
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$49,469	$21,729
Property and equipment purchases not yet paid	$21,323	$15,184
Accrual for purchase of treasury stock	$—	$(3,471)
Supplemental cash flow data:
Cash interest paid	$11,741	$8,340
Cash income taxes paid, net	$1,185	$1,418
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
We operate two reportable segments: retail and credit. Our retail stores bear the “Conn’s HomePlus” name with all of our stores providing the same products and services to a common customer group. Our stores follow the same procedures and methods in managing their operations. Our retail business and credit business are operated independently from each other. The credit segment is dedicated to providing short and medium-term financing to our retail customers. The retail segment is not involved in credit approval decisions or collection efforts. Our management evaluates performance and allocates resources based on the operating results of the retail and credit segments.
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
Reclassification of prior year presentation. Certain prior year amounts have been reclassified for consistency with the current year presentation.
Fiscal Year. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Principles of Consolidation. The Condensed Consolidated Financial Statements include the accounts of Conn’s, Inc. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Variable Interest Entities (VIE). VIEs are consolidated if the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has (i) the power to direct the activities that most significantly impact the performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents. As of July 31, 2023 and January 31, 2023, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $4.4 million and $5.2 million as of July 31, 2023 and January 31, 2023, respectively.
Restricted Cash. The restricted cash balance as of July 31, 2023 and January 31, 2023 includes $21.7 million and $33.6 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $5.2 million and $5.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At July 31, 2023 and January 31, 2023, there was $7.9 million and $8.1 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At July 31, 2023 and January 31, 2023, the carrying value of customer accounts receivable in non-accrual status was $8.2 million and $7.9 million, respectively. At July 31, 2023 and January 31, 2023, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $78.3 million and $92.2 million, respectively. At July 31, 2023 and January 31, 2023, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $7.5 million and $7.1 million, respectively, were included within the customer receivables balance carried in non-accrual status.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

over the life of our historic loan portfolio by loan pool type. We revisit our measurement methodology and assumption annually, or more frequently if circumstances warrant.
As of July 31, 2023 and January 31, 2023, the balance of allowance for doubtful accounts and uncollectible interest for non-restructured customer receivables was $131.0 million and $150.6 million, respectively. As of July 31, 2023 and January 31, 2023, the amount included in the allowance for doubtful accounts associated with principal and interest on restructured accounts was $32.8 million and $33.6 million, respectively.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with short and long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $6.1 million and $5.4 million as of July 31, 2023 and January 31, 2023, respectively.
Income Taxes. For the six months ended July 31, 2023 and 2022, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2024 and 2023 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the six months ended July 31, 2023 and 2022, the effective tax rate was 0.5% and 13.3%, respectively. The primary factor affecting the decrease in our effective tax rate for the six months ended July 31, 2023 was the impact of a valuation allowance.
Stock-based Compensation. During the six months ended July 31, 2023, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of $11.0 million. The PSUs will vest in fiscal year 2027, if at all, upon certification by the Compensation Committee of the Board of Directors of satisfaction of certain total stockholder return performance conditions over the three fiscal years commencing with fiscal year 2024. The RSUs will vest ratably, over periods of three years from the date of grant.
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
The following table sets forth the RSUs and PSUs granted during the three and six months ended July 31, 2023 and 2022:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
RSUs (1)	436,763	82,206	1,183,175	476,586
PSUs (2)	—	—	174,290	176,509
Total stock awards granted	436,763	82,206	1,357,465	653,095
Aggregate grant date fair value (in thousands)	$1,828	$1,071	$10,985	$15,762
(1)The RSUs issued during the three and six months ended July 31, 2023 and 2022 are scheduled to vest ratably over periods of three years to four years from the date of grant with the exception of RSU grants issued to the Board of Directors.
(2)The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the six months ended July 31, 2023 included expected volatility of 73.0%, an expected term of 3 years and risk-free interest rate of 3.75%.  No dividend yield was included in the weighted-average assumptions for the PSUs granted during the six months ended July 31, 2023. The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the six months ended July 31, 2022 included expected volatility of 78.0%-80.0%, an expected term of 3 years and risk-free interest rate of 1.39%-2.58%. No dividend yield was included in the weighted average assumptions for the PSUs granted during the six months ended July 31, 2022.
For the three months ended July 31, 2023 and 2022, stock-based compensation expense was $3.2 million and $3.2 million, respectively. For the six months ended July 31, 2023 and 2022, stock-based compensation expense was $6.2 million and $6.6 million, respectively.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Weighted-average common shares outstanding - Basic	24,190,035	23,833,100	24,162,550	24,306,524
Dilutive effect of stock options, PSUs and RSUs	—	83,169	—	155,312
Weighted-average common shares outstanding - Diluted	24,190,035	23,916,269	24,162,550	24,461,836
For the three months ended July 31, 2023 and 2022, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 2,226,807 and 1,548,376, respectively. For the six months ended July 31, 2023 and 2022, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 2,176,844 and 1,234,872 respectively.
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility and Term Loan approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At July 31, 2023, the fair value of the asset backed notes was $234.6 million as compared to the carrying value of $247.9 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the six months ended July 31, 2023, we recognized $3.8 million of revenue for customer deposits deferred as of January 31, 2023. During the six months ended July 31, 2023, we recognized $1.5 million of revenue for RSA administrative fees deferred as of January 31, 2023.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Adopted.
Financial Instruments - Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued Accounting Standards Update ("ASU") 2022-02 ("ASU 2022-02"), Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, an update that eliminates the accounting guidance for troubled debt restructurings ("TDR") by creditors in Accounting Standard Codification 310 - Receivables ("ASC 310-40") while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Under ASU 2022-02, the use of a discounted cash flow method is no longer required when measuring expected credit losses on modified loans. The ASU also refines existing credit-related disclosures by requiring disclosure of current-period gross charge-offs of receivables by year of origination. The amendments in the ASU are to be applied prospectively to modifications and disclosures of gross charge-offs, and, as such, there will be no comparative disclosures to prior periods until such time as both periods disclosed are subject to the new guidelines. However, adoption on a modified retrospective basis is permitted for the effect on the allowance for credit losses related to the elimination of the TDR recognition and measurement guidance. The ASU became effective for the Company on February 1, 2023. Upon adoption, the Company recorded an adjustment to reduce the beginning balance of its allowance for credit losses by $0.4 million to reflect the elimination of the measurement guidance related to TDRs with an offsetting increase, net of tax, to beginning retained earnings.

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	July 31, 2023	January 31, 2023
Customer accounts receivable (1)(2)	$987,102	$1,025,364
Deferred fees and origination costs, net	(11,342)	(11,699)
Allowance for no-interest option credit programs	(17,624)	(18,753)
Allowance for uncollectible interest and fees	(16,251)	(20,007)
Carrying value of customer accounts receivable	941,885	974,905
Allowance for credit losses (3)	(147,424)	(164,168)
Carrying value of customer accounts receivable, net of allowance for credit losses	794,461	810,737
Short-term portion of customer accounts receivable, net	(426,223)	(421,683)
Long-term customer accounts receivable, net	$368,238	$389,054
(1)As of July 31, 2023 and January 31, 2023, the customer accounts receivable balance included $21.9 million and $27.5 million, respectively, in interest receivable. Interest receivable outstanding, net of the allowance for uncollectible interest, as of July 31, 2023 and January 31, 2023 was $7.7 million and $7.5 million, respectively.
(2)As of July 31, 2023 and January 31, 2023, the carrying value of customer accounts receivable past due one day or greater was $269.0 million and $290.4 million, respectively. Further, the carrying value of customer accounts receivable which received a re-age at least once during the lifetime of the loan was $150.0 million and $160.9 million as of July 31, 2023 and January 31, 2023, respectively.
(3)As of July 31, 2023 and January 31, 2023, the allowance for credit losses is presented net of recovery receivables of $48.7 million and $47.4 million, respectively.
The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	July 31, 2023	January 31, 2023
Customer accounts receivable - current	$511,210	$517,611
Allowance for credit losses for customer accounts receivable - current	(84,987)	(95,928)
Customer accounts receivable, net of allowances	426,223	421,683
Customer accounts receivable - non current	446,986	477,301
Allowance for credit losses for customer accounts receivable - non current	(78,748)	(88,247)
Long-term portion of customer accounts receivable, net of allowances	368,238	389,054
Total customer accounts receivable, net	$794,461	$810,737

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

	Six Months Ended July 31, 2023			Six Months Ended July 31, 2022
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$150,579	$33,595	$184,174	$165,044	$43,976	$209,020
ASU 2022-02 Adjustment	—	(372)	(372)	—	—	—
Adjusted allowance at beginning of period	150,579	33,223	183,802	165,044	43,976	209,020
Provision for credit loss expense (1)	61,346	19,133	80,479	45,326	15,607	60,933
Principal charge-offs (2)	(77,703)	(18,783)	(96,486)	(65,919)	(23,882)	(89,801)
Interest charge-offs	(18,448)	(4,459)	(22,907)	(15,887)	(5,756)	(21,643)
Recoveries (2)	15,220	3,679	18,899	15,610	5,656	21,266
Allowance at end of period	$130,994	$32,793	$163,787	$144,174	$35,601	$179,775
Average total customer portfolio balance	$911,367	$82,839	$994,206	$982,639	$92,262	$1,074,901
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
We manage our customer accounts receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by calendar year of origination. The information is presented as of July 31, 2023:

(in thousands)
Delinquency Bucket	2023	2022	2021	2020	Prior	Total	% of Total
Current	$299,374	$258,009	$101,561	$11,766	$2,138	$672,848	71.4%
1-30	33,704	52,923	29,585	5,416	1,567	123,195	13.1%
31-60	10,858	17,252	10,266	2,271	830	41,477	4.4%
61-90	6,152	10,861	6,556	1,464	549	25,582	2.7%
91+	8,835	39,312	23,249	5,416	1,971	78,783	8.4%
Total	$358,923	$378,357	$171,217	$26,333	$7,055	$941,885	100.0%
Gross Charge-offs for the six months ended July 31, 2023	$390	$41,067	$39,320	$10,220	$5,489	$96,486
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the amortized cost basis of loans modified during the three and six months ended July 31, 2023 (since the adoption of ASU 2022-02) to borrowers experiencing financial difficulty disaggregated by modification type:

(in thousands)	Three Months Ended July 31, 2023
Modification Type	Carrying Value	% of Carrying Value of Customer Accounts Receivable
Significantly re-aged	$13,098	1.3%
Balance forgiveness	104	—%
Refinance	190	—%
Combination - significantly re-aged & balance forgiveness	75	—%
Total modifications	$13,467	1.3%

(in thousands)	Six Months Ended July 31, 2023
Modification Type	Carrying Value	% of Carrying Value of Customer Accounts Receivable
Significantly re-aged	$27,250	2.8%
Balance forgiveness	180	—%
Refinance	364	—%
Combination - significantly re-aged & balance forgiveness	265	—%
Total modifications	$28,059	2.8%
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
The Company monitors the performance of modified loans to borrowers experiencing financial difficulty. The following tables depict the delinquency distribution of loans that were modified on or after February 1, 2023, the date we adopted ASU 2022-02:

(in thousands)	Three Months Ended July 31, 2023
	Current	1 - 30	31 - 60	61 - 90	91+	Total
Significantly re-aged	$8,970	$2,997	$1,012	$43	$76	$13,098
Balance forgiveness	22	7	15	10	50	104
Refinance	123	38	22	7	—	190
Combination - significantly re-aged & balance forgiveness	49	23	3	—	—	75
Total	$9,164	$3,065	$1,052	$60	$126	$13,467

(in thousands)	Six Months Ended July 31, 2023
	Current	1 - 30	31 - 60	61 - 90	91+	Total
Significantly re-aged	$14,689	$5,985	$2,942	$1,618	$2,016	$27,250
Balance forgiveness	34	18	30	11	87	180
Refinance	185	83	44	26	26	364
Combination - significantly re-aged & balance forgiveness	101	51	38	37	38	265
Total	$15,009	$6,137	$3,054	$1,692	$2,167	$28,059

During the three and six months ended July 31, 2023, the Company charged off $1.2 million and $1.3 million, respectively, of balances on loans that were significantly re-aged or received balance forgiveness.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables describe the financial effect of the modifications made to customers experiencing financial difficulty:

Three Months ended July 31, 2023
Significantly re-aged
Payment delay duration (in months)	4 to 8
Balance forgiveness
Balance forgiven (in thousands)	$12
Refinance
Weighted-average interest rate reduction	7.22%
Term extension duration (in months)	27
Balance forgiven (in thousands)	$14
Combination - significantly re-aged & balance forgiveness
Payment delay duration (in months)	4 to 8
Balance forgiven (in thousands)	$7

Six Months ended July 31, 2023
Significantly re-aged
Payment delay duration (in months)	4 to 8
Balance forgiveness
Balance forgiven (in thousands)	$37
Refinance
Weighted-average interest rate reduction	6.32%
Term extension duration (in months)	27
Balance forgiven (in thousands)	$24
Combination - significantly re-aged & balance forgiveness
Payment delay duration (in months)	4 to 8
Balance forgiven (in thousands)	$34

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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     Charges and Credits, net
Charges and credits consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Lease termination	$—	$(1,484)	$—	$(1,484)
Store closure	—	—	2,340	—
Asset sale	—	—	(3,147)	—
Total charges and credits, net	$—	$(1,484)	$(807)	$(1,484)

During the six months ended July 31, 2023, we recognized a $3.1 million gain related to the sale of a single store location net of asset disposal costs. Furthermore, we recognized $2.3 million in store closure costs related to the impairment of assets associated with the decision to end the store-within-a-store test with Belk, Inc. During the three and six months ended July 31, 2022, we recognized a $1.5 million gain related to the termination of a lease for a single store location.

4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Interest income and fees	$57,056	$61,760	$114,245	$124,474
Insurance income	5,367	5,087	9,807	9,659
Other revenues	838	273	1,232	544
Total finance charges and other revenues	$63,261	$67,120	$125,284	$134,677
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
During the three months ended July 31, 2023 and 2022, interest income and fees reflected provisions for uncollectible interest of $10.0 million and $10.3 million, respectively. During the six months ended July 31, 2023 and 2022, interest income and fees reflected provisions for uncollectible interest of $18.8 million and $19.6 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	July 31, 2023	January 31, 2023
Revolving credit facility	$308,000	$221,000
Term Loan	100,000	—
Delayed Draw Term Loan	—	—
2021-A VIE Asset-backed Class B Notes	—	54,597
2021-A VIE Asset-backed Class C Notes	56,452	63,890
2022-A VIE Asset-backed Class A Notes	—	117,935
2022-A VIE Asset-backed Class B Notes	128,392	132,090
2022-A VIE Asset-backed Class C Notes	63,090	63,090
Financing lease obligations and other short-term debt	12,939	5,226
Total debt and financing lease obligations	668,873	657,828
Less:
Deferred debt issuance costs	(19,884)	(20,812)
Current maturities of long-term debt and financing lease obligations	(9,039)	(937)
Long-term debt and financing lease obligations	$639,950	$636,079
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
The asset-backed notes outstanding as of July 31, 2023 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class C	$63,890	$63,450	$56,452	11/23/2021	5/15/2026	4.59%	5.15%
2022-A Class B	132,090	129,050	128,392	7/21/2022	12/15/2026	9.52%	10.64%
2022-A Class C	63,090	43,737	63,090	11/30/2022	12/15/2026	—%	21.40%
Total	$259,070	$236,237	$247,934
(1)After giving effect to debt issuance costs.
(2)Effective interest rate is inclusive of the impact of changes in timing of actual and expected cash flows, calculated on an annualized basis.

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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2023, under our Revolving Credit Facility, we had immediately available borrowing capacity of $181.1 million, net of standby letters of credit issued of $25.2 million, and an additional $135.7 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.
On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan Agreement. Under the Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The Amendment also waived testing of the interest coverage covenants beginning with the third quarter of fiscal year 2023 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2024 (unless earlier terminated pursuant to the terms of the Amendment). After giving effect to the foregoing amendment, as of July 31, 2023, we were in compliance with the covenants in our Revolving Credit Facility.
On February 21, 2023, the Company, the Borrowers, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the required lenders party thereto entered into the second amendment (the “Second Amendment”) to the Fifth Amended and Restated Loan Agreement. The Second Amendment, among other things, permits the Company and the Borrowers to enter into the Term Loan (as defined below) and made certain changes conforming to the Term Loan.The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 8.4% for the six months ended July 31, 2023.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, borrow from immediately available borrowing capacity above certain limits and without maintaining minimum liquidity, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. We are restricted from making distributions as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Term Loan and Security Agreement. On February 21, 2023, Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers (the “Borrowers”), entered into a second-lien term loan and security agreement (the “Term Loan,” and together with the Fifth Amended and Restated Loan Agreement, the “Senior Loan Agreements”) with Pathlight Capital LP, as administrative agent and collateral agent, and the financial institutions party thereto, as lenders (the “Lenders”). The Term Loan provides for an aggregate commitment of $100.0 million to the Borrowers pursuant to a three-year secured term loan credit facility, which was fully drawn on February 21, 2023. Outstanding loans under the Term Loan will bear interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Term Loan), subject to a 4.80% floor, plus a margin of 7.50%. The obligations of the Borrowers under the Term Loan are guaranteed by the Company and certain of the Borrowers’ subsidiaries. The Borrowers are required to make quarterly scheduled amortization payments of the Term Loan prior to the maturity thereof in an amount equal to $1.25 million. The Term Loan is secured by liens (subject, in the case of priority, to the liens under the Fifth Amendment and Restated Loan Agreement) on substantially all of the assets of the Borrowers and their subsidiaries, subject to customary exceptions.
The Borrowers may elect to prepay all or any portion of the amounts owed under the Term Loan, subject to a prepayment fee. The Borrowers are required to make mandatory prepayments of amounts owed under the Term Loan in an amount equal to (a) 100% of the proceeds received as a result of any of the following events, subject to certain adjustments: (i) the issuance of any equity securities by the Company pursuant to the exercise of an equity cure under the Term Loan that the Company contributes as additional common equity contributions to any Borrower; and (ii) the receipt by the Company, the Borrowers or any of their affiliates of any portion of the CARES Act Tax Refund Proceeds (as defined in the Term Loan), subject to a cap and (b) the

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amount by which the outstanding loans under the Term Loan are in excess of the sum of the (i) revolving borrowing base and (ii) term loan push-down reserve (if any) then maintained against the revolving borrowing base. Voluntary and mandatory prepayments will be applied to the remaining scheduled installments of principal due in respect of the Term Loan in the inverse order of maturity.
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
Delayed Draw Term Loan and Security Agreement. On July 31, 2023, Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers (the “Borrowers”), entered into a delayed draw term loan and security agreement (the “Delayed Draw Term Loan”) with Stephens Investments Holdings LLC (“Stephens Investments”) and Stephens Group, LLC and the other lenders party thereto from time to time (the “Lenders”), and Stephens Investments, as administrative agent. The Delayed Draw Term Loan provides for an aggregate commitment of $50.0 million, of which the total commitment is available to be funded in one or a series of borrowings until February 20, 2026, with the Delayed Draw Term Loan to mature on May 22, 2026.
Outstanding loans under the Delayed Draw Term Loan will bear interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Delayed Draw Term Loan), subject to a 5.00% floor, plus a margin of 10.00%, which shall be payable monthly in arrears in cash except to the extent such payment in cash would result in a default or event of default under any of the Senior Loan Agreements, in which case such portion may be paid-in-kind and added to the outstanding principal amount of the term loans. Amounts under the Delayed Draw Term Loan that remain undrawn are subject to a commitment fee payable monthly based on the undrawn portion of the Delayed Draw Term Loan at a rate of 5.00% per annum. Furthermore, in connection with the funding of each delayed draw term loan under the Delayed Draw Term Loan and on the terms and subject to the conditions of the Delayed Draw Term Loan, including the Share Cap (which equals 19.99% of the shares of common stock in the Company issued and outstanding as of the date of the Delayed Draw Term Loan), the Company will issue to or as directed by the Lenders warrants to purchase a number of shares of common stock of the Company equal to 20% of the aggregate principal amount of such delayed draw term loan funded by a such Lender divided by the exercise price (as defined by the loan agreement). The obligations of the Borrowers under the Delayed Draw Term Loan are guaranteed by the Company and certain of the Borrowers’ subsidiaries. The Borrowers are not required to make any amortization or other payments (whether voluntary or mandatory) of principal under the Delayed Draw Term Loan until the maturity date. The Delayed Draw Term Loan is secured by liens (subject, in the case of priority, to the liens under the Fifth Amendment and Restated Loan) on substantially all of the assets of the Borrowers and their subsidiaries, subject to customary exceptions.
Proceeds from borrowings made under the Delayed Draw Term Loan may be used by the Borrowers for working capital and other lawful corporate purposes. The Borrowers may elect to prepay all or any portion of the amounts owed under the Delayed Draw Term Loan, without a premium or penalty, subject to certain conditions, including pro forma compliance with a fixed charge coverage ratio test and reduction of the outstanding principal amount under the Second-Lien Loan Agreement to an amount equal to $40.0 million.
The Delayed Draw Term Loan contains customary covenants regarding the Borrowers and their subsidiaries that are generally based upon and are comparable to those contained in the Senior Loan Agreements including, without limitation: financial covenants, such as a maximum leverage ratio; and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions and, where applicable, cushions to the Senior Loan Agreements. The Delayed Draw Term Loan also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-acceleration to the Senior Loan Agreements, cross-defaults to the warrants and certain other agreements (other than the Senior Loan Agreements as defined in the indenture), and change of control.
Stephens Inc, and its affiliates, and The Stephens Group LLC, and its affiliates, are significant stockholders of the Company. Bob L. Martin, a member of the Company’s Board of Directors and Lead Independent Director, is an Operating Partner of The Stephens Group LLC, one of the Lenders under the Delayed Draw Term Loan; and Douglas H. Martin, a member of the

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s Board of Directors, is a Senior Executive Vice President of Stephens Inc., an affiliate of Stephens Investments Holdings LLC, one of the Lenders under the Delayed Draw Term Loan.
Supplier Credit Facility. On June 22, 2023, Conn's, Inc. entered into a Supplier Credit Facility agreement with Zenith Group Holdings, LLC. The Supplier Credit Facility agreement provides a credit line up to $7.0 million with a potential for additional capacity up to $25.0 million at the discretion of Zenith Group. Amounts outstanding under the Supplier Credit Facility are subject to SOFR plus spread per annum (as defined in the agreement), charged in 30 day increments, which will be charged only on utilized capital (no unused fees). The amount outstanding under our Supplier Credit Facility is included in Short term debt and current finance lease obligations within the Balance Sheet.
Debt Covenants. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at July 31, 2023 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Test Waived	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Test Waived	1.50:1.00
Leverage Ratio must not exceed maximum	2.17:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.67:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$53.4 million	$100.0 million
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	July 31, 2023	January 31, 2023
Assets:
Restricted cash	$26,910	$38,727
Due from Conn’s, Inc., net	1,343	—
Customer accounts receivable:
Customer accounts receivable	268,098	506,811
Restructured accounts	57,703	46,626
Allowance for uncollectible accounts	(52,656)	(105,982)
Allowance for no-interest option credit programs	(3)	(9,340)
Deferred fees and origination costs	(2,187)	(4,851)
Total customer accounts receivable, net	270,955	433,264
Total assets	$299,208	$471,991
Liabilities:
Accrued expenses	$2,151	$3,475
Other liabilities	5,498	4,578
Due to Conn’s, Inc., net	—	2,249

Long-term debt:
2021-A Class B Notes	—	54,597
2021-A Class C Notes	56,452	63,890
2022-A Class A Notes	—	117,935
2022-A Class B Notes	128,392	132,090
2022-A Class C Notes	63,090	63,090
	247,934	431,602
Less: deferred debt issuance costs	(13,666)	(20,812)
Total debt	234,268	410,790
Total liabilities	$241,917	$421,092
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
As of July 31, 2023, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended July 31, 2023
(in thousands)	Retail	Credit	Eliminations	Total
Revenues:
Furniture and mattress	$81,267	$—	$(624)	$80,643
Home appliance	90,584	—	(735)	89,849
Consumer electronics	26,941	—	(509)	26,432
Home office	8,982	—	(284)	8,698
Other	17,034	—	(42)	16,992
Product sales	224,808	—	(2,194)	222,614
Repair service agreement commissions	18,757	—	—	18,757
Service revenues	2,274	—	—	2,274
Total net sales	245,839	—	(2,194)	243,645
Finance charges and other revenues	497	63,091	(327)	63,261
Total revenues	246,336	63,091	(2,521)	306,906
Costs and expenses:
Cost of goods sold	155,242	579	(1,836)	153,985
Selling, general and administrative expense (1)	101,420	33,804	(250)	134,974
Provision for bad debts	93	33,209	—	33,302
Charges and credits	—	—	—	—
Total costs and expenses	256,755	67,592	(2,086)	322,261
Operating (loss)	(10,419)	(4,501)	(435)	(15,355)
Interest expense	107	16,680	—	16,787
(Loss) before income taxes	$(10,526)	$(21,181)	$(435)	$(32,142)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended July 31, 2022
(in thousands)	Retail	Credit	Eliminations	Total
Revenues:
Furniture and mattress	$86,320	$—	$—	$86,320
Home appliance	120,748	—	—	$120,748
Consumer electronics	31,860	—	—	$31,860
Home office	8,857	—	—	$8,857
Other	7,664	—	—	7,664
Product sales	255,449	—	—	255,449
Repair service agreement commissions	21,615	—	—	$21,615
Service revenues	2,448	—	—	2,448
Total net sales	279,512	—	—	279,512
Finance charges and other revenues	273	66,847		67,120
Total revenues	279,785	66,847	—	346,632
Costs and expenses:
Cost of goods sold	182,718	—	—	$182,718
Selling, general and administrative expense (1)	98,035	32,107	—	$130,142
Provision for bad debts	409	26,817	—	$27,226
Charges and credits	(1,484)	—	—	(1,484)
Total costs and expenses	279,678	58,924	—	338,602
Operating income	107	7,923	—	8,030
Interest expense	—	6,808	—	6,808
Income before income taxes	$107	$1,115	$—	$1,222

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended July 31, 2023
(in thousands)	Retail	Credit	Eliminations	Total
Revenues:
Furniture and mattress	$157,635	$—	$(866)	$156,769
Home appliance	172,850	—	(1,047)	$171,803
Consumer electronics	52,590	—	(757)	$51,833
Home office	16,608	—	(404)	$16,204
Other	29,548	—	(59)	$29,489
Product sales	429,231	—	(3,133)	426,098
Repair service agreement commissions	35,662	—	—	$35,662
Service revenues	4,432	—	—	$4,432
Total net sales	469,325	—	(3,133)	466,192
Finance charges and other revenues	1,015	124,878	(609)	125,284
Total revenues	470,340	124,878	(3,742)	591,476
Costs and expenses:
Cost of goods sold	303,804	694	(2,580)	$301,918
Selling, general and administrative expense (1)	197,245	67,467	(500)	$264,212
Provision for bad debts	199	62,012	—	$62,211
Charges and credits	(1,184)	—	377	$(807)
Total costs and expenses	500,064	130,173	(2,703)	627,534
Operating (loss)	(29,724)	(5,295)	(1,039)	(36,058)
Interest expense	107	33,059	—	$33,166
(Loss) before income taxes	$(29,831)	$(38,354)	$(1,039)	$(69,224)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended July 31, 2022
(in thousands)	Retail	Credit	Eliminations	Total
Revenues:
Furniture and mattress	$174,414	$—	$—	$174,414
Home appliance	230,476	—	—	230,476
Consumer electronics	65,464	—	—	65,464
Home office	19,046	—	—	19,046
Other	16,022	—	—	16,022
Product sales	505,422	—	—	505,422
Repair service agreement commissions	41,452	—	—	41,452
Service revenues	4,901	—	—	4,901
Total net sales	551,775	—	—	551,775
Finance charges and other revenues	544	134,133	—	134,677
Total revenues	552,319	134,133	—	686,452
Costs and expenses:
Cost of goods sold	361,100	—	—	361,100
Selling, general and administrative expense (1)	194,065	68,860	—	262,925
Provision for bad debts	588	41,368	—	41,956
Charges and credits	(1,484)	—	—	(1,484)
Total costs and expenses	554,269	110,228	—	664,497
Operating (loss) income	(1,950)	23,905	—	21,955
Interest expense	—	12,329	—	12,329
(Loss) income before income taxes	$(1,950)	$11,576	$—	$9,626

	July 31, 2023			July 31, 2022
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$621,451	$1,080,752	$1,702,203	$676,303	$1,078,506	$1,754,809

(1)For the three months ended July 31, 2023 and 2022, the amount of corporate overhead allocated to each segment reflected in SG&A expense was $8.8 million and $6.6 million, respectively. For the three months ended July 31, 2023 and 2022, the amount of reimbursement made to the retail segment by the credit segment was $6.2 million and $6.6 million, respectively. For the six months ended July 31, 2023 and 2022, the amount of corporate overhead allocated to each segment reflected in SG&A was $17.6 million and $16.2 million, respectively. For the six months ended July 31, 2023 and 2022, the amount of reimbursement made to the retail segment by the credit segment was $12.4 million and $13.4 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Subsequent Event
Asset-backed Note. On August 7, 2023, Conn’s, Inc., Conn’s Receivables Funding 2023-A, LLC, a newly formed special purpose entity that is indirectly owned by the Company (the “Issuer”), Conn Appliances Receivables Funding, LLC, an indirect wholly owned subsidiary of the Company (the “Depositor”), and Conn Appliances, Inc., a direct and wholly owned subsidiary of the Company (“Conn Appliances”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., MUFG Securities Americas Inc., Citizens JMP Securities, LLC and Regions Securities LLC (collectively, the “Initial Purchasers”), for the sale of the Issuer’s 8.01% $160.7 million Asset Backed Fixed Rate Notes, Class A, Series 2023-A (the “Class A Notes”), 10.00% $82.4 million Asset Backed Fixed Rate Notes, Class B, Series 2023-A (the “Class B Notes”) and 11.00% $30.6 million Asset Backed Fixed Rate Notes, Class C, Series 2023-A (the “Class C Notes” and, together with the Class A Notes and the Class B Notes, the “Purchased Notes”). The Issuer will also issue the Asset Backed Notes, Class R, Series 2023-A (the “Class R Notes” and, collectively with the Purchased Notes, the “Series 2023-A Notes”) The Class R Notes will be retained by the Depositor on the Closing Date. The Class R Notes do not have a principal amount or interest rate and were transferred to the Depositor on August 17, 2023 to satisfy the risk retention obligations of Conn Appliances. The Series 2023-A Notes were issued on August 17, 2023 (the “Closing Date”). The Series 2023-A Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any jurisdiction. The Purchased Series 2023-A Notes were sold initially to the Initial Purchasers and then reoffered and resold only (i) to “Qualified Institutional Buyers” as defined in Rule 144A under the Securities Act (“Rule 144A”) in transactions meeting the requirements of Rule 144A or (2) solely with respect to the Class A Notes, outside the United States to non-U.S. Persons in transactions in compliance with Regulation S under the Securities Act.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; expansion of our e-commerce business; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility or our Delayed Draw Term Loan, and proceeds from accessing debt or equity markets; the effects of epidemics or pandemics, including the COVID-19 pandemic; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Form 10-K”) and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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

Executive Summary
Total revenues were $306.9 million for the three months ended July 31, 2023 compared to $346.6 million for the three months ended July 31, 2022, a decrease of $39.7 million or 11.5%. Retail revenues were $246.3 million for the three months ended July 31, 2023 compared to $279.8 million for the three months ended July 31, 2022, a decrease of $33.4 million or 12.0%. The decrease in total retail revenue for the three months ended July 31, 2023 was primarily driven by a decrease in same store sales of 15.4%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products following several periods of excess consumer liquidity resulting in the acceleration of sales. The decrease in same store sales was partially offset by new store growth. Credit revenues were $63.1 million for the three months ended July 31, 2023 compared to $66.8 million for the three months ended July 31, 2022, a decrease of $3.7 million or 5.5%. The decrease in credit revenue was primarily due to a 6.4% decrease in the average outstanding balance of the customer accounts receivable portfolio.
Retail gross margin for the three months ended July 31, 2023 was 36.9%, an increase of 230 basis points from the 34.6% reported for the three months ended July 31, 2022. The year-over-year increase in retail gross margin was primarily driven by pricing and assortment changes, a more profitable product mix and normalizing freight costs. The increase was partially offset by the deleveraging of fixed distribution costs.

Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2023 was $135.0 million compared to $130.1 million for the three months ended July 31, 2022, an increase of $4.8 million or 3.7%. The SG&A increase in the retail segment was primarily due to an increase in occupancy which was offset by a decline in variable costs as well as a decline in labor costs resulting from cost savings initiatives. The SG&A increase in the credit segment was primarily due to an increase in general operating costs.
Provision for bad debts increased to $33.3 million for the three months ended July 31, 2023 from $27.2 million for the three months ended July 31, 2022, an overall change of $6.1 million. The year-over-year increase was primarily driven by a year-over-year increase in net charge-offs of $2.7 million during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. For the three months ended July 31, 2023, the allowance for bad debts was reduced by $5.6 million compared to a reduction in the allowance for bad debts of $9.3 million for the three months ended July 31, 2022. This resulted in an increase to the provision for bad debts of $3.7 million and was due primarily to a smaller decline in the customer account receivable portfolio balances in the current period.
Interest expense was $16.8 million for the three months ended July 31, 2023 and $6.8 million for the three months ended July 31, 2022, an increase of $10.0 million or 146.6%. The increase was driven by a higher average balance of debt and a higher effective interest rate.
Net loss for the three months ended July 31, 2023 was $33.5 million or $1.39 per diluted share, compared to net income of $2.1 million, or $0.09 per diluted share, for the three months ended July 31, 2022.
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
Company Initiatives
We delivered the following financial and operational results in the second quarter of fiscal year 2024 as compared to the prior fiscal year period (unless otherwise noted):
•Total consolidated revenue declined 11.5% to $306.9 million, due to a 12.8% decline in total net sales, and a 5.5% reduction in finance charges and other revenues;
•Same store sales decreased 15.4%;
•eCommerce sales increased 41.5% to a second quarter record of $27.2 million;
•Retail gross margin increased to 36.9% from 34.6% in the prior year;
•Credit applications increased by 30.6% year-over-year, which resulted in the first quarter of positive sales financed through Conn’s in-house credit offering in six quarters; and
•The Company improved its capital position and access to liquidity by closing a $50 million Delayed Draw Term Loan and closing a $273.7 million ABS transaction on August 17, 2023 demonstrating the Company’s ability to access the capital markets even during volatile market conditions.

Strategic Update
In response to challenging macroeconomic pressures, the Company continues to focus on its updated near-term strategic priorities:
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
•eCommerce enhancement. The Company completed the final phase of the eCommerce platform conversion, which further enhanced its digital capabilities and produced record second quarter eCommerce sales.
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

Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues:
Total net sales	$243,645	$279,512	$(35,867)	$466,192	$551,775	$(85,583)
Finance charges and other revenues	63,261	67,120	(3,859)	125,284	134,677	(9,393)
Total revenues	306,906	346,632	(39,726)	591,476	686,452	(94,976)
Costs and expenses:
Cost of goods sold	153,985	182,718	(28,733)	301,918	361,100	(59,182)
Selling, general and administrative expense	134,974	130,142	4,832	264,212	262,925	1,287
Provision for bad debts	33,302	27,226	6,076	62,211	41,956	20,255
Charges and credits, net	—	(1,484)	1,484	(807)	(1,484)	677
Total costs and expenses	322,261	338,602	(16,341)	627,534	664,497	(36,963)
Operating (loss) income	(15,355)	8,030	(23,385)	(36,058)	21,955	(58,013)
Interest expense	16,787	6,808	9,979	33,166	12,329	20,837
(Loss) income before income taxes	(32,142)	1,222	(33,364)	(69,224)	9,626	(78,850)
Provision (benefit) for income taxes	1,375	(907)	2,282	(327)	1,276	(1,603)
Net (loss) income	$(33,517)	$2,129	$(35,646)	$(68,897)	$8,350	$(77,247)
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

The following table represents total revenues, costs and expenses, operating (loss) income and (loss) income before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Revenues:
Product sales	$224,808	$255,449	$(30,641)	$429,231	$505,422	$(76,191)
Repair service agreement commissions	18,757	21,615	(2,858)	35,662	41,452	(5,790)
Service revenues	2,274	2,448	(174)	4,432	4,901	(469)
Total net sales	245,839	279,512	(33,673)	469,325	551,775	(82,450)
Finance charges and other	497	273	224	1,015	544	471
Total revenues	246,336	279,785	(33,449)	470,340	552,319	(81,979)
Costs and expenses:
Cost of goods sold	155,242	182,718	(27,476)	303,804	361,100	(57,296)
Selling, general and administrative expense (1)	101,420	98,035	3,385	197,245	194,065	3,180
Provision for bad debts	93	409	(316)	199	588	(389)
Charges and credits, net	—	(1,484)	1,484	(1,184)	(1,484)	300
Total costs and expenses	256,755	279,678	(22,923)	500,064	554,269	(54,205)
Operating (loss) income	$(10,419)	$107	$(10,526)	$(29,724)	$(1,950)	$(27,774)
Number of stores:
Beginning of period	171	161		168	158
Opened	4	2		7	5
End of period	175	163		175	163

Credit Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues:
Finance charges and other revenues	$63,091	$66,847	$(3,756)	$124,878	$134,133	$(9,255)
Costs and expenses:
Cost of goods sold	579	—	579	694	—	694
Selling, general and administrative expense (1)	33,804	32,107	1,697	67,467	68,860	(1,393)
Provision for bad debts	33,209	26,817	6,392	62,012	41,368	20,644
Total costs and expenses	67,592	58,924	8,668	130,173	110,228	19,945
Operating (loss) income	(4,501)	7,923	(12,424)	(5,295)	23,905	(29,200)
Interest expense	16,680	6,808	9,872	33,059	12,329	20,730
(Loss) income before income taxes	$(21,181)	$1,115	$(22,296)	$(38,354)	$11,576	$(49,930)
(1)For the three months ended July 31, 2023 and 2022, the amount of overhead allocated to each segment reflected in SG&A was $8.8 million and $6.6 million, respectively. For the three months ended July 31, 2023 and 2022, the amount of reimbursement made to the retail segment by the credit segment was $6.2 million and $6.6 million, respectively. For the six months ended July 31, 2023 and 2022, the amount of corporate overhead allocated to each segment reflected in SG&A was $17.6 million and $16.2 million, respectively. For the six months ended July 31, 2023 and 2022, the amount of reimbursement made to the retail segment by the credit segment was $12.4 million and $13.4 million, respectively.

Three months ended July 31, 2023 compared to three months ended July 31, 2022
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended July 31,					%	Same Store
(dollars in thousands)	2023	% of Total	2022	% of Total	Change	Change	% Change
Furniture and mattress	$81,267	33.1%	$86,320	30.9%	$(5,053)	(5.9)%	(10.2)%
Home appliance	90,584	36.8	120,748	43.2	(30,164)	(25.0)	(27.2)
Consumer electronics	26,941	11.0	31,860	11.4	(4,919)	(15.4)	(17.7)
Home office	8,982	3.7	8,857	3.2	125	1.4	(1.1)
Other	17,034	6.9	7,664	2.7	9,370	122.3	100.6
Product sales	224,808	91.5	255,449	91.4	(30,641)	(12.0)	(15.5)
Repair service agreement commissions (1)	18,757	7.6	21,615	7.7	(2,858)	(13.2)	(14.3)
Service revenues	2,274	0.9	2,448	0.9	(174)	(7.1)
Total net sales	$245,839	100.0%	$279,512	100.0%	$(33,673)	(12.0)%	(15.4)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the three months ended July 31, 2023 was primarily driven by a decrease in same store sales of 15.4%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products following several periods of excess consumer liquidity resulting in the acceleration of sales. The decrease in same store sales was partially offset by new store growth.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended July 31,
(in thousands)	2023	2022	Change
Interest income and fees	$57,056	$61,760	$(4,704)
Insurance income	5,367	5,087	280
Other revenues	838	273	565
Finance charges and other revenues	$63,261	$67,120	$(3,859)
The decrease in finance charges and other revenues was primarily due to a 6.4% decrease in the average outstanding balance of the customer accounts receivable portfolio. The decrease was partially offset by an increase in insurance commissions and late fee revenues.
The following table provides key portfolio performance information:

	Three Months Ended July 31,
(dollars in thousands)	2023	2022	Change
Interest income and fees	$57,056	$61,760	$(4,704)
Net charge-offs	(38,819)	(36,074)	(2,745)
Interest expense	(16,787)	(6,808)	(9,979)
Net portfolio income	$1,450	$18,878	$(17,428)
Average outstanding portfolio balance	$984,427	$1,051,952	$(67,525)
Interest income and fee yield (annualized)	23.0%	23.3%
Net charge-off % (annualized)	15.8%	13.7%

Retail Gross Margin

	Three Months Ended July 31,
(dollars in thousands)	2023	2022	Change
Retail total net sales	$245,839	$279,512	$(33,673)
Cost of goods sold	155,242	182,718	(27,476)
Retail gross margin	$90,597	$96,794	$(6,197)
Retail gross margin percentage	36.9%	34.6%
The increase in retail gross margin was primarily driven by pricing and assortment changes, a more profitable product mix and normalizing freight costs. The increase was partially offset by the deleveraging of fixed distribution costs.
Selling, General and Administrative Expense

	Three Months Ended July 31,
(dollars in thousands)	2023	2022	Change
Retail segment	$101,420	$98,035	$3,385
Credit segment	33,804	32,107	1,697
Eliminations	$(250)	—	(250)
Selling, general and administrative expense - Consolidated	$134,974	$130,142	$4,832
Selling, general and administrative expense as a percent of total revenues	44.0%	37.5%
The SG&A increase in the retail segment was primarily due to an increase in occupancy from new stores, partially offset by a decline in variable costs and a decline in labor costs resulting from cost savings initiatives.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 13.7% for the three months ended July 31, 2023 as compared to 12.2% for the three months ended July 31, 2022. The SG&A increase in the credit segment was primarily due to an increase in other operating and occupancy costs which were partially offset by a decrease in delivery and transportation fess.
Provision for Bad Debts

	Three Months Ended July 31,
(dollars in thousands)	2023	2022	Change
Retail segment	$93	$409	$(316)
Credit segment	33,209	26,817	6,392
Provision for bad debts - Consolidated	$33,302	$27,226	$6,076
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	13.5%	10.2%
The provision for bad debts increased to $33.3 million for the three months ended July 31, 2023 from $27.2 million for the three months ended July 31, 2022, an overall change of $6.1 million. The year-over-year increase was primarily driven by a year-over-year increase in net charge-offs of $2.7 million during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. For the three months ended July 31, 2023, the allowance for bad debts was reduced by $5.6 million compared to a reduction in the allowance for bad debts of $9.3 million for the three months ending July 31, 2022. This resulted in an increase to the provision for bad debts of $3.7 million and was due primarily to a smaller decline in the customer accounts receivable portfolio balance in the current period.
Interest Expense
Interest expense was $16.8 million for the three months ended July 31, 2023 and $6.8 million for the three months ended July 31, 2022, an increase of $10.0 million or 146.6%. The increase was driven by a higher average balance of debt and a higher effective interest rate.

Provision for Income Taxes

	Three Months Ended July 31,
(dollars in thousands)	2023	2022	Change
Provision (benefit) for income taxes	$1,375	$(907)	$2,282
Effective tax rate	(4.3)%	(74.2)%
The increase in income tax expense for the three months ended July 31, 2023 compared to the three months ended July 31, 2022 was driven by a $33.4 million decrease in pre-tax earnings at the statutory rate of 21% offset by a $7.5 million valuation allowance and state taxes in the current quarter.
Six months ended July 31, 2023 compared to six months ended July 31, 2022
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Six Months Ended July 31,					%	Same Store
(dollars in thousands)	2023	% of Total	2022	% of Total	Change	Change	% Change
Furniture and mattress	$157,635	33.6%	$174,414	31.6%	$(16,779)	(9.6)%	(13.7)%
Home appliance	172,850	36.9	230,476	41.7	(57,626)	(25.0)	(27.0)
Consumer electronics	52,590	11.2	65,464	11.9	(12,874)	(19.7)	(21.8)
Home office	16,608	3.5	19,046	3.5	(2,438)	(12.8)	(14.7)
Other	29,548	6.3	16,022	2.9	13,526	84.4	74.3
Product sales	429,231	91.5	505,422	91.6	(76,191)	(15.1)	(18.1)
Repair service agreement commissions (1)	35,662	7.6	41,452	7.5	(5,790)	(14.0)	(14.1)
Service revenues	4,432	0.9	4,901	0.9	(469)	(9.6)
Total net sales	$469,325	100.0%	$551,775	100.0%	$(82,450)	(14.9)%	(17.7)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the six months ended July 31, 2023 was primarily driven by a decrease in same store sales of 17.7%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products following several periods of excess consumer liquidity resulting in the acceleration of sales. The decrease in same store sales was partially offset by new store growth.
The following table provides the change of the components of finance charges and other revenues:

	Six Months Ended July 31,
(in thousands)	2023	2022	Change
Interest income and fees	$114,245	$124,474	$(10,229)
Insurance income	9,807	9,659	148
Other revenues	1,232	544	688
Finance charges and other revenues	$125,284	$134,677	$(9,393)
The decrease in finance charges and other revenues was primarily due to a 7.5% decrease in the average outstanding balance of the customer accounts receivable portfolio partially offset by an increase in insurance commissions and late fee revenues.

The following table provides key portfolio performance information:

	Six Months Ended July 31,
(dollars in thousands)	2023	2022	Change
Interest income and fees	$114,245	$124,474	$(10,229)
Net charge-offs	(77,587)	(68,535)	(9,052)
Interest expense	(33,166)	(12,329)	(20,837)
Net portfolio income	$3,492	$43,610	$(40,118)
Average outstanding portfolio balance	$994,206	$1,074,901	$(80,695)
Interest income and fee yield (annualized)	23.2%	23.4%
Net charge-off % (annualized)	15.6%	12.8%
Retail Gross Margin

	Six Months Ended July 31,
(dollars in thousands)	2023	2022	Change
Retail total net sales	$469,325	$551,775	$(82,450)
Cost of goods sold	303,804	361,100	(57,296)
Retail gross margin	$165,521	$190,675	$(25,154)
Retail gross margin percentage	35.3%	34.6%
The increase in retail gross margin was primarily driven by pricing and assortment changes, a more profitable product mix and normalizing freight costs. The increase was partially offset by the deleveraging of fixed distribution costs.
Selling, General and Administrative Expense

	Six Months Ended July 31,
(dollars in thousands)	2023	2022	Change
Retail segment	$197,245	$194,065	$3,180
Credit segment	67,467	68,860	(1,393)
Eliminations	(500)	—	(500)
Selling, general and administrative expense - Consolidated	$264,212	$262,925	$1,287
Selling, general and administrative expense as a percent of total revenues	44.7%	38.3%
The SG&A increase in the retail segment was primarily due to an increase in occupancy from new stores, partially offset by a decline in variable costs and a decline in labor costs resulting from cost savings initiatives.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 13.6% for the six months ended July 31, 2023 as compared to 12.8% for the six months ended July 31, 2022. The SG&A decrease in the credit segment was primarily due to a decline in general operating costs, delivery and transportation costs, and labor costs.
Provision for Bad Debts

	Six Months Ended July 31,
(dollars in thousands)	2023	2022	Change
Retail segment	$199	$588	$(389)
Credit segment	62,012	41,368	20,644
Provision for bad debts - Consolidated	$62,211	$41,956	$20,255
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	12.5%	7.7%

The provision for bad debts increased to $62.2 million for the six months ended July 31, 2023 from $42.0 million for the six months ended July 31, 2022, an overall change of $20.2 million. The year-over-year increase was primarily driven by an increase in net charge-offs of $9.1 million during the six months ended July 31, 2023 compared to the three months ended July 31, 2022. For the six months ended July 31, 2023, the allowance for bad debts was reduced by $15.6 million compared to a reduction in the allowance for bad debts of $27.2 million for the six months ending July 31, 2022. This resulted in an increase to the provision for bad debts of $11.6 million and was due primarily to a smaller decline in the customer accounts receivable portfolio balance in the current period.
Charges and Credits, net
During the six months ended July 31, 2023, we recognized a $3.1 million gain related to the sale of a single store location net of asset disposal costs. Furthermore, we recognized $2.3 million in store closure costs related to the impairment of assets associated with the decision to end the store-within-a-store test with Belk, Inc.
Interest Expense
Interest expense was $33.2 million for the six months ended July 31, 2023 and $12.3 million for the six months ended July 31, 2022, an increase of $20.8 million or 169.1%. The increase was driven by a higher average debt balances and a higher effective interest rate.
Provision for Income Taxes

	Six Months Ended July 31,
(dollars in thousands)	2023	2022	Change
Provision (benefit) for income taxes	$(327)	$1,276	$(1,603)
Effective tax rate	0.5%	13.3%
The decrease in income tax expense for the six months ended July 31, 2023 compared to the six months ended July 31, 2022 was driven by a $78.9 million decrease in pre-tax earnings at the statutory rate of 21% offset by a $12.9 million valuation allowance and state taxes in the current period.

Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 67% of our originations during the six months ended July 31, 2023, with maximum equivalent interest rates of up to 32% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 15% of our originations during the six months ended July 31, 2023.
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
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of July 31,
	2023	2022
Weighted average credit score of outstanding balances (1)	615	611
Average outstanding customer balance	$2,645	$2,508
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	11.1%	11.0%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)	15.9%	16.1%
Carrying value of account balances re-aged more than six months (in thousands)(3)	$31,085	$35,808
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	16.6%	17.2%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	35.9%	34.0%

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Total applications processed	341,118	257,381	634,949	525,085
Weighted average origination credit score of sales financed (1)	623	620	621	620
Percent of total applications approved and utilized	21.5%	23.5%	20.6%	21.8%
Average income of credit customer at origination	$52,600	$50,800	$51,800	$50,500
Percent of retail sales paid for by:
In-house financing, including down payments received	62.2%	52.1%	60.7%	51.0%
Third-party financing	14.1%	18.9%	14.7%	18.4%
Third-party lease-to-own option	8.0%	6.8%	8.1%	7.1%
	84.3%	77.8%	83.5%	76.5%
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 14.5% as of July 31, 2023 from 15.0% as of July 31, 2022.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due increased by 20 basis points over the prior year period to 9.8% as of July 31, 2023 from 9.6% as of July 31, 2022.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 39.4% as of July 31, 2023 as compared to 43.0% as of July 31, 2022. This decrease is primarily due to an overall improvement in 60+ delinquency within restructured accounts.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 15.8% for the three months ended July 31, 2023 compared to 13.7% for the three months ended July 31, 2022. This increase is primarily related to the impact of stimulus benefits in the prior period.

As of July 31, 2023 and 2022, allowance for credit losses are presented net of recovery receivables which were $48.7 million and $45.1 million, respectively.
As of July 31, 2023 and 2022, balances under no-interest programs included within customer receivables were $354.2 million and $354.1 million, respectively.

Liquidity and Capital Resources
We require liquidity and capital resources to finance our operations and future growth as we add new stores to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We generally finance our operations through a combination of cash flow generated from operations, the use of our Revolving Credit Facility, and through periodic securitizations of originated customer receivables. We have the ability to draw on our Delayed Draw Term Loan and plan to execute periodic securitizations of future originated customer receivables.
We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations, store expansion and renovation activities, and capital expenditures for at least the next 12 months.
Operating cash flows.  For the six months ended July 31, 2023, net cash used in operating activities was $3.6 million compared to net cash provided of $62.8 million for the six months ended July 31, 2022. The decrease in net cash provided by operating activities was primarily driven by lower cash collections compared to the prior year due to lower portfolio income from lower sales, normal fluctuation in accrued expenses and accounts payable as well as a decrease in net income when adjusted for non-cash activity in comparison to the prior year period
Investing cash flows.  For the six months ended July 31, 2023, net cash used in investing activities was $30.0 million compared to $35.1 million for the six months ended July 31, 2022. The cash used during the six months ended July 31, 2023 was primarily for investments in new stores and technology investments. The cash used during the six months ended July 31, 2022 was primarily for investments in new stores and technology investments, including the acquisition of a lease-to-own technology platform.
Financing cash flows.  For the six months ended July 31, 2023, net cash provided by financing activities was $3.6 million compared to $4.8 million for the six months ended July 31, 2022. During the period ended July 31, 2022, we issued the 2022-A Class A and Class B VIE asset backed notes resulting in net proceeds of approximately $273.7 million and $129.1 million, net of transaction costs, respectively. The proceeds were used to pay down the balance of the Company's Revolving Credit Facility and for other general corporate purposes. During the period ended July 31, 2023, net payments under the Revolving Credit Facility were $184.0 million compared to net payment of $149.0 million during the comparable prior year period.
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

The asset-backed notes outstanding as of July 31, 2023 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class C	$63,890	$63,450	$56,452	11/23/2021	5/15/2026	4.59%	5.15%
2022-A Class B	132,090	129,050	128,392	7/21/2022	12/15/2026	9.52%	10.64%
2022-A Class C	63,090	43,737	63,090	11/30/2022	12/15/2026	—%	21.40%
Total	$259,070	$236,237	$247,934
(1)After giving effect to debt issuance costs.
(2)Effective interest rate is inclusive of the impact of changes in timing of actual and expected cash flows, calculated on an annualized basis.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2023, under our Revolving Credit Facility, we had immediately available borrowing capacity of $181.1 million, net of standby letters of credit issued of $25.2 million and an additional $135.7 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.
On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan Agreement. Under the Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of SOFR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The Amendment also waived testing of the interest coverage covenants beginning with the third quarter of fiscal year 2023 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2024 (unless earlier terminated pursuant to the terms of the Amendment). After giving effect to the foregoing amendment, as of July 31, 2023, we were in compliance with the covenants in our Revolving Credit Facility.
On February 21, 2023, the Company, the Borrowers, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the required lenders party thereto entered into the second amendment (the “Second Amendment”) to the Fifth Amended and Restated Loan Agreement. The Second Amendment, among other things, permits the Company and the Borrowers to enter into the Term Loan (as defined below) and made certain changes conforming to the Term Loan. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 8.4% for the six months ended July 31, 2023.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, borrow from immediately available borrowing capacity above certain limits and without maintaining minimum liquidity, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. We are restricted from making distributions as a result of the Revolving Credit Facility distribution and payment restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.
Term Loan and Security Agreement. On February 21, 2023, Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers (the “Borrowers”), entered into a second-lien term loan and security agreement (the “Term Loan,” and together with the Fifth Amended and Restated Loan Agreement, the “Senior Loan Agreements”) with Pathlight Capital LP, as administrative agent and collateral agent, and the financial institutions party thereto, as lenders (the “Lenders”). The Term Loan provides for an aggregate commitment of $100.0 million to the Borrowers pursuant to a three-year secured term loan credit facility, which was fully drawn on February 21, 2023. Outstanding loans under the Term Loan will bear interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Term Loan), subject to a 4.80% floor, plus a margin of 7.50%. The obligations of the Borrowers under the Term Loan are guaranteed by the Company and certain of the Borrowers’ subsidiaries. The Borrowers are required to make quarterly scheduled amortization payments of the Term Loan prior to the maturity thereof in an amount equal to $1.25 million. The Term Loan is secured by liens (subject, in the case of priority, to the liens under the Fifth Amendment and Restated Loan Agreement) on substantially all of the assets of the Borrowers and their subsidiaries, subject to customary exceptions.
The Borrowers may elect to prepay all or any portion of the amounts owed under the Term Loan, subject to a prepayment fee. The Borrowers are required to make mandatory prepayments of amounts owed under the Term Loan in an amount equal to (a) 100% of the proceeds received as a result of any of the following events, subject to certain adjustments: (i) the issuance of any equity securities by the Company pursuant to the exercise of an equity cure under the Term Loan that the Company contributes as additional common equity contributions to any Borrower; and (ii) the receipt by the Company, the Borrowers or any of their affiliates of any portion of the CARES Act Tax Refund Proceeds (as defined in the Term Loan), subject to a cap and (b) the amount by which the outstanding loans under the Term Loan are in excess of the sum of the (i) revolving borrowing base and (ii) term loan push-down reserve (if any) then maintained against the revolving borrowing base. Voluntary and mandatory prepayments will be applied to the remaining scheduled installments of principal due in respect of the Term Loan in the inverse order of maturity.
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
Delayed Draw Term Loan and Security Agreement. On July 31, 2023, Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers (the “Borrowers”), entered into a delayed draw term loan and security agreement (the “Delayed Draw Term Loan”) with Stephens Investments Holdings LLC (“Stephens Investments”) and Stephens Group, LLC and the other lenders party thereto from time to time (the “Lenders”), and Stephens Investments, as administrative agent. The Delayed Draw Term Loan provides for an aggregate commitment of $50.0 million, of which the total commitment is available to be funded in one or a series of borrowings until February 20, 2026, with the Delayed Draw Term Loan to mature on May 22, 2026.
Outstanding loans under the Delayed Draw Term Loan will bear interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Delayed Draw Term Loan), subject to a 5.00% floor, plus a margin of 10.00%, which shall be payable monthly in arrears in cash except to the extent such payment in cash would result in a default or event of default under any of the Senior Loan Agreements, in which case such portion may be paid-in-kind and added to the outstanding principal amount of the term loans. Amounts under the Delayed Draw Term Loan that remain undrawn are subject to a commitment fee payable monthly based on the undrawn portion of the Delayed Draw Term Loan at a rate of 5.00% per annum. Furthermore, in connection with the funding of each delayed draw term loan under the Delayed Draw Term Loan and on the terms and subject to the conditions of the Delayed Draw Term Loan, including the Share Cap (which equals 19.99% of the shares of common stock in the Company issued and outstanding as of the date of the Delayed Draw Term Loan), the Company will issue to or as directed by the Lenders warrants to purchase a number of shares of common stock of the Company equal to 20% of the aggregate principal amount of such delayed draw term loan funded by a such Lender divided by the exercise price (as defined by the loan agreement). The obligations of the Borrowers under the Delayed Draw Term Loan are guaranteed by the Company and certain of the Borrowers’ subsidiaries. The Borrowers are not required to make any amortization or other payments (whether voluntary or mandatory) of principal under the Delayed Draw Term Loan until the maturity date. The Delayed Draw Term Loan is secured by liens (subject, in the case of priority, to the liens under the Fifth Amendment and Restated Loan) on substantially all of the assets of the Borrowers and their subsidiaries, subject to customary exceptions.
Proceeds from borrowings made under the Delayed Draw Term Loan may be used by the Borrowers for working capital and other lawful corporate purposes. The Borrowers may elect to prepay all or any portion of the amounts owed under the Delayed Draw Term Loan, without a premium or penalty, subject to certain conditions, including pro forma compliance with a fixed charge coverage ratio test and reduction of the outstanding principal amount under the Second-Lien Loan Agreement to an amount equal to $40.0 million.
The Delayed Draw Term Loan contains customary covenants regarding the Borrowers and their subsidiaries that are generally based upon and are comparable to those contained in the Senior Loan Agreements including, without limitation: financial covenants, such as a maximum leverage ratio; and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions and, where applicable, cushions to the Senior Loan Agreements. The Delayed Draw Term Loan also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-acceleration to the Senior Loan Agreements, cross-defaults to the warrants and certain other agreements (other than the Senior Loan Agreements as defined in the indenture), and change of control.
Stephens Inc, and its affiliates, and The Stephens Group LLC, and its affiliates, are significant stockholders of the Company. Bob L. Martin, a member of the Company’s Board of Directors and Lead Independent Director, is an Operating Partner of The Stephens Group LLC, one of the Lenders under the Delayed Draw Term Loan; and Douglas H. Martin, a member of the Company’s Board of Directors, is a Senior Executive Vice President of Stephens Inc., an affiliate of Stephens Investments Holdings LLC, one of the Lenders under the Delayed Draw Term Loan.
Supplier Credit Facility. On June 22, 2023, Conn's, Inc. entered into a Supplier Credit Facility agreement with Zenith Group Holdings, LLC. The Supplier Credit Facility agreement provides a credit line up to $7.0 million with a potential for additional capacity up to $25.0 million at the discretion of Zenith Group. Amounts outstanding under the Supplier Credit Facility are subject to SOFR plus spread per annum (as defined in the agreement), charged in 30 day increments, which will be charged only on utilized capital (no unused fees). The amount outstanding under our Supplier Credit Facility is included in Short term debt and current finance lease obligations within the Balance Sheet.
Debt Covenants. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at July 31, 2023 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Test Waived	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Test Waived	1.50:1.00
Leverage Ratio must not exceed maximum	2.17:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.67:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$53.4 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We currently lease all of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.5 million per store (before tenant improvement allowances). In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened seven new standalone stores during the six months ended July 31, 2023. Our anticipated capital expenditures for the remainder of fiscal year 2024 are between $20.0 million and $25.0 million, which includes expenditures for new stores and distribution centers we plan to open in fiscal year 2024.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of July 31, 2023, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $181.1 million and $50.0 million under our Revolving Credit Facility and Delayed Draw Term Loan, respectively and (ii) $8.6 of cash on hand. However, we have, in the past, sought to raise additional capital.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of July 31, 2023:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$335,494	$23,724	$311,770	$—	$—
Term Loan	126,227	12,747	113,480	—	—
Delayed Draw Term Loan	—	—	—	—	—
2021-A Class C Notes (2)	62,380	2,591	59,789	—	—
2022-A Class B Notes (2)	163,521	12,223	151,298	—	—
2022-A Class C Notes (2)	63,090	—	63,090	—	—
Other	7,053	7,053	—	—	—
Financing lease obligations	6,081	1,224	1,664	673	2,520
Operating leases:
Real estate	634,698	101,212	176,101	146,725	210,660
Equipment	30	14	16	—	—
Contractual commitments (3)	70,024	65,094	4,659	271	—
Total	$1,468,598	$225,882	$881,867	$147,669	$213,180
(1)Estimated interest payments are based on the outstanding balance as of July 31, 2023 and the interest rate in effect at that time.
(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments primarily include commitments to purchase inventory of $51.0 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. As of July 31, 2023 and January 31, 2023, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the indenture that governs the asset-backed notes on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.

The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of July 31, 2023 and January 31, 2023, and a summarized Statement of Operations on a consolidated basis for the six months ended July 31, 2023. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of July 31, 2023 and January 31, 2023, and for the six months ended July 31, 2023:

(in thousands)	July 31, 2023	January 31, 2023
Assets
Cash, cash equivalents and restricted cash	$10,670	$21,644
Customer accounts receivable	235,829	169,994
Inventories	234,478	240,783
Net due from non-guarantor subsidiary	120,034	4,654
Other current assets	115,375	108,260
Total current assets	716,386	545,335
Long-term portion of customer accounts receivable	287,678	207,479
Property and equipment, net	221,881	218,956
Right of use assets, net	284,457	262,104
Other assets	13,971	15,004
Total assets	$1,524,373	$1,248,878

Liabilities
Current portion of debt	$9,039	$937
Lease liability operating - current	60,294	53,208
Other liabilities	174,625	164,482
Total current liabilities	243,958	218,627
Lease liability operating - non current	349,654	331,109
Long-term debt	405,682	225,289
Other long-term liabilities	23,133	22,343
Total liabilities	$1,022,427	$797,368

Six Months Ended July 31, 2023
Net sales and finances charges	$542,568
Servicing fee revenue from non-guarantor subsidiary	15,472
Total revenues	558,040
Total costs and expenses	622,750
Net (loss)	$(64,710)

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
During the six months ended July 31, 2023, loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to SOFR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowing or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit on the Revolving Credit Facility in the immediately preceding quarter. Accordingly, changes in our quarterly total leverage ratio and SOFR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of July 31, 2023, the balance outstanding under our Revolving Credit Facility was $308.0 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $3.1 million over a 12-month period, based on the outstanding balance at July 31, 2023.
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
For the quarter ended July 31, 2023, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.1
Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Third Amended and Restated Bylaws of Conn’s, Inc. effective as of December 7, 2020 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2020)

4.1

Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit E in Exhibit 10.1 to Conn's, Inc.'s Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 31, 2023).

4.2
Base Indenture, dated as of August 17, 2023, by and between the Issuer and the Trustee (incorporated by herein reference to Exhibit 4.1 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 22, 2023).

4.3
Series 2023-A Supplement to the Base Indenture, dated as of August 17, 2023, by and between the Issuer and the Trustee (incorporated by herein reference to Exhibit 4.2 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 22, 2023).

10.1
Delayed Draw Term Loan and Security Agreement, dated as of July 31, 2023, among Conn's Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain financial institutions, as lenders, and Stephens Investments Holdings LLC, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc.'s Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 31, 2023).

10.2
First Receivables Purchase Agreement, dated August 17, 2023, by and between the Seller and the Depositor (incorporated by herein reference to Exhibit 10.1 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 22, 2023).

10.3
Second Receivables Purchase Agreement, dated August 17, 2023, by and between the Depositor and the Receivables Trust (incorporated by herein reference to Exhibit 10.2 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 22, 2023).

10.4
Purchase and Sale Agreement, dated August 17, 2023, by and between the Depositor and the Issuer (incorporated by herein reference to Exhibit 10.3 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 22, 2023).

10.5
Servicing Agreement dated as of August 17, 2023, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated by herein reference to Exhibit 10.4 to Conn’s, Inc. Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on August 22, 2023).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)

Exhibit Number	Description of Document

101*	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2023, filed with the SEC on August 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at July 31, 2023 and January 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended July 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2023 and 2022 and (v) the notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	August 30, 2023

By:	/s/ George L. Bchara
George L. Bchara
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)