Form 10-Q
period 2023-10-31
CONNS INC
filed 2023-12-18
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 11, 2023:

Class	Outstanding
Common stock, $0.01 par value per share	24,550,113

CONN’S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2023

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

PART I.    FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	October 31, 2023	January 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,562	$19,534
Restricted cash (includes VIE balances of $39,321 and $38,727, respectively)	41,430	40,837
Customer accounts receivable, net of allowances (includes VIE balances of $269,200 and $251,689, respectively)	424,940	421,683
Other accounts receivable	52,020	56,887
Inventories	231,814	240,783
Income taxes receivable	40,933	38,436
Prepaid expenses and other current assets	11,496	12,937
Total current assets	808,195	831,097
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $176,188 and $181,575, respectively)	355,092	389,054
Property and equipment, net	214,770	218,956
Operating lease right-of-use assets	335,423	262,104
Other assets	12,912	15,004
Total assets	$1,726,392	$1,716,215
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt and current finance lease obligations	$7,934	$937
Accounts payable	66,540	71,685
Accrued compensation and related expenses	18,618	13,285
Accrued expenses	73,205	69,334
Operating lease liability - current	60,303	53,208
Income taxes payable	2,439	2,869
Deferred revenues and other credits	10,229	11,043
Total current liabilities	239,268	222,361
Operating lease liability - non current	403,531	331,109
Long-term debt and finance lease obligations (includes VIE balances of $389,628 and $410,790, respectively)	673,472	636,079
Deferred tax liability	1,952	2,041
Other long-term liabilities	17,601	22,215
Total liabilities	1,335,824	1,213,805
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 shares authorized; 33,861 and 33,379 shares issued, respectively)	339	334
Treasury stock (at cost; 9,405 shares and 9,405 shares issued, respectively)	(193,370)	(193,370)
Additional paid-in capital	163,584	155,523
Retained earnings	420,015	539,923
Total stockholders’ equity	390,568	502,410
Total liabilities and stockholders’ equity	$1,726,392	$1,716,215

See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and amounts in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenues:
Product sales	$200,226	$233,176	$626,324	$738,598
Repair service agreement commissions	15,938	18,804	51,600	60,256
Service revenues	2,288	2,378	6,720	7,279
Total net sales	218,452	254,358	684,644	806,133
Finance charges and other revenues	61,678	66,842	186,962	201,519
Total revenues	280,130	321,200	871,606	1,007,652
Costs and expenses:
Cost of goods sold	146,362	169,842	448,280	530,942
Selling, general and administrative expense	131,032	126,243	395,244	389,169
Provision for bad debts	39,123	35,104	101,334	77,059
Charges and credits, net	2,071	8,006	1,264	6,522
Total costs and expenses	318,588	339,195	946,122	1,003,692
Operating (loss) income	(38,458)	(17,995)	(74,516)	3,960
Interest expense	22,448	11,478	55,614	23,807
Loss before income taxes	(60,906)	(29,473)	(130,130)	(19,847)
Benefit for income taxes	(9,609)	(4,634)	(9,936)	(3,358)
Net loss	$(51,297)	$(24,839)	$(120,194)	$(16,489)
Net loss per share:
Basic	$(2.11)	$(1.04)	$(4.97)	$(0.68)
Diluted	$(2.11)	$(1.04)	$(4.97)	$(0.68)
Weighted average common shares outstanding:
Basic	24,262	23,911	24,196	24,173
Diluted	24,262	23,911	24,196	24,173

See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2023	33,379	$334	$155,523	$539,923	(9,405)	$(193,370)	$502,410
Adoption of ASU 2022-02	—	—	—	286	—	—	286
Exercise of options and vesting of restricted stock, net of withholding tax	167	2	(929)	—	—	—	(927)
Issuance of common stock under Employee Stock Purchase Plan	31	—	154	—	—	—	154
Stock-based compensation	—	—	2,964	—	—	—	2,964
Net loss	—	—	—	(35,380)	—	—	(35,380)
Balance April 30, 2023	33,577	$336	$157,712	$504,829	(9,405)	$(193,370)	$469,507
Exercise of options and vesting of restricted stock, net of withholding tax	63	—	(27)	—	—	—	(27)
Issuance of common stock under Employee Stock Purchase Plan	54	—	169	—	—	—	169
Stock-based compensation	—	—	3,190	—	—	—	3,190
Net loss	—	—	—	(33,517)	—	—	(33,517)
Balance July 31, 2023	33,694	$336	$161,044	$471,312	(9,405)	$(193,370)	$439,322
Exercise of options and vesting of restricted stock, net of withholding tax	131	—	(285)	—	—	—	(285)
Issuance of common stock under Employee Stock Purchase Plan	36	3	120	—	—	—	123
Stock-based compensation	—	—	2,705	—	—	—	2,705
Net loss	—	—	—	(51,297)	—	—	(51,297)
Balance October 31, 2023	33,861	$339	$163,584	$420,015	(9,405)	$(193,370)	$390,568

			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance January 31, 2022	33,015	$330	$140,419	$599,215	(6,089)	$(125,145)	$614,819
Exercise of options and vesting of restricted stock, net of withholding tax	163	2	(2,029)	—	—	—	(2,027)
Issuance of common stock under Employee Stock Purchase Plan	14	—	194	—	—	—	194
Stock-based compensation	—	—	3,409	—	—	—	3,409
Common stock repurchase	—	—	—	—	(3,316)	(68,225)	(68,225)
Net income	—	—	—	6,221	—	—	6,221
Balance April 30, 2022	33,192	$332	$141,993	$605,436	(9,405)	$(193,370)	$554,391
Exercise of options and vesting of restricted stock, net of withholding tax	50	—	(83)	—	—	—	(83)
Issuance of common stock under Employee Stock Purchase Plan	31	—	216	—	—	—	216
Stock-based compensation	—	—	3,224	—	—	—	3,224
Net income	—	$—	$—	$2,129	—	$—	$2,129
Balance July 31, 2022	33,273	$332	$145,350	$607,565	(9,405)	$(193,370)	$559,877
Exercise of options and vesting of restricted stock, net of withholding tax	36	1	(242)	—	—	—	(241)
Issuance of common stock under Employee Stock Purchase Plan	32	—	201	—	—	—	201
Stock-based compensation	—	—	8,108	—	—	—	8,108
Net loss	—	$—	$—	$(24,839)	—	$—	(24,839)
Balance October 31, 2022	33,341	$333	$153,417	$582,726	(9,405)	$(193,370)	$543,106
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(120,194)	$(16,489)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	36,430	34,352
Impairment of long lived assets	3,500	—
Change in right-of-use asset	50,046	29,471
Amortization of debt issuance costs	16,218	5,308
Provision for bad debts and uncollectible interest	131,630	115,697
Stock-based compensation expense	8,858	9,004
Charges and credits, net	1,264	6,522
Deferred income taxes	122	2,299
Loss on disposal of property and equipment	2,816	562
Tenant improvement allowances received from landlords	18,723	8,959
Change in operating assets and liabilities:
Customer accounts receivable	(100,175)	(42,390)
Other accounts receivable	4,488	3,065
Inventories	8,969	(12,459)
Other assets	4,304	(1,796)
Accounts payable	(7,215)	5,160
Accrued expenses	9,941	(22,745)
Operating leases	(60,821)	(41,149)
Income taxes	(11,200)	(6,588)
Deferred revenues and other credits	2,549	(4,252)
Net cash provided by operating activities	253	72,531
Cash flows from investing activities:
Purchases of property and equipment	(40,235)	(50,206)
Net cash used in investing activities	(40,235)	(50,206)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	273,670	407,690
Payments on asset-backed notes	(299,430)	(300,953)
Borrowings under revolving credit facility	619,396	903,223
Payments on revolving credit facility	(555,396)	(938,223)
Payments of debt issuance costs and amendment fees	(17,190)	(5,651)
Proceeds from stock issued under employee benefit plans	445	611
Tax payments associated with equity-based compensation transactions	(1,238)	(2,353)
Purchase of treasury stock	—	(71,696)
Other	6,346	(674)
Net cash provided by (used in) financing activities	26,603	(8,026)
Net change in cash, cash equivalents and restricted cash	(13,379)	14,299
Cash, cash equivalents and restricted cash, beginning of period	60,371	39,637
Cash, cash equivalents and restricted cash, end of period	$46,992	$53,936
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$121,616	$40,417
Property and equipment purchases not yet paid	$16,525	$19,643
Accrual for purchase of treasury stock	$—	$(3,471)
Supplemental cash flow data:
Cash interest paid	$37,192	$16,513
Cash income taxes paid, net	$1,437	$931
See notes to condensed consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies
Business. Conn’s, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s, Inc. and its subsidiaries. Conn’s is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to proprietary credit solutions for its core credit-constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, under-served population of credit-constrained consumers who typically have limited credit alternatives.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents. As of October 31, 2023 and January 31, 2023, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $2.8 million and $5.2 million as of October 31, 2023 and January 31, 2023, respectively.
Restricted Cash. The restricted cash balance as of October 31, 2023 and January 31, 2023 includes $32.3 million and $33.6 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $7.0 million and $5.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At October 31, 2023 and January 31, 2023, there was $7.8 million and $8.1 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the balance of the loan. At October 31, 2023 and January 31, 2023, the carrying value of customer accounts receivable in non-accrual status was $8.7 million and $7.9 million, respectively. At October 31, 2023 and January 31, 2023, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $81.0 million and $92.2 million, respectively. At October 31, 2023 and January 31, 2023, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due was $8.1 million and $7.1 million, respectively, and are included within the customer receivables balance carried in non-accrual status.
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
Pursuant to ASC 326 requirements, the Company uses a 24-month reasonable and supportable forecast period for the customer accounts receivable portfolio. We estimate losses beyond the 24-month forecast period based on historic loss rates experienced

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

over the life of our historic loan portfolio by loan pool type. We revisit our measurement methodology assumptions annually, or more frequently if circumstances warrant.
As of October 31, 2023 and January 31, 2023, the balance of allowance for doubtful accounts and uncollectible interest for non-restructured customer receivables was $135.0 million and $150.6 million, respectively. As of October 31, 2023 and January 31, 2023, the amount included in the allowance for doubtful accounts associated with principal and interest on restructured accounts was $35.4 million and $33.6 million, respectively.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with short and long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Financing Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $3.6 million and $5.4 million as of October 31, 2023 and January 31, 2023, respectively.
Income Taxes. For the nine months ended October 31, 2023 and 2022, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2024 and 2023 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
For the nine months ended October 31, 2023 and 2022, the effective tax rate was 7.6% and 16.9%, respectively. The primary factor affecting the decrease in our effective tax rate for the nine months ended October 31, 2023 was the impact of a valuation allowance, partially offset by the recognition of an uncertain tax benefit.
Stock-based Compensation. During the nine months ended October 31, 2023, the Company granted performance stock awards (“PSUs”) and restricted stock awards (“RSUs”). The awards had a combined aggregate grant date fair value of $11.8 million. The PSUs will vest in fiscal year 2027, if at all, upon certification by the Compensation Committee of the Board of Directors of satisfaction of certain total stockholder return performance conditions over the three fiscal years commencing with fiscal year 2024. The RSUs will vest ratably, over periods of three years from the date of grant.
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
The following table sets forth the RSUs and PSUs granted during the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
RSUs (1)	186	155	1,369	631
PSUs (2)	—	—	174	177
Total stock awards granted	186	155	1,543	808
Aggregate grant date fair value (in thousands)	$809	$1,162	$11,794	$16,924
(1)The RSUs issued during the three and nine months ended October 31, 2023 and 2022 are scheduled to vest ratably over periods of three years to four years from the date of grant with the exception of RSU grants issued to the Board of Directors.
(2)The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the nine months ended October 31, 2023 included expected volatility of 73.0%, an expected term of 3 years and risk-free interest rate of 3.75%.  No dividend yield was included in the weighted-average assumptions for the PSUs granted during the nine months ended October 31, 2023. The weighted-average assumptions used in the Monte Carlo model for the PSUs granted during the nine months ended October 31, 2022 included expected volatility of 78.0%-80.0%, an expected term of 3 years and risk-free interest rate of 1.39%-2.58%. No dividend yield was included in the weighted average assumptions for the PSUs granted during the nine months ended October 31, 2022.
For the three months ended October 31, 2023 and 2022, stock-based compensation expense was $2.7 million and $2.4 million, respectively. For the nine months ended October 31, 2023 and 2022, stock-based compensation expense was $8.9 million and $9.0 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share. Basic earnings per share for a particular period is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effects of any stock options, RSUs and PSUs, which are calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Weighted-average common shares outstanding - Basic	24,262	23,911	24,196	24,173
Dilutive effect of stock options, PSUs and RSUs	—	—	—	—
Weighted-average common shares outstanding - Diluted	24,262	23,911	24,196	24,173
For the three months ended October 31, 2023 and 2022, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 2,077,360 and 1,545,180, respectively. For the nine months ended October 31, 2023 and 2022, the weighted average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect, was 2,066,473 and 1,429,381, respectively.
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivable, determined using a Level 3 discounted cash flow analysis, approximates their carrying value, net of the allowance for doubtful accounts. The fair value of our Revolving Credit Facility and Term Loan approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At October 31, 2023, the fair value of the asset backed notes was $396.5 million as compared to the carrying value of $405.8 million and was determined using Level 2 inputs based on inactive trading activity.
Deferred Revenue. Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the nine months ended October 31, 2023, we recognized $3.1 million of revenue for customer deposits deferred as of January 31, 2023. During the nine months ended October 31, 2023, we recognized $2.2 million of revenue for RSA administrative fees deferred as of January 31, 2023.

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
Liabilities - Supplier Finance Programs ASU 2022-04. In September 2022, the FASB issued Accounting Standards Update ("ASU") 2022-04 ("ASU 2022-04"), Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, an update that requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The ASU became effective for the Company in the second quarter of fiscal year 2024. The adoption did not have a material impact on our consolidated financial statements.

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	October 31, 2023	January 31, 2023
Customer accounts receivable (1)(2)	$979,149	$1,025,364
Deferred fees and origination costs, net	(11,154)	(11,699)
Allowance for no-interest option credit programs	(18,094)	(18,753)
Allowance for uncollectible interest and fees	(16,991)	(20,007)
Carrying value of customer accounts receivable	932,910	974,905
Allowance for credit losses (3)	(153,340)	(164,168)
Other net customer receivables	462	—
Carrying value of customer accounts receivable, net of allowance for credit losses	780,032	810,737
Short-term portion of customer accounts receivable, net	(424,940)	(421,683)
Long-term customer accounts receivable, net	$355,092	$389,054
(1)As of October 31, 2023 and January 31, 2023, the customer accounts receivable balance included $25.5 million and $27.5 million, respectively, in interest receivable. Interest receivable outstanding, net of the allowance for uncollectible interest, as of October 31, 2023 and January 31, 2023 was $8.5 million and $7.5 million respectively.
(2)As of October 31, 2023 and January 31, 2023, the carrying value of customer accounts receivable past due one day or greater was $266.9 million and $290.4 million, respectively. Further, the carrying value of customer accounts receivable which received a re-age at least once during the lifetime of the loan was $168.5 million and $160.9 million as of October 31, 2023 and January 31, 2023, respectively.
(3)As of October 31, 2023 and January 31, 2023, the allowance for credit losses is presented net of recovery receivables of $48.0 million and $47.4 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	October 31, 2023	January 31, 2023
Customer accounts receivable - current	$511,212	$517,611
Allowance for credit losses for customer accounts receivable - current	(86,272)	(95,928)
Customer accounts receivable, net of allowances	424,940	421,683
Customer accounts receivable - non current	439,152	477,301
Allowance for credit losses for customer accounts receivable - non current	(84,060)	(88,247)
Long-term portion of customer accounts receivable, net of allowances	355,092	389,054
Total customer accounts receivable, net	$780,032	$810,737
The following presents the activity in our allowance for credit losses and uncollectible interest for customer receivables:

	Nine Months Ended October 31, 2023			Nine Months Ended October 31, 2022
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period 1/31/23	$150,579	$33,595	$184,174	$165,044	$43,976	$209,020
ASU 2022-02 Adjustment	—	(372)	(372)	—	—	—
Adjusted allowance at beginning of period	150,579	33,223	183,802	165,044	43,976	209,020
Provision for credit loss expense (1)	100,256	30,530	130,786	89,078	25,771	114,849
Principal charge-offs (2)	(111,303)	(27,262)	(138,565)	(100,214)	(34,222)	(134,436)
Interest charge-offs	(26,757)	(6,554)	(33,311)	(24,016)	(8,201)	(32,217)
Recoveries (2)	22,185	5,434	27,619	22,708	7,754	30,462
Allowance at end of period	$134,960	$35,371	$170,331	$152,600	$35,078	$187,678
Average total customer portfolio balance	$906,280	$84,098	$990,378	$972,943	$89,042	$1,061,985
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
We manage our customer accounts receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by calendar year of origination. The information is presented as of October 31, 2023:

(in thousands)
Delinquency Bucket	2023	2022	2021	2020	Prior	Total	% of Total
Current	$380,667	$204,074	$74,007	$5,785	$1,482	$666,015	71.4%
1-30	50,045	48,007	23,734	3,342	841	125,969	13.5%
31-60	14,179	14,054	7,689	1,566	499	37,987	4.1%
61-90	8,109	7,932	4,306	846	335	21,528	2.3%
91+	24,573	33,588	18,245	3,643	1,362	81,411	8.7%
Total	$477,573	$307,655	$127,981	$15,182	$4,519	$932,910	100.0%
Gross Charge-offs for the nine months ended October 31, 2023	$4,318	$62,790	$51,422	$12,911	$7,124	$138,565

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables show the amortized cost basis of loans modified during the three and nine months ended October 31, 2023 (since the adoption of ASU 2022-02) to borrowers experiencing financial difficulty disaggregated by modification type:

(in thousands)	Three Months Ended October 31, 2023
Modification Type	Carrying Value	% of Carrying Value of Customer Accounts Receivable
Significantly re-aged	$10,513	1.1%
Balance forgiveness	88	—%
Refinance	75	—%
Combination - significantly re-aged & balance forgiveness	80	—%
Total modifications	$10,756	1.1%

(in thousands)	Nine Months Ended October 31, 2023
Modification Type	Carrying Value	% of Carrying Value of Customer Accounts Receivable
Significantly re-aged	$34,855	3.6%
Balance forgiveness	154	—%
Refinance	311	—%
Combination - significantly re-aged & balance forgiveness	254	—%
Total modifications	$35,574	3.6%
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
The Company monitors the performance of modified loans to borrowers experiencing financial difficulty. The following tables depict the delinquency distribution of loans that were modified on or after February 1, 2023, the date we adopted ASU 2022-02:

(in thousands)	Three Months Ended October 31, 2023
	Current	1 - 30	31 - 60	61 - 90	91+	Total
Significantly re-aged	$6,375	$2,558	$1,026	$112	$442	$10,513
Balance forgiveness	25	9	9	4	41	88
Refinance	54	10	10	—	1	75
Combination - significantly re-aged & balance forgiveness	61	13	1	—	5	80
Total	$6,515	$2,590	$1,046	$116	$489	$10,756

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Nine Months Ended October 31, 2023
	Current	1 - 30	31 - 60	61 - 90	91+	Total
Significantly re-aged	$15,402	$8,023	$4,063	$2,245	$5,122	$34,855
Balance forgiveness	43	12	8	13	78	154
Refinance	157	66	20	9	59	311
Combination - significantly re-aged & balance forgiveness	109	38	13	5	89	254
Total	$15,711	$8,139	$4,104	$2,272	$5,348	$35,574

During the three and nine months ended October 31, 2023, the Company charged off $2.4 million and $3.8 million, respectively, of balances on loans that were significantly re-aged or received balance forgiveness.
The following tables describe the financial effect of the modifications made to customers experiencing financial difficulty:

Three Months ended October 31, 2023
Significantly re-aged
Payment delay duration (in months)	4 to 8
Balance forgiveness
Balance forgiven (in thousands)	$11
Refinance
Weighted-average interest rate reduction	8.26%
Term extension duration (in months)	28
Balance forgiven (in thousands)	$12
Combination - significantly re-aged & balance forgiveness
Payment delay duration (in months)	4 to 8
Balance forgiven (in thousands)	$14

Nine Months Ended October 31, 2023
Significantly re-aged
Payment delay duration (in months)	4 to 8
Balance forgiveness
Balance forgiven (in thousands)	$20
Refinance
Weighted-average interest rate reduction	6.70%
Term extension duration (in months)	27
Balance forgiven (in thousands)	$36
Combination - significantly re-aged & balance forgiveness
Payment delay duration (in months)	4 to 8
Balance forgiven (in thousands)	$44
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

measurement guidance was eliminated, and the measurement is now performed in accordance with ASC 326: Financial Instruments - Credit Losses. Upon adoption of ASU 2022-02, the allowance for credit losses was reduced by $0.4 million due to the change in guidance.

3.     Charges and Credits, net
Charges and credits consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Lease termination	$—	$—	$—	$(1,484)
Employee severance	—	8,006	—	8,006
Store closure	—	—	2,340	—
Asset sale	—	—	(3,147)	—
Professional fees	2,071	—	2,071	—
Total charges and credits, net	$2,071	$8,006	$1,264	$6,522

During the three and nine months ended October 31, 2023, we recognized $2.1 million in professional fees related to corporate transactions. During the nine months ended October 31, 2023 we recognized a $3.1 million gain related to the sale of a single store location net of asset disposal costs and $2.3 million in store closure costs related to the impairment of assets associated with the decision to end the store-within-a-store test with Belk, Inc. During the three months ended October 31, 2022 we recognized $8.0 million in severance costs related to a change in the executive management team. During the nine months ended October 31, 2022, we recognized a $1.5 million gain related to the termination of a lease for a single store location and $8.0 million in severance costs related to a change in the executive management team.

4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Interest income and fees	$55,290	$61,395	$169,535	$185,869
Insurance income	4,922	5,176	14,729	14,835
Other revenues	1,466	271	2,698	815
Total finance charges and other revenues	$61,678	$66,842	$186,962	$201,519
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
During the three months ended October 31, 2023 and 2022, interest income and fees reflected provisions for uncollectible interest of $11.4 million and $19.1 million, respectively. During the nine months ended October 31, 2023 and 2022, interest income and fees reflected provisions for uncollectible interest of $30.2 million and $38.6 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     Debt and Financing Lease Obligations
Debt and financing lease obligations consisted of the following:

(in thousands)	October 31, 2023	January 31, 2023
Revolving credit facility	$185,000	$221,000
Term Loan	100,000	—
Delayed Draw Term Loan	—	—
2021-A VIE Asset-backed Class B Notes	—	54,597
2021-A VIE Asset-backed Class C Notes	33,448	63,890
2022-A VIE Asset-backed Class A Notes	—	117,935
2022-A VIE Asset-backed Class B Notes	86,706	132,090
2022-A VIE Asset-backed Class C Notes	63,090	63,090
2023-A VIE Asset-backed Class A Notes	109,617	—
2023-A VIE Asset-backed Class B Notes	82,430	—
2023-A VIE Asset-backed Class C Notes	30,550	—
Financing lease obligations and other short-term debt	12,436	5,226
Total debt and financing lease obligations	703,277	657,828
Less:
Deferred debt issuance costs	(21,871)	(20,812)
Current maturities of long-term debt and financing lease obligations	(7,934)	(937)
Long-term debt and financing lease obligations	$673,472	$636,079
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The asset-backed notes outstanding as of October 31, 2023 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class C	$63,890	$63,450	$33,448	11/23/2021	5/15/2026	4.59%	5.25%
2022-A Class B	132,090	129,050	86,706	7/21/2022	12/15/2026	9.52%	10.86%
2022-A Class C	63,090	43,737	63,090	11/30/2022	12/15/2026	—%	20.74%
2023-A Class A	160,690	159,603	109,617	8/17/2023	01/17/2028	8.01%	14.50%
2023-A Class B	82,430	79,958	82,430	8/17/2023	01/17/2028	10.00%	11.00%
2023-A Class C	30,550	26,665	30,550	8/17/2023	01/17/2028	11.00%	11.14%
Total	$532,740	$502,463	$405,841
(1)After giving effect to debt issuance costs.
(2)Effective interest rate is inclusive of the impact of changes in timing of actual and expected cash flows, calculated on an annualized basis.
On August 7, 2023, Conn’s, Inc., Conn’s Receivables Funding 2023-A, LLC, a newly formed special purpose entity that is indirectly owned by the Company (the “Issuer”), Conn Appliances Receivables Funding, LLC, an indirect wholly owned subsidiary of the Company (the “Depositor”), and Conn Appliances, Inc., a direct and wholly owned subsidiary of the Company (“Conn Appliances”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., MUFG Securities Americas Inc., Citizens JMP Securities, LLC and Regions Securities LLC (collectively, the “Initial Purchasers”), for the sale of the Issuer’s 8.01% $160.7 million Asset Backed Fixed Rate Notes, Class A, Series 2023-A (the “Class A Notes”), 10.00% $82.4 million Asset Backed Fixed Rate Notes, Class B, Series 2023-A (the “Class B Notes”) and 11.00% $30.6 million Asset Backed Fixed Rate Notes, Class C, Series 2023-A (the “Class C Notes” and, together with the Class A Notes and the Class B Notes, the “Purchased Notes”). The Issuer also issued the Asset Backed Notes, Class R, Series 2023-A (the “Class R Notes” and, collectively with the Purchased Notes, the “Series 2023-A Notes”). The Class R Notes do not have a principal amount or interest rate and were transferred to the Depositor on August 17, 2023 to satisfy the risk retention obligations of Conn Appliances. The Series 2023-A Notes were issued on August 17, 2023 (the “Closing Date”). The Series 2023-A Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any jurisdiction. The Purchased Series Notes were sold initially to the Initial Purchasers and then reoffered and resold only (i) to “Qualified Institutional Buyers” as defined in Rule 144A under the Securities Act (“Rule 144A”) in transactions meeting the requirements of Rule 144A or (2) solely with respect to the Class A Notes, outside the United States to non-U.S. Persons in transactions in compliance with Regulation S under the Securities Act.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2023, under our Revolving Credit Facility, we had immediately available borrowing capacity of $144.2 million, net of standby letters of credit issued of $25.2 million, and an additional $295.6 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan Agreement. Under the Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitment that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The Amendment also waived testing of the interest coverage covenants beginning with the third quarter of fiscal year 2023 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2024 (unless earlier terminated pursuant to the terms of the Amendment). After giving effect to the foregoing amendment, as of October 31, 2023, we were in compliance with the covenants in our Revolving Credit Facility.
On February 21, 2023, the Company, the Borrowers, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the required lenders party thereto entered into the second amendment (the “Second Amendment”) to the Fifth Amended and Restated Loan Agreement. The Second Amendment, among other things, permits the Company and the Borrowers to enter into the Term Loan (as defined below) and made certain changes conforming to the Term Loan. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 8.6% for the nine months ended October 31, 2023.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Debt Covenants. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at October 31, 2023 is presented below:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Test Waived	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Test Waived	1.50:1.00
Leverage Ratio must not exceed maximum	2.47:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.53:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$41.7 million	$100.0 million
All capitalized terms in the above table are defined in the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.

6.     Commitments and Contingencies
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
We consolidate VIEs when we determine that we are the primary beneficiary of the VIEs, we have the power to direct the activities that most significantly impact the performance of the VIEs and our obligation to absorb losses and the right to receive residual returns are significant.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	October 31, 2023	January 31, 2023
Assets:
Restricted cash	$39,321	$38,727
Due from Conn’s, Inc., net	2,207	—
Customer accounts receivable:
Customer accounts receivable	486,617	506,811
Restructured accounts	69,580	46,626
Allowance for uncollectible accounts	(96,833)	(105,982)
Allowance for no-interest option credit programs	(9,274)	(9,340)
Deferred fees and origination costs	(4,702)	(4,851)
Total customer accounts receivable, net	445,388	433,264
Total assets	$486,916	$471,991
Liabilities:
Accrued expenses	$3,654	$3,475
Other liabilities	4,382	4,578
Due to Conn’s, Inc., net	—	2,249

Long-term debt:
2021-A Class B Notes	—	54,597
2021-A Class C Notes	33,448	63,890
2022-A Class A Notes	—	117,935
2022-A Class B Notes	86,706	132,090
2022-A Class C Notes	63,090	63,090
2023-A Class A Notes	109,617	—
2023-A Class B Notes	82,430	—
2023-A Class C Notes	30,550	—
	405,841	431,602
Less: deferred debt issuance costs	(16,213)	(20,812)
Total debt	389,628	410,790
Total liabilities	$397,664	$421,092
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
As of October 31, 2023, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended October 31, 2023
(in thousands)	Retail	Credit	Eliminations	Total
Revenues:
Furniture and mattress	$74,406	$—	$(826)	$73,580
Home appliance	79,622	—	(743)	78,879
Consumer electronics	25,146	—	(534)	24,612
Home office	9,539	—	(303)	9,236
Other	13,918	—	1	13,919
Product sales	202,631	—	(2,405)	200,226
Repair service agreement commissions	15,938	—	—	15,938
Service revenues	2,288	—	—	2,288
Total net sales	220,857	—	(2,405)	218,452
Finance charges and other revenues	497	61,528	(347)	61,678
Total revenues	221,354	61,528	(2,752)	280,130
Costs and expenses:
Cost of goods sold	146,772	1,854	(2,264)	146,362
Selling, general and administrative expense (1)	97,212	34,070	(250)	131,032
Provision for bad debts	122	39,001	—	39,123
Charges and credits	2,071	—	—	2,071
Total costs and expenses	246,177	74,925	(2,514)	318,588
Operating loss	(24,823)	(13,397)	(238)	(38,458)
Interest expense	(91)	22,539	—	22,448
Loss before income taxes	$(24,732)	$(35,936)	$(238)	$(60,906)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended October 31, 2022
(in thousands)	Retail	Credit	Eliminations	Total
Revenues:
Furniture and mattress	$79,927	$—	$—	$79,927
Home appliance	102,884	—	—	102,884
Consumer electronics	31,911	—	—	31,911
Home office	8,630	—	—	8,630
Other	9,824	—	—	9,824
Product sales	233,176	—	—	233,176
Repair service agreement commissions	18,804	—	—	18,804
Service revenues	2,378	—	—	2,378
Total net sales	254,358	—	—	254,358
Finance charges and other revenues	270	66,572		66,842
Total revenues	254,628	66,572	—	321,200
Costs and expenses:
Cost of goods sold	169,842	—	—	169,842
Selling, general and administrative expense (1)	94,240	32,003	—	126,243
Provision for bad debts	261	34,843	—	35,104
Charges and credits	8,006	—	—	8,006
Total costs and expenses	272,349	66,846	—	339,195
Operating loss	(17,721)	(274)	—	(17,995)
Interest expense	—	11,478	—	11,478
Loss before income taxes	$(17,721)	$(11,752)	$—	$(29,473)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended October 31, 2023
(in thousands)	Retail	Credit	Eliminations	Total
Revenues:
Furniture and mattress	$232,041	$—	$(1,692)	$230,349
Home appliance	252,472	—	(1,790)	250,682
Consumer electronics	77,736	—	(1,291)	76,445
Home office	26,147	—	(707)	25,440
Other	43,466	—	(58)	43,408
Product sales	631,862	—	(5,538)	626,324
Repair service agreement commissions	51,600	—	—	51,600
Service revenues	6,720	—	—	6,720
Total net sales	690,182	—	(5,538)	684,644
Finance charges and other revenues	1,512	186,406	(956)	186,962
Total revenues	691,694	186,406	(6,494)	871,606
Costs and expenses:
Cost of goods sold	450,576	2,548	(4,844)	448,280
Selling, general and administrative expense (1)	294,457	101,537	(750)	395,244
Provision for bad debts	321	101,013	—	101,334
Charges and credits	1,264	—	—	1,264
Total costs and expenses	746,618	205,098	(5,594)	946,122
Operating loss	(54,924)	(18,692)	(900)	(74,516)
Interest expense	16	55,598	—	55,614
Loss before income taxes	$(54,940)	$(74,290)	$(900)	$(130,130)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended October 31, 2022
(in thousands)	Retail	Credit	Eliminations	Total
Revenues:
Furniture and mattress	$254,341	$—	$—	$254,341
Home appliance	333,359	—	—	333,359
Consumer electronics	97,375	—	—	97,375
Home office	27,676	—	—	27,676
Other	25,847	—	—	25,847
Product sales	738,598	—	—	738,598
Repair service agreement commissions	60,256	—	—	60,256
Service revenues	7,279	—	—	7,279
Total net sales	806,133	—	—	806,133
Finance charges and other revenues	815	200,704	—	201,519
Total revenues	806,948	200,704	—	1,007,652
Costs and expenses:
Cost of goods sold	530,942	—	—	530,942
Selling, general and administrative expense (1)	288,306	100,863	—	389,169
Provision for bad debts	848	76,211	—	77,059
Charges and credits	6,522	—	—	6,522
Total costs and expenses	826,618	177,074	—	1,003,692
Operating (loss) income	(19,670)	23,630	—	3,960
Interest expense	—	23,807	—	23,807
Loss before income taxes	$(19,670)	$(177)	$—	$(19,847)

	October 31, 2023			October 31, 2022
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$637,368	$1,089,024	$1,726,392	$594,302	$1,142,830	$1,737,132

(1)For the three months ended October 31, 2023 and 2022, the amount of corporate overhead allocated to each segment reflected in SG&A expense was $8.2 million and $7.4 million, respectively. For the three months ended October 31, 2023 and 2022, the amount of reimbursement made to the retail segment by the credit segment was $6.1 million and $6.5 million, respectively. For the nine months ended October 31, 2023 and 2022, the amount of corporate overhead allocated to each segment reflected in SG&A was $25.8 million and $23.6 million, respectively. For the nine months ended October 31, 2023 and 2022, the amount of reimbursement made to the retail segment by the credit segment was $18.5 million and $19.9 million, respectively.

9. Subsequent Events
Investment Agreement
On December 18 2023, Conn’s, Inc. (the “Company”) entered into an investment agreement (the “Investment Agreement”), among the Company, Franchise Group Newco BHF, LLC (“Newco BHF”), W.S. Badcock LLC (“Badcock”), Freedom VCM Interco Holdings, Inc. (“FVCM”) and Franchise Group, Inc. (“FGI”). Pursuant to the Investment Agreement, Newco BHF contributed to the Company all of the issued and outstanding equity interests of Badcock and FVCM agreed to contribute residual interests in certain receivables currently held by B. Riley Receivables II, LLC (“BRR2”) to Badcock upon the satisfaction of certain indebtedness of BRR2 in the future. In exchange for the contributions, the Company issued 1,000,000 shares of Preferred Stock (as defined below) to Newco BHF and FVCM. The Preferred Stock, subject to the terms set forth in the Certificate of Designation and approval by the stockholders of the Company, is convertible into an aggregate of

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

approximately 24,500,000 shares of Non-Voting Common Stock, which represents 49.99% of the issued and outstanding shares of common stock, par value $0.01 of the Company (“Common Stock”), outstanding immediately following the closing after giving effect to the issuance of the Preferred Stock and assuming the conversion of the Preferred Stock into Non-Voting Common Stock. The closing of the contributions and the issuance of the Preferred Stock occurred simultaneously with the signing of the Investment Agreement.
Pursuant to the Investment Agreement, the Company has agreed to hold a stockholder’s meeting (the “Special Meeting”) to submit the following matters to its stockholders for their consideration: (a) the approval of an amendment to the Company’s certificate of incorporation (the “Charter Amendment”) to create a new class of non-voting common stock of the Company, par value $0.01 per share (“Non-Voting Common Stock”); and (b) the conversion of the Preferred Stock issued to Newco BHF and to FVCM pursuant to the Investment Agreement into shares of new authorized and issued Non-Voting Common Stock (the “Conversion Amendment”).
The Investment Agreement contains customary representations, warranties and covenants of the Company, Newco BHF, Badcock, FVCM and FGI.
Amendment to Revolving Credit Facility
On December 18, 2023, the Company entered into an Amendment No. 3 (the “Revolving Credit Agreement Amendment”) to the Fifth Amended and Restated Loan and Security Agreement, dated as of March 29, 2021 (the “Revolving Credit Agreement”), by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as existing borrowers (the “Existing Borrowers”), and substantially concurrently with the closing of the Revolving Credit Agreement Amendment, Badcock, pursuant to a joinder, as new borrower (“New Borrower”, and together with the Existing Borrowers, collectively, “Borrowers”), certain banks and financial institutions named therein, as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders. The Revolving Credit Agreement Amendment, among other things: (a) consents to the consummation of the transactions contemplated by the Investment Agreement; (b) extends the maturity date of the Revolving Credit Agreement to December 31, 2026; (c) provides for certain adjustments to the representations, warranties and covenants to incorporate the New Borrower into the Revolving Credit Agreement; (d) increases the existing interest rate margins by 0.50%, resulting in possible interest rate margins between (i) 3.00% and 3.75% for SOFR Rate Loans and (ii) 2.00% and 2.75% for Base Rate Loans, in each case based on the total net leverage ratio; (e) extends the termination date of the covenant relief period, which removes testing of the interest coverage covenant, to April 30, 2025; (f) provides for certain amendments to the borrowing base, including (i) modifying the inventory advance rate by removing the cap of 33.3% of revolving commitments and (ii) modifying the contract advance rate to equal the lesser of (x) 80% of net eligible contract payments and (y) 80% of the net fair market value of the owned contract portfolio; (g) provides for increased reporting requirements; (h) amends the minimum excess availability covenant to require, at all times during the term of the Revolving Credit Agreement, availability under the revolver of no less than the greater of (i) 17.5% of the borrowing base and (ii) $100,000,000; (i) replaces the minimum liquidity covenant with a springing, minimum fixed charge coverage ratio of 1.00:1.00, which shall only be tested to the extent availability under the Revolving Credit Agreement is less than 20% of the borrowing base, and testing of such covenant shall continue until the occurrence of the first fiscal-quarter end where availability as of such date has been in excess of 20% of the borrowing base for 30 consecutive days; (j) added a minimum EBITDA financial covenant; and (k) increased the cap on revolver borrowings at any one time outstanding to $400,000,000, with step downs beginning September 1, 2025 thereafter to $300,000,000.
Term Loan and Security Agreement
On December 18, 2023, the Company, as parent and guarantor, and the Borrowers, entered into a second-lien term loan and security agreement (the “Term Loan”) with BRF Finance Co., LLC, as administrative agent and collateral agent, and the financial institutions party thereto, as lenders. The Term Loan provides for an aggregate commitment of $108.0 million to the Borrowers pursuant to a secured term loan credit facility maturing on February 20, 2027, which was fully drawn on December [18], 2023. Outstanding loans under the Term Loan will bear interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Term Loan), subject to a 4.80% floor, plus a margin of 8.00%. The obligations of the Borrowers under the Term Loan are guaranteed by the Company and certain of the Borrowers’ subsidiaries. The Borrowers are required to make quarterly scheduled amortization payments of the Term Loan prior to the maturity thereof in an amount equal to $1.35 million. The Term Loan is secured by liens (subject, in the case of priority, to the liens under the Revolving Credit Agreement) on substantially all of the assets of the Borrowers and their subsidiaries, subject to customary exceptions.
Proceeds from borrowings made under the Term Loan may be used by the Borrowers for, among other things: (i) payment of fees and expenses associated with the closing of the Term Loan; (ii) repayment in full of the Company’s existing second-lien term loan facility with Pathlight Capital LP and all fees and expenses associated therewith; and (iii) working capital and other lawful corporate purposes of the Borrowers and their subsidiaries in accordance with the Term Loan.
The Borrowers may elect to prepay all or any portion of the amounts owed under the Term Loan, without a premium or penalty. The Borrowers are required to make mandatory prepayments of amounts owed under the Term Loan in an amount equal to

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

100% of the proceeds received as a result of any of the following events, subject to certain adjustments: (i) the issuance of any equity securities by the Company that the Company contributes as additional common equity contributions to any Borrower; and (ii) the receipt by the Company, the Borrowers or any of their affiliates of any portion of the CARES Act Tax Refund Proceeds (as defined in the Term Loan), subject to a cap. Voluntary and mandatory prepayments will be applied to the remaining scheduled installments of principal due in respect of the Term Loan in the inverse order of maturity.
The Term Loan contains customary covenants regarding the Borrowers and their subsidiaries that are generally based upon and are comparable to those contained in the Revolving Credit Agreement including, without limitation: financial covenants, such as the maintenance of a minimum interest coverage ratio, subject to a covenant relief period through the fiscal quarter ending April 30, 2025, a maximum leverage ratio, a minimum excess availability covenant and a springing, minimum fixed charge coverage ratio; and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Term Loan also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, and change of control.
Amendment to Delayed Draw Term Loan Facility
On December 18, 2023, the Company, entered into an Amendment No. 1 (the “DDTL Amendment”) to Delayed Draw Term Loan and Security Agreement, dated as of July 31, 2023 (the “Term Loan Agreement”), by and among the Company, as parent and guarantor, the Existing Borrowers and substantially concurrently with the closing of the DDTL Amendment, Badcock, pursuant to a joinder, as new borrower, Stephens Investments Holdings LLC (“Stephens Investments”) and Stephens Group, LLC and the other lenders party thereto from time to time, and Stephens Investments, as administrative agent. The DDTL Amendment, among other things: (a) consents to the consummation of the transactions contemplated by the Investment Agreement; (b) extends the maturity date of the Term Loan Agreement to May 22, 2027; (c) provides for certain adjustments to the representations, warranties and covenants to incorporate the New Borrower into the Term Loan Agreement; (d) added a minimum EBITDA financial covenant; and (e) provides for the ability of Borrowers to prepay all or any portion of the amounts owed under the Term Loan Agreement, without a premium or penalty, subject to certain conditions, including demonstrating a trailing twelve-month EBITDA (on a pro forma basis) of the Company and its subsidiaries of no less than $185,000,000 and a trailing six-month liquidity (on a pro forma basis) of the Company and its subsidiaries of no less than $100,000,000. In addition, the DDT Amendment (i) obligates the Company to solicit stockholder approval to issue the maximum amount of Non-Voting Common Stock upon exercise of the maximum number of warrants thereunder, (ii) if stockholder approval is received, obligates the Company to issue warrants under the Term Loan Agreement exercisable for Non-Voting Common Stock and (iii) if stockholder approval is received, clarifies that the provision of the Term Loan Agreement limiting the number of shares underlying warrants issued thereunder to no more than 19.99% of the outstanding shares of Common Stock issued and outstanding as of the date of the Term Loan Agreement does not apply to limit the number of shares of Non-Voting Common Stock issuable upon exercise of warrants.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including, but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; expansion of our eCommerce business; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility or our Delayed Draw Term Loan, and proceeds from accessing debt or equity markets; the effects of epidemics or pandemics, including the COVID-19 pandemic; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Form 10-K”) and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
We make available in the investor relations section of our website at ir.conns.com updated monthly reports to the holders of our asset-backed notes. This information reflects the performance of the securitized portfolio only, in contrast to the financial statements contained herein, which reflect the performance of all our outstanding receivables, including those originated subsequent to those included in the securitized portfolio.  The website and the information contained on our website is not incorporated in this Quarterly Report on Form 10-Q or any other document filed with the SEC.
Overview
We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

Executive Summary
Total revenues were $280.1 million for the three months ended October 31, 2023 compared to $321.2 million for the three months ended October 31, 2022, a decrease of $41.1 million or 12.8%. Retail revenues were $221.4 million for the three months ended October 31, 2023 compared to $254.6 million for the three months ended October 31, 2022, a decrease of $33.2 million or 13.0%. The decrease in total retail revenue for the three months ended October 31, 2023 was primarily driven by a decrease in same store sales of 15.0%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products following several periods of excess consumer liquidity resulting in the acceleration of sales. The decrease in same store sales was partially offset by new store growth. Credit revenues were $61.5 million for the three months ended October 31, 2023 compared to $66.6 million for the three months ended October 31, 2022, a decrease of $5.1 million or 7.7%. The decrease in credit revenue was primarily due to a 5.0% decrease in the average outstanding balance of the customer accounts receivable portfolio.
Retail gross margin for the three months ended October 31, 2023 was 33.5%, an increase of 30 basis points from the 33.2% reported for the three months ended October 31, 2022. The year-over-year increase in retail gross margin was primarily driven by pricing and assortment changes, a more profitable product mix and normalizing freight costs. The increase was partially offset by the deleveraging of fixed distribution costs.

Selling, general and administrative expense (“SG&A”) for the three months ended October 31, 2023 was $131.0 million compared to $126.2 million for the three months ended October 31, 2022, an increase of $4.8 million or 3.8%. The SG&A increase in the retail segment was primarily due to an increase in occupancy from new stores, partially offset by a decline in variable costs and a decline in labor costs resulting from cost savings initiatives. The SG&A increase in the credit segment was primarily due to an increase in general operating costs.
Provision for bad debts increased to $39.1 million for the three months ended October 31, 2023 from $35.1 million for the three months ended October 31, 2022, an overall change of $4.0 million. The year-over-year increase was primarily driven by an increase in the allowance for bad debts of $6.1 million offset by a decrease in net charge-offs of $2.1 million during the three months ended October 31, 2023 compared to the three months ended October 31, 2022.
Interest expense was $22.4 million for the three months ended October 31, 2023 and $11.5 million for the three months ended October 31, 2022, an increase of $10.9 million or 94.8%. The increase was driven by a higher average balance of debt and a higher effective interest rate.
Net loss for the three months ended October 31, 2023 was $51.3 million or $2.11 per diluted share, compared to net loss of $24.8 million, or $1.04 per diluted share, for the three months ended October 31, 2022.
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
•Net yield - Our management considers yield to be a key performance metric because it drives future credit decisions and credit offerings and directly impacts our net income.  Yield reflects the amount of interest we receive from our portfolio of customer receivables.
Company Initiatives
We delivered the following financial and operational results in the third quarter of fiscal year 2024 as compared to the prior fiscal year period (unless otherwise noted):
•Total consolidated revenue declined 12.8% to $280.1, due to a 14.1% decline in total net sales, and a 9.6% reduction in finance charges and other revenues;
•Same store sales decreased 15.0% which is the fourth quarter of sequential improvement and a 1,200 basis point improvement from last year’s third quarter;
•eCommerce sales increased 51.0% to $26.3 million compared to $17.4 million in the prior year;
•Retail gross margin increased to 33.5% from 33.2% in the prior year, and;
•Credit applications increased by 40.6% year-over-year to the highest growth rate in the past five years.

Strategic Update
In response to challenging macroeconomic pressures, we continue to focus on our updated near-term strategic priorities:
•Refocus on core customer. We are refocusing efforts on serving core credit-constrained customers as we continue to face the impacts of macroeconomic headwinds and changes in consumer behavior. Providing multiple financing options is our key differentiator. We are pursuing profitable growth strategies aimed at enhancing the payment options we provide to our large and established customer base.
•Expansion of in-house lease-to-own program. In February 2023, we began offering our first in-house lease-to-own transactions and expect to expand this program throughout fiscal year 2024. We believe that the in-house lease-to-own program will be a transformative opportunity for the Company that has the potential to significantly benefit sales and earnings in the coming years.
•eCommerce enhancement. We completed the final phase of the eCommerce platform conversion, which further enhanced our digital capabilities and produced record second quarter eCommerce sales.
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

Results of Operations
The following tables present certain financial and other information, on a condensed consolidated basis:

Consolidated:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues:
Total net sales	$218,452	$254,358	$(35,906)	$684,644	$806,133	$(121,489)
Finance charges and other revenues	61,678	66,842	(5,164)	186,962	201,519	(14,557)
Total revenues	280,130	321,200	(41,070)	871,606	1,007,652	(136,046)
Costs and expenses:
Cost of goods sold	146,362	169,842	(23,480)	448,280	530,942	(82,662)
Selling, general and administrative expense	131,032	126,243	4,789	395,244	389,169	6,075
Provision for bad debts	39,123	35,104	4,019	101,334	77,059	24,275
Charges and credits, net	2,071	8,006	(5,935)	1,264	6,522	(5,258)
Total costs and expenses	318,588	339,195	(20,607)	946,122	1,003,692	(57,570)
Operating (loss) income	(38,458)	(17,995)	(20,463)	(74,516)	3,960	(78,476)
Interest expense	22,448	11,478	10,970	55,614	23,807	31,807
Loss before income taxes	(60,906)	(29,473)	(31,433)	(130,130)	(19,847)	(110,283)
Benefit for income taxes	(9,609)	(4,634)	(4,975)	(9,936)	(3,358)	(6,578)
Net loss	$(51,297)	$(24,839)	$(26,458)	$(120,194)	$(16,489)	$(103,705)
Supplementary Operating Segment Information
Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources and assess performance. We are a leading specialty retailer and offer a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core credit-constrained consumers. We have two operating segments: (i) retail and (ii) credit. Our operating segments complement one another. The retail segment operates primarily through our stores and website and its product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit segment offers affordable financing solutions to a large, underserved population of credit-constrained consumers who typically have limited credit alternatives. Our operating segments provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets, and product repair service. We believe our large, attractively merchandised retail stores and credit solutions offer a distinctive value proposition compared to other retailers that target our core customer demographic. The operating segments follow the same accounting policies used in our Condensed Consolidated Financial Statements.
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

The following table represents total revenues, costs and expenses, operating loss and loss before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Revenues:
Product sales	$202,631	$233,176	$(30,545)	$631,862	$738,598	$(106,736)
Repair service agreement commissions	15,938	18,804	(2,866)	51,600	60,256	(8,656)
Service revenues	2,288	2,378	(90)	6,720	7,279	(559)
Total net sales	220,857	254,358	(33,501)	690,182	806,133	(115,951)
Finance charges and other	497	270	227	1,512	815	697
Total revenues	221,354	254,628	(33,274)	691,694	806,948	(115,254)
Costs and expenses:
Cost of goods sold	146,772	169,842	(23,070)	450,576	530,942	(80,366)
Selling, general and administrative expense (1)	97,212	94,240	2,972	294,457	288,306	6,151
Provision for bad debts	122	261	(139)	321	848	(527)
Charges and credits, net	2,071	8,006	(5,935)	1,264	6,522	(5,258)
Total costs and expenses	246,177	272,349	(26,172)	746,618	826,618	(80,000)
Operating loss	$(24,823)	(17,721)	$(7,102)	$(54,924)	$(19,670)	$(35,254)
Number of stores:
Beginning of period	175	163		168	158
Opened	1	2		8	7
End of period	176	165		176	165

Credit Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenues:
Finance charges and other revenues	$61,528	$66,572	$(5,044)	$186,406	$200,704	$(14,298)
Costs and expenses:
Cost of goods sold	1,854	—	1,854	2,548	—	2,548
Selling, general and administrative expense (1)	34,070	32,003	2,067	101,537	100,863	674
Provision for bad debts	39,001	34,843	4,158	101,013	76,211	24,802
Total costs and expenses	74,925	66,846	8,079	205,098	177,074	28,024
Operating (loss) income	(13,397)	(274)	(13,123)	(18,692)	23,630	(42,322)
Interest expense	22,539	11,478	11,061	55,598	23,807	31,791
Loss before income taxes	$(35,936)	$(11,752)	$(24,184)	$(74,290)	$(177)	$(74,113)
(1)For the three months ended October 31, 2023 and 2022, the amount of overhead allocated to each segment reflected in SG&A was $8.2 million and $7.4 million, respectively. For the three months ended October 31, 2023 and 2022, the amount of reimbursement made to the retail segment by the credit segment was $6.1 million and $6.5 million, respectively. For the nine months ended October 31, 2023 and 2022, the amount of corporate overhead allocated to each segment reflected in SG&A was $25.8 million and $23.6 million, respectively. For the nine months ended October 31, 2023 and 2022, the amount of reimbursement made to the retail segment by the credit segment was $18.5 million and $19.9 million, respectively.

Three months ended October 31, 2023 compared to three months ended October 31, 2022
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended October 31,					%	Same Store
(dollars in thousands)	2023	% of Total	2022	% of Total	Change	Change	% Change
Furniture and mattress	$74,406	33.7%	$79,927	31.4%	$(5,521)	(6.9)%	(9.1)%
Home appliance	79,622	36.1	102,884	40.4	(23,262)	(22.6)	(23.8)
Consumer electronics	25,146	11.4	31,911	12.5	(6,765)	(21.2)	(23.5)
Home office	9,539	4.3	8,630	3.4	909	10.5	6.3
Other	13,918	6.3	9,824	4.0	4,094	41.7	64.0
Product sales	202,631	91.8	233,176	91.7	(30,545)	(13.1)	(14.5)
Repair service agreement commissions (1)	15,938	7.2	18,804	7.4	(2,866)	(15.2)	(15.9)
Service revenues	2,288	1.0	2,378	0.9	(90)	(3.8)
Total net sales	$220,857	100.0%	$254,358	100.0%	$(33,501)	(13.2)%	(15.0)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the three months ended October 31, 2023 was primarily driven by a decrease in same store sales of 15.0%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products following several periods of excess consumer liquidity resulting in the acceleration of sales. The decrease in same store sales was partially offset by new store growth.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended October 31,			%
(in thousands)	2023	2022	Change	Change
Interest income and fees	$55,290	$61,395	$(6,105)	(9.9)%
Insurance income	4,922	5,176	(254)	(4.9)%
Other revenues	1,466	271	1,195	441.0%
Finance charges and other revenues	$61,678	$66,842	$(5,164)	(7.7)%
The decrease in finance charges and other revenues was primarily due to a 5.0% decrease in the average outstanding balance of the customer accounts receivable portfolio and a decrease in insurance commissions.
The following table provides key portfolio performance information:

	Three Months Ended October 31,			%
(dollars in thousands)	2023	2022	Change	Change
Interest income and fees	$55,290	$61,395	$(6,105)	(9.9)%
Net charge-offs	(33,360)	(35,439)	2,079	(5.9)%
Interest expense	(22,448)	(11,478)	(10,970)	95.6%
Net portfolio income	$(518)	$14,478	$(14,996)	(103.6)%
Average outstanding portfolio balance	$982,859	$1,034,579	$(51,720)	(5.0)%
Interest income and fee yield (annualized)	22.3%	23.5%
Net charge-off % (annualized)	13.6%	13.7%
The decrease in the interest income and fee yield is the result of a change in how payments are applied that went into effect for the period ended October 31, 2022, which generated a 1.2% increase in yield in that period which has now normalized.

Retail Gross Margin

	Three Months Ended October 31,
(dollars in thousands)	2023	2022	Change
Retail total net sales	$220,857	$254,358	$(33,501)
Cost of goods sold	146,772	169,842	(23,070)
Retail gross margin	$74,085	$84,516	$(10,431)
Retail gross margin percentage	33.5%	33.2%
The increase in retail gross margin was primarily driven by a more profitable product mix and normalizing freight costs. The increase was partially offset by the deleveraging of fixed distribution costs.
Selling, General and Administrative Expense

	Three Months Ended October 31,
(dollars in thousands)	2023	2022	Change
Retail segment	$97,212	$94,240	$2,972
Credit segment	34,070	32,003	2,067
Eliminations	(250)	—	(250)
Selling, general and administrative expense - Consolidated	$131,032	$126,243	$4,789
Selling, general and administrative expense as a percent of total revenues	46.8%	39.3%
The SG&A increase in the retail segment was primarily due to an increase in occupancy from new stores, partially offset by a decline in variable costs and a decline in labor costs resulting from cost savings initiatives.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 13.9% for the three months ended October 31, 2023 as compared to 12.4% for the three months ended October 31, 2022. The SG&A increase in the credit segment was primarily due to an increase in other operating and occupancy costs which were partially offset by a decrease in delivery and transportation fess.
Provision for Bad Debts

	Three Months Ended October 31,
(dollars in thousands)	2023	2022	Change
Retail segment	$122	$261	$(139)
Credit segment	39,001	34,843	4,158
Provision for bad debts - Consolidated	$39,123	$35,104	$4,019
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	15.9%	13.5%
The provision for bad debts increased to $39.1 million for the three months ended October 31, 2023 from $35.1 million for the three months ended October 31, 2022, an overall change of $4.0 million. The year-over-year increase was primarily driven by an increase in the allowance for bad debts reserve of $6.1 million offset by a decrease in net charge offs of $2.1 million during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase in the provision was the result of a portfolio mix shift offset by a smaller carrying value.
Charges and Credits
During the three months ended October 31, 2023, we recognized $2.1 million in professional fees related to corporate transactions.
Interest Expense
Interest expense was $22.4 million for the three months ended October 31, 2023 and $11.5 million for the three months ended October 31, 2022, an increase of $10.9 million or 94.8%. The increase was driven by a higher average balance of debt and a higher effective interest rate.

Provision for Income Taxes

	Three Months Ended October 31,
(dollars in thousands)	2023	2022	Change
Benefit for income taxes	$(9,609)	$(4,634)	$(4,975)
Effective tax rate	15.8%	15.7%
The increase in income tax benefit for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was driven by the recognition of a $6.9 million uncertain tax benefit and a $2.0 million income tax return to accrual benefit, offset by the impact of valuation allowance.
Nine months ended October 31, 2023 compared to nine months ended October 31, 2022
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Nine Months Ended October 31,					%	Same Store
(dollars in thousands)	2023	% of Total	2022	% of Total	Change	Change	% Change
Furniture and mattress	$232,041	33.6%	$254,341	31.6%	$(22,300)	(8.8)%	(11.9)%
Home appliance	252,472	36.5	333,359	41.3	(80,887)	(24.3)	(25.8)
Consumer electronics	77,736	11.3	97,375	12.1	(19,639)	(20.2)	(22.5)
Home office	26,147	3.8	27,676	3.4	(1,529)	(5.5)	(8.1)
Other	43,466	6.3	25,847	3.2	17,619	68.2	71.4
Product sales	631,862	91.5	738,598	91.6	(106,736)	(14.5)	(17.1)
Repair service agreement commissions (1)	51,600	7.5	60,256	7.5	(8,656)	(14.4)	(14.8)
Service revenues	6,720	1.0	7,279	0.9	(559)	(7.7)
Total net sales	$690,182	100.0%	$806,133	100.0%	$(115,951)	(14.4)%	(16.9)%
(1) The total change in sales of RSA commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in total net sales for the nine months ended October 31, 2023 was primarily driven by a decrease in same store sales of 16.9%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products following several periods of excess consumer liquidity resulting in the acceleration of sales. The decrease in same store sales was partially offset by new store growth.
The following table provides the change of the components of finance charges and other revenues:

	Nine Months Ended October 31,
(in thousands)	2023	2022	Change
Interest income and fees	$169,535	$185,869	$(16,334)
Insurance income	14,729	14,835	(106)
Other revenues	2,698	815	1,883
Finance charges and other revenues	$186,962	$201,519	$(14,557)
The decrease in finance charges and other revenues was primarily due to a 6.7% decrease in the average outstanding balance of the customer accounts receivable portfolio and a decrease in late fee revenues.

The following table provides key portfolio performance information:

	Nine Months Ended October 31,
(dollars in thousands)	2023	2022	Change
Interest income and fees	$169,535	$185,869	$(16,334)
Net charge-offs	(110,946)	(103,974)	(6,972)
Interest expense	(55,614)	(23,807)	(31,807)
Net portfolio income	$2,975	$58,088	$(55,113)
Average outstanding portfolio balance	$990,378	$1,061,985	$(71,607)
Interest income and fee yield (annualized)	22.9%	23.4%
Net charge-off % (annualized)	14.9%	13.1%
Retail Gross Margin

	Nine Months Ended October 31,
(dollars in thousands)	2023	2022	Change
Retail total net sales	$690,182	$806,133	$(115,951)
Cost of goods sold	450,576	530,942	(80,366)
Retail gross margin	$239,606	$275,191	$(35,585)
Retail gross margin percentage	34.7%	34.1%
The increase in retail gross margin was primarily driven by a more profitable product mix and normalizing freight costs. The increase was partially offset by the deleveraging of fixed distribution costs.
Selling, General and Administrative Expense

	Nine Months Ended October 31,
(dollars in thousands)	2023	2022	Change
Retail segment	$294,457	$288,306	$6,151
Credit segment	101,537	100,863	674
Eliminations	(750)	—	(750)
Selling, general and administrative expense - Consolidated	$395,244	$389,169	$6,075
Selling, general and administrative expense as a percent of total revenues	45.3%	38.6%
The SG&A increase in the retail segment was primarily due to an increase in occupancy costs from new stores, partially offset by a decline in variable costs and a decline in labor costs resulting from cost savings initiatives.
As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment was 13.7% for the nine months ended October 31, 2023 as compared to 12.7% for the nine months ended October 31, 2022. The SG&A increase in the credit segment was primarily due to an increase in occupancy costs offset by a decline in general operating costs, delivery and transportation costs, and labor costs.
Provision for Bad Debts

	Nine Months Ended October 31,
(dollars in thousands)	2023	2022	Change
Retail segment	$321	$848	$(527)
Credit segment	101,013	76,211	24,802
Provision for bad debts - Consolidated	$101,334	$77,059	$24,275
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance (annualized)	13.6%	9.6%

The provision for bad debts increased to $101.3 million for the nine months ended October 31, 2023 from $77.1 million for the nine months ended October 31, 2022, an overall change of $24.2 million. The year-over-year increase was primarily driven by an increase in net charge offs of $7.0 million during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. For the nine months ended October 31, 2023, the allowance for bad debts was reduced by $9.6 million compared to a reduction in the allowance for bad debts of $26.9 million for the nine months ended October 31, 2022. This resulted in an increase to the provision for bad debts of $17.3 million due primarily to a smaller decline in the customer accounts receivable portfolio balance in the current period.
Charges and Credits, net
During the nine months ended October 31, 2023, we recognized a $3.1 million gain related to the sale of a single store location net of asset disposal costs as well as $2.3 million in store closure costs related to the impairment of assets associated with the decision to end the store-within-a-store test with Belk, Inc. In addition, we recognized $2.1 million in professional fees related to corporate transactions.
Interest Expense
Interest expense was $55.6 million for the nine months ended October 31, 2023 and $23.8 million for the nine months ended October 31, 2022, an increase of $31.8 million or 133.6%. The increase was driven by a higher average debt balance and a higher effective interest rate.
Provision for Income Taxes

	Nine Months Ended October 31,
(dollars in thousands)	2023	2022	Change
Benefit for income taxes	$(9,936)	$(3,358)	$(6,578)
Effective tax rate	7.6%	16.9%
The increase in income tax benefit for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 was driven by the recognition of a $6.3 million uncertain tax benefit, as well as the impact of the valuation allowance in the current period.

Customer Accounts Receivable Portfolios
We provide in-house financing to individual consumers on a short and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 36%. We have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 67% of our originations during the nine months ended October 31, 2023, with maximum equivalent interest rates of up to 37% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 16% of our originations during the nine months ended October 31, 2023.
We offer qualified customers a 12-month no-interest option finance program. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived.
We regularly extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved, and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. We may provide the customer with the ability to refinance their account, which includes reducing the interest rate and extending the term of the loan, and generally includes waiving certain uncollected fees. We may also provide concessions in the form of balance forgiveness to customers experiencing financial difficulty. Balance forgiveness is primarily comprised of reductions in the principal balance of the loan but may also include reductions in uncollected fees or interest balances. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of October 31,
	2023	2022
Weighted average credit score of outstanding balances (1)	615	613
Average outstanding customer balance	$2,661	$2,541
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	11.0%	12.2%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)	18.1%	16.5%
Carrying value of account balances re-aged more than six months (in thousands)(3)	$34,563	$31,521
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	17.4%	18.2%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	36.2%	33.0%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Total applications processed	333,622	231,526	968,571	756,611
Weighted average origination credit score of sales financed (1)	623	621	621	620
Percent of total applications approved and utilized	18.8%	23.8%	20.0%	22.4%
Average income of credit customer at origination	$53,600	$50,900	$52,300	$50,600
Percent of retail sales paid for by:
In-house financing, including down payments received	61.1%	54.0%	60.8%	51.9%
Third-party financing	14.7%	17.6%	14.7%	18.2%
Third-party lease-to-own option	8.6%	7.2%	8.2%	7.1%
	84.4%	78.8%	83.7%	77.2%
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

For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 15.2% as of October 31, 2023 from 16.1% as of October 31, 2022.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due decreased by 100 basis points over the prior year period to 9.8% as of October 31, 2023 from 10.8% as of October 31, 2022.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 39.8% as of October 31, 2023 as compared to 42.2% as of October 31, 2022. This decrease is primarily due to an overall improvement in 60+ delinquency within restructured accounts.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 13.6% for the three months ended October 31, 2023 compared to 13.7% for the three months ended October 31, 2022. This decrease is primarily related to fewer gross charge offs in the current quarter when compared to the prior period.
As of October 31, 2023 and 2022, allowance for credit losses are presented net of recovery receivables which were $48.0 million and $45.5 million, respectively.
As of October 31, 2023 and 2022, balances under no-interest programs included within customer receivables were $354.5 million and $340.9 million, respectively.

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
Operating cash flows.  For the nine months ended October 31, 2023, net cash provided in operating activities was $253.0 thousand compared to net cash provided of $72.5 million for the nine months ended October 31, 2022. The decrease in net cash provided by operating activities was primarily driven by lower cash collections compared to the prior year due to lower portfolio income from lower sales, normal fluctuation in accrued expenses and accounts payable as well as a decrease in net income when adjusted for non-cash activity in comparison to the prior year period.
Investing cash flows.  For the nine months ended October 31, 2023, net cash used in investing activities was $40.2 million compared to $50.2 million for the nine months ended October 31, 2022. The cash used during the nine months ended October 31, 2023 was primarily for investments in new stores and technology investments. The cash used during the nine months ended October 31, 2022 was primarily for investments in new stores and technology investments, including the acquisition of a lease-to-own technology platform.
Financing cash flows.  For the nine months ended October 31, 2023, net cash provided by financing activities was $26.6 million compared to net cash used for financing activities of $8.0 million for the nine months ended October 31, 2022. During the period ended October 31, 2023, we issued the 2023-A VIE asset backed notes resulting in net proceeds of approximately $266.3 million, net of transaction costs. The proceeds were used to pay down the balance of the Company's Revolving Credit Facility and for other general corporate purposes. During the period ended October 31, 2022, we issued the 2022-A VIE asset backed notes resulting in net proceeds of approximately $402.8 million, net of transaction costs. The proceeds were used to pay down the balance of the Company's Revolving Credit Facility and for other general corporate purposes. During the period ended October 31, 2023, net borrowings under the Revolving Credit Facility were $64.0 million compared to net payments of $35.0 million during the comparable prior year period.
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
The asset-backed notes outstanding as of October 31, 2023 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class C	$63,890	$63,450	$33,448	11/23/2021	5/15/2026	4.59%	5.25%
2022-A Class B	132,090	129,050	86,706	7/21/2022	12/15/2026	9.52%	10.86%
2022-A Class C	63,090	43,737	63,090	11/30/2022	12/15/2026	—%	20.74%
2023-A Class A	160,690	159,603	109,617	8/17/2023	01/17/2028	8.01%	14.50%
2023-A Class B	82,430	79,958	82,430	8/17/2023	01/17/2028	10.00%	11.00%
2023-A Class C	30,550	26,665	30,550	8/17/2023	01/17/2028	11.00%	11.14%
Total	$532,740	$502,463	$405,841
(1)After giving effect to debt issuance costs.
(2)Effective interest rate is inclusive of the impact of changes in timing of actual and expected cash flows, calculated on an annualized basis.
On August 7, 2023, Conn’s, Inc., Conn’s Receivables Funding 2023-A, LLC, a newly formed special purpose entity that is indirectly owned by the Company (the “Issuer”), Conn Appliances Receivables Funding, LLC, an indirect wholly owned subsidiary of the Company (the “Depositor”), and Conn Appliances, Inc., a direct and wholly owned subsidiary of the Company (“Conn Appliances”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., MUFG Securities Americas Inc., Citizens JMP Securities, LLC and Regions Securities LLC (collectively, the “Initial Purchasers”), for the sale of the Issuer’s 8.01% $160.7 million Asset Backed Fixed Rate Notes, Class A, Series 2023-A (the “Class A Notes”), 10.00% $82.4 million Asset Backed Fixed Rate Notes, Class B, Series 2023-A (the “Class B Notes”) and 11.00% $30.6 million Asset Backed Fixed Rate Notes, Class C, Series 2023-A (the “Class C Notes” and, together with the Class A Notes and the Class B Notes, the “Purchased Notes”). The Issuer also issued the Asset Backed Notes, Class R, Series 2023-A (the “Class R Notes” and, collectively with the Purchased Notes, the “Series 2023-A Notes”). The Class R Notes do not have a principal amount or interest rate and were transferred to the Depositor on August 17, 2023 to satisfy the risk retention obligations of Conn Appliances. The Series 2023-A Notes were issued on August 17, 2023 (the “Closing Date”). The Series 2023-A Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any jurisdiction. The Purchased Notes were sold initially to the Initial Purchasers and then reoffered and resold only (i) to “Qualified Institutional Buyers” as defined in Rule 144A under the Securities Act (“Rule 144A”) in transactions meeting the requirements of Rule 144A or (2) solely with respect to the Class A Notes, outside the United States to non-U.S. Persons in transactions in compliance with Regulation S under the Securities Act.
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
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2023, under our Revolving Credit Facility, we had immediately available borrowing capacity of $144.2 million, net of standby letters of credit issued of $25.2 million and an additional $295.6 million that may become available if the balance of eligible customer receivables and total eligible inventory balances increases.

On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan Agreement. Under the Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of SOFR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The Amendment also waived testing of the interest coverage covenants beginning with the third quarter of fiscal year 2023 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2024 (unless earlier terminated pursuant to the terms of the Amendment). After giving effect to the foregoing amendment, as of October 31, 2023, we were in compliance with the covenants in our Revolving Credit Facility.
On February 21, 2023, the Company, the Borrowers, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the required lenders party thereto entered into the second amendment (the “Second Amendment”) to the Fifth Amended and Restated Loan Agreement. The Second Amendment, among other things, permits the Company and the Borrowers to enter into the Term Loan (as defined below) and made certain changes conforming to the Term Loan. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 8.6% for the nine months ended October 31, 2023.
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
Supplier Credit Facility. On June 22, 2023, Conn's, Inc. entered into a Supplier Credit Facility agreement with Zenith Group Holdings, LLC. The Supplier Credit Facility agreement provides a credit line up to $7.0 million with a potential for additional capacity up to $25.0 million at the discretion of Zenith Group. Amounts outstanding under the Supplier Credit Facility are subject to SOFR plus spread per annum (as defined in the agreement), charged in 30-day increments, which will be charged only on utilized capital (no unused fees). The amount outstanding under our Supplier Credit Facility is included in Short term debt and current finance lease obligations within the Balance Sheet.
Debt Covenants. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at October 31, 2023 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Test Waived	1.00:1:00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Test Waived	1.50:1.00
Leverage Ratio must not exceed maximum	2.47:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.53:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$41.7 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not match directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We currently lease all of our stores under operating leases and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.5 million per store (before tenant improvement allowances). In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened eight new standalone stores during the nine months ended October 31, 2023. Our anticipated capital expenditures for the remainder of fiscal year 2024 are between $10.0 million and $15.0 million, which includes expenditures for new stores and distribution centers we plan to open in fiscal year 2024.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of October 31, 2023, beyond cash generated from operations, we had (i) immediately available borrowing capacity of $144.2 million and $50.0 million under our Revolving Credit Facility and Delayed Draw Term Loan, respectively and (ii) $5.6 of cash on hand. However, we have, in the past, sought to raise additional capital.
We expect that, for the next 12 months, cash generated from operations, proceeds from potential accounts receivable securitizations and our Revolving Credit Facility and Delayed Draw Term Loan will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures discussed above in Capital Expenditures.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of October 31, 2023:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments (1):
Revolving Credit Facility (1)	$201,977	$14,649	$187,328	$—	$—
Term Loan	126,562	12,910	113,652	—	—
Delayed Draw Term Loan	—	—	—	—	—
2021-A Class C Notes (2)	36,960	1,535	35,425	—	—
2022-A Class B Notes (2)	110,428	8,254	102,174	—	—
2022-A Class C Notes (2)	63,090	—	63,090	—	—
2023-A Class A Notes (2)	144,426	8,780	17,561	118,085	—
2023-A Class B Notes (2)	115,108	8,243	16,486	90,379	—
2023-A Class C Notes (2)	43,873	3,361	6,721	33,791	—
Other	7,027	7,027	—	—	—
Financing lease obligations	5,884	1,227	1,653	554	2,450
Operating leases:
Real estate	618,165	100,721	178,296	145,380	193,768
Equipment	28	15	13	—	—
Contractual commitments (3)	89,731	84,944	4,532	255	—
Total	$1,563,259	$251,666	$726,931	$388,444	$196,218
(1)Estimated interest payments are based on the outstanding balance as of October 31, 2023 and the interest rate in effect at that time.
(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments primarily include commitments to purchase inventory of $62.6 million.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. As of October 31, 2023 and January 31, 2023, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the indenture that governs the asset-backed notes on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.

The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of October 31, 2023 and January 31, 2023, and a summarized Statement of Operations on a consolidated basis for the nine months ended October 31, 2023. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of October 31, 2023 and January 31, 2023, and for the nine months ended October 31, 2023:

(in thousands)	October 31, 2023	January 31, 2023
Assets
Cash, cash equivalents and restricted cash	$7,671	$21,644
Customer accounts receivable	155,740	169,994
Inventories	231,814	240,783
Net due from non-guarantor subsidiary	120,034	4,654
Other current assets	104,449	108,260
Total current assets	619,708	545,335
Long-term portion of customer accounts receivable	178,904	207,479
Property and equipment, net	214,770	218,956
Right of use assets, net	335,423	262,104
Other assets	12,912	15,004
Total assets	$1,361,717	$1,248,878

Liabilities
Current portion of debt	$7,934	$937
Lease liability operating - current	60,303	53,208
Other liabilities	167,061	164,482
Total current liabilities	235,298	218,627
Lease liability operating - non current	403,531	331,109
Long-term debt	283,844	225,289
Other long-term liabilities	17,813	22,343
Total liabilities	$940,486	$797,368

Nine Months Ended October 31, 2023
Net sales and finances charges	$798,678
Servicing fee revenue from non-guarantor subsidiary	24,273
Total revenues	822,951
Total costs and expenses	888,358
Net (loss)	$(65,407)

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
During the nine months ended October 31, 2023, loans under the Revolving Credit Facility bore interest, at our option, at a rate equal to SOFR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowing or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit on the Revolving Credit Facility in the immediately preceding quarter. Accordingly, changes in our quarterly total leverage ratio and SOFR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of October 31, 2023, the balance outstanding under our Revolving Credit Facility was $185.0 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $1.9 million over a 12-month period, based on the outstanding balance at October 31, 2023.
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
For the quarter ended October 31, 2023, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

4.2
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

10.2
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

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101*	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2024, filed with the SEC on December 7, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at October 31, 2023 and January 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Shareholders Equity for the periods ended October 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2023 and 2022 and (v) the notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	December 18, 2023

By:	/s/ Timothy Santo
Timothy Santo
Interim Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)