Form 10-K
period 2024-01-31
CONNS INC
filed 2024-04-18
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2023, was $46.1 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on such date.
There were 24,885,975 shares of common stock, $0.01 par value per share, outstanding on April 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Conn’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, to be filed by Conn’s with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after January 31, 2024.

CONN’S INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2024

This Annual Report on Form 10-K includes our trademarks such as “Conn’s,” “Conn’s HomePlus,” “Badcock,” “Badcock Home Furniture & more,” “YE$ YOU’RE APPROVED,” “YES Money,” “YE$ Money,” “YES Lease,” “YE$ Lease,” “Dreamspot,” “Just Right,” “Legends Signature,” “Protect-it,” “Protect·it,” “Stanhope,” “Stanhope Quality Through Generations,” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc. This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners.  Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s, Inc. and, as apparent from the context, its consolidated bankruptcy-remote variable-interest entities (“VIEs”), and its wholly-owned subsidiaries.

PART I
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include statements regarding benefits of the W.S. Badcock acquisition, integration plans and expected synergies, information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements, including, but not limited to: our ability to integrate the W.S. Badcock business, the possibility that our stockholders may not approve the issuance of non-voting common stock required for conversion of the preferred stock issued in connection with the W.S. Badcock acquisition, the risk that any announcement relating to the W.S. Badcock acquisition could have adverse effects on the market price of Conn’s common stock, the risk that the W.S. Badcock acquisition could have an adverse effect on our ability to retain customers and retain and hire key personnel and maintain relationships with suppliers and customers, our ability to achieve cost-cutting synergies, our inability to operate the combined company as effectively and efficiently as expected, our inability to achieve the intended benefits of the W.S. Badcock acquisition for any other reason, general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; expansion of our e-commerce business; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our Revolving Credit Facility (as defined herein), BRF Term Loan (as defined herein), and Delayed Draw Term Loan (as defined hearein); proceeds from accessing debt or equity markets; the effects of epidemics or pandemics; and other risks detailed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
ITEM 1.     BUSINESS.
Company Overview
Conn’s, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s, Inc. and, as apparent from the context, its subsidiaries. Conn’s is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to proprietary credit solutions for its core consumers. We operate an integrated and scalable business through our retail stores and websites. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics, home office products, accessories and seasonal items from leading global brands across a wide range of price points. Our credit offerings provide financing solutions to a large, under-served population of consumers who typically have limited credit alternatives. We provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, fast delivery and installation in the majority of our markets and product repair service. We believe our large, attractively merchandised stores and credit solutions offer a distinctive value proposition compared to other retailers that target our core customer demographic.
Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
On December 18, 2023, we announced the acquisition of W.S. Badcock LLC (“Badcock”). Founded in 1904, Badcock operates nearly 380 stores in eight southeastern states comprised of approximately 60 corporate locations and 300 independent dealer owned stores. The stores are branded “Badcock Home Furniture & more” and provide customers with furniture, appliances, bedding, electronics, home office equipment, accessories, and seasonal items. Badcock offers customers affordable payment plans, including Badcock Easy Purchase, an in-house payment solution. The transaction brings together two highly complementary companies with significant reach across 15 states and powered by best-in-class payment offerings, compelling eCommerce capabilities, and a premium shopping experience.
As of December 18, 2023, the fair value of the assets acquired and liabilities assumed exceeded the value of the consideration given and as such, we recorded a bargain purchase gain net of deferred taxes of $104.9 million. The results of Badcock included in our financial statements for the fiscal year ended 2024 includes transactions from December 18, 2023 to January 31, 2024.
Operating Segments
We operate two reportable segments: retail and credit. Information regarding segment performance is included in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8. in Note 14, Segment Information, of the Consolidated Financial Statements of this Annual Report on Form 10-K.
Retail Segment. Conn's began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2024, including Badcock locations, we operated 552 retail stores, of which 244 are corporate owned and 308 are dealer owned and are located in 15 states across the southeast United States. Our Conn's stores typically range in size from 25,000 to 50,000 square feet and are predominantly located in areas densely populated by our core customers. Our Badcock stores are typically range in size from 10,000 to 25,000 square feet and are predominantly located in more rural areas. The dealer owned stores are owned and operated by entrepreneurs and we sell our Badcock products through their stores paying a commission upon delivery of the sold product.
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
We strive to ensure that our customers’ shopping experience at Conn’s is equal to, or exceeds, their experience with other providers of durable consumer goods targeting our core customer demographic. We offer a high level of customer service through our commissioned and trained sales force, fast delivery and installation in the majority of our markets and product repair or replacement services for most items sold in our stores. We also sell and offer our services through our websites, conns.com and badcock.com. Flexible payment alternatives offered through our proprietary in-house credit programs and third-party financing alternatives provide our customers the ability to make aspirational purchases. We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services, combined with our customer service-focused store, delivery and service associates make us an attractive alternative to appliance and electronics superstores, furniture and mattress stores, department stores, and other national, regional, local and internet retailers. We believe our attractive credit programs generate strong customer loyalty and repeat business.
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
We mitigate credit risk by originating to a significant number of customers who have purchased from us in the past. These repeat customers have historically exhibited a lower probability of default than new customers.  For fiscal year 2024 and 2023, 58% and 47%, respectively, of our originations were to repeat customers who financed a subsequent purchase through our in-house credit programs more than five months after financing an initial purchase through our in-house credit programs.  As of January 31, 2024 and 2023, 54% and 55%, respectively, of balances due under our in-house credit programs were from repeat customers who have previously financed with us.
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
As of January 31, 2024, we operated 213 of our 552 stores in Texas and Florida. According to the U.S. Department of Commerce’s Bureau of Economic Analysis (the “Bureau of Economic Analysis”), Texas and Florida were the second and eighth largest states by nominal GDP in 2023. In addition, from calendar year 2018 to 2023, Texas and Florida experienced population growth of 6.6% and 6.4% compared to the United States (“U.S.”) population growth of 2.5% over the same period.
Furniture and Mattress.  According to the Bureau of Economic Analysis, personal consumption expenditures for household furniture and mattresses were $160.0 billion for calendar year 2023, a decrease of 25.6% from $215.0 billion in 2022. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores, internet retailers, and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs and catalog retailers. For fiscal year 2024, Conn's generated 39.0% of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin. Given our ability to provide customer financing and fast delivery, we believe that we have strong competitive advantages and significant growth opportunities in this market and expect to continue to grow the balance of sale of our furniture and mattress product category. Product design, innovation and technological advancements have been key drivers of sales in this market.
Home Appliance. According to the Bureau of Economic Analysis, personal consumption expenditures for home appliances were $84.5 billion for calendar year 2023, an increase of 9.5% from $77.2 billion in 2022. Major household appliances, such as refrigerators and washer/dryers, accounted for 87.0% of this total at $73.4 billion in 2023. For fiscal year 2024, Conn's generated 37.5% of total product sales from the sale of home appliances.  The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from home improvement centers, large appliance and electronics superstores, national chains, warehouse clubs, department stores, regional chains, local dealers/single-store operators, manufacturer-direct websites and internet retailers.

Key drivers of sales in the appliance market include product design and innovation, brand and quality. We carry products with features that include large-capacity, high-efficiency laundry appliances, refrigerator design innovation, technological advancements such as smart home connectivity and variations on these features from leading brands.
Consumer Electronics and Home Office.  According to the Bureau of Economic Analysis, electronics spending was $419.4 billion for calendar year 2023, an increase of 11.2% from $377.1 billion for calendar year 2022. Televisions accounted for $34.4 billion of the overall personal consumption expenditures, versus $45.2 billion in the prior year. Personal computers and peripheral equipment accounted for $95.7 billion of the overall expenditures, compared to $83.9 billion in the prior year. For fiscal year 2024, Conn's generated 12.2% of total product sales from the sale of consumer electronics and 4.2% of total product sales from the sale of home office products. The electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, warehouse clubs, regional chains, local dealers/single-store operators, manufacturer-direct websites, manufacturer-direct stores, consumer electronics departments of selected department and discount stores and internet retailers.
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
Consumer Credit. Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which primarily excludes loans secured by real estate, was $5.0 trillion as of December 31, 2023, an increase of 4.2% from $4.8 trillion at December 31, 2022. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) and fixed-term (e.g., automobile loans), and at times is secured by the products being purchased.
Competition. Our competitive strength is based on offering financing options, including our proprietary in-house credit programs, to our core customers, enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, fast delivery capabilities, low payment guarantee, and product repair service. Currently, we compete against a diverse group of retailers, including national mass merchants such as Wal-Mart, Target, Sam’s Club, and Costco, specialized national retailers such as Best Buy, Ashley Furniture and Mattress Firm, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, and consumer electronics similar, and often identical, to those items we sell. We also compete with internet retailers such as Amazon, Wayfair and manufacturer-direct websites. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.  Certain of our competitors offer third party financing or provide other forms of credit, which compete with our in-house credit programs for credit-constrained consumers. We also compete against companies offering credit-constrained consumers products for the home similar to those offered by us under weekly or monthly lease-to-own payment options. Competitors include Aaron’s and Rent-A-Center, as well as many smaller, independent companies.
Customers
We have a well-defined core consumer base that is comprised of working individuals who typically earn between $25,000 to $60,000 in annual income, live in densely populated and mature neighborhoods or more rural locations, and typically shop at our stores to replace older household goods with newer items. Our product line is comprised of durable home necessities which enables us to appeal to a diverse range of cultural and socioeconomic backgrounds and to operate stores in diverse markets. No single customer accounts for more than 10% of our total revenues and we do not have a significant concentration of sales with any individual customer. Therefore, the loss of any one customer would not have a material impact on our business.
Seasonality
Our business is seasonal which typically means that a higher portion of sales and operating profit are realized during the fourth quarter due primarily to the holiday shopping season. In addition, during the first quarter, our portfolio performance benefits from the timing of personal income tax refunds received by our customers, which typically results in higher cash collection rates.
Merchandising
Vendors. We purchase products from a wide range of manufacturers and distributors. Our pricing arrangements with these manufacturers and distributors typically cover a one-year time period and are renewable at the option of the parties. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2024, 67.9% of our total inventory purchases were from six vendors, including 31.3%, 18.5% and 11.1% of our total inventory purchases from Samsung, LG and GE, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Our relationships with our vendors allowed us to maintain a competitive in-stock position.
Merchandise. We focus on providing a selection of quality merchandise at a wide range of price points to appeal to a broad range of potential customers. We primarily sell brand name merchandise with manufacturer’s warranties. Our established relationships with furniture and mattress, home appliance and consumer electronics vendors give us purchasing power that allows us to offer name brand appliances and electronics at prices that are competitive with national retailers and provides us a competitive selling advantage over smaller independent retailers. Additionally, we provide fast and accurate delivery to our customers, giving us a competitive advantage over most other retailers of our product categories in the marketplace today.
Credit Operations - Installment Loans
General.  We sell our products by offering our customers financing through our proprietary in-house credit programs, the use of third-party financing, and by taking cash or credit card payments. For the fiscal year 2024, approximately 61.3% of purchases were financed through our proprietary in-house credit programs, approximately 23.1% of purchases were financed through the use of third-party financing and lease-to-own, and approximately 15.6% of purchases were made with cash or credit card.
Underwriting. Decisions to extend credit to our retail customers are made by our internal credit underwriting department, which is separate and distinct from our other operations, including credit monitoring and collections and retail sales. In addition to auto-decision algorithms, we employ a team of credit underwriting personnel of approximately 45 individuals to make credit granting decisions using our proprietary underwriting process. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels; a review of the customer’s previous credit history with us; and the particular products being purchased. Our underwriting models determine the finance terms, including down payment, limit amounts and credit terms. During fiscal year 2024, of the credit applications received, 80.1% were auto decisioned. The remaining credit decisions were based on the evaluation of the customer’s creditworthiness in combination with requiring additional documentation from the applicant. These credit applicants may have past credit problems, lack credit history or be potential fraudulent applications, requiring us to use stricter underwriting criteria. The additional requirements include verification of employment and recent work history, heightened ID verification and potentially a required down payment. Our underwriting employees are trained and monitored to ensure they follow our methodology in approving credit.
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
Credit monitoring and collections.  Our collection activities involve a combination of efforts that take place in our San Antonio collection center and our first party agency in India. As of January 31, 2024, we employed approximately 350 full and part time individual collectors and support personnel who service our active customer credit portfolio. We also utilize collection agencies to service portions of our charged-off portfolio, which provide approximately 150 additional agents. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are generally necessities for the home. We utilize a credit collection strategy that includes telephone calls and messages, internal collectors that contact borrowers, collection letters, e-mails, text messages and third-party legal services that process claims and attend bankruptcy hearings and voluntary repossession. Our employees are trained to follow our methodology in collecting our accounts and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo skill assessment training, coaching and call monitoring within their respective departments. Our personnel are required to complete regular refresher training and testing.
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
Customers can make payments through our web portal, over the phone, by ACH, third-party bill pay arrangements, by mail to our lock box or in-person at our store locations. During fiscal year 2024, we received 18.9% of the payments on credit accounts in our store locations, which helps us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases. We may extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We typically charge the customer an extension fee, where permitted, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. During the second quarter of fiscal year 2021, we changed our re-age policy to increase the number of days required for a customer to qualify for a unilateral re-age. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging.  To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options the customer must demonstrate a willingness and ability to resume making contractual monthly payments.
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
Credit Operations - Revolving Accounts
Badcock Credit. In conjunction with our acquisition of Badcock in December 2023, we acquired open revolving accounts which differ from Conn's traditional installment loan accounts. These revolving accounts were originated under Badcock's proprietary underwriting models. Badcock's customer base is similar to Conn's and generally seeks payment options to help acquire furniture, appliances and home goods. While revolving accounts remain open even while carrying a zero balance, balances are typically paid over an 18 month period. Each month the customer is billed for that month's required minimum payment. As long as a customer is not delinquent, additional purchases can be made on the revolving credit account up to the maximum credit limit established at origination. Once an account becomes delinquent, the customer is no longer eligible to make future purchases using that account. The revolving accounts are charged-off after no payment has been received for 360 days. We account for these accounts under the fair value accounting option which adjusts the balance each reporting period to reflect the present value of the future cash flows associated with the accounts and is included in other revenue. Cash payments, charge-offs, reages and current macro conditions impact the valuation of the receivables. Management intends to offer our installment loan products in all Badcock stores during 2024.

Store Operations
Stores. We operate retail stores in 15 states. The following table summarizes the number of standalone corporate owned and dealer owned stores in operation at January 31, 2024 in each of our markets:

Geographic Location	Number of Locations	Retail Square Feet	Other Square Feet
Alabama	44	744,753	228,018
Arizona	10	352,449	69,570
Colorado	7	243,383	47,623
Florida	138	2,161,971	580,441
Georgia	88	1,192,636	299,691
Louisiana	11	434,225	71,901
Mississippi	9	175,079	57,783
Nevada	3	118,511	26,072
New Mexico	5	173,067	28,314
North Carolina	72	1,362,370	419,843
Oklahoma	4	135,215	27,740
South Carolina	45	715,087	214,592
Tennessee	28	570,142	156,576
Texas	75	2,670,362	416,543
Virginia	13	285,758	74,845
Store totals	552	11,335,008	2,719,552
Distribution and Service Centers and Cross-dock Facilities (excluding cross-docks within stores)	25	—	5,743,354
Corporate and Administrative Offices	6	—	248,340
Total (1)	583	11,335,008	8,711,246
(1)Includes 308 dealer owned stores.
Our stores have an average selling space of approximately 37,000 square feet, plus a storage area for fast-moving and smaller products that customers prefer to carry out rather than wait for in-home delivery. Fifteen of our retail stores also contain cross-dock facilities.
We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores, distribution and service centers and cross-dock facilities to retain the flexibility of managing our financial commitment to a location if we later decide that a store or market is performing below our standards or the market would be better served by a relocation. We currently lease most of our locations.
Personnel and compensation.  We staff a typical corporate owned store with a store manager, an assistant manager, an average of 12 sales personnel and other support staff, including cashiers and porters based on store size and location. Managers have an average tenure with us of approximately four years and typically have prior sales floor experience. In addition to store managers, we have 17 district managers.
We compensate the majority of our sales associates on a straight commission arrangement. Store managers and assistant store managers receive a salary and are eligible for a bonus. We believe that our store compensation plans, which are primarily tied to sales and KPI metrics, generally help us attract and motivate employees.
Personnel located in our dealer-run stores are employed and compensated by the dealers under their separate arrangements. We pay the dealers a commission for selling our products including warranty and insurance products, which is meant to compensate the dealers for their efforts.
Advertising
We design our marketing programs to increase awareness of our brand, grow consideration, drive traffic demand to our website and stores which all ultimately lead to growing sales and building customer loyalty. We employ a multi-touch media approach utilizing direct mail, video, digital channels, and radio. Our promotional programs include various product discount promotions, various financing offers and free product promotions.

E-Commerce
We are focused on expanding the capabilities of our website to generate customer traffic for both our digital and physical stores. Our websites provide new and existing customers with the ability to purchase substantially all of our product offerings, view prices, apply for credit and make payments on their credit accounts. We update our websites regularly to reflect new products, product availability and current promotional offers. Our websites are a significant component of our advertising strategy. We believe our websites represent a possible source for future sales and growth in our credit collections. We are focused on improving the customer experience by making it easier for customers to apply for and be approved for credit on-line. We offer credit-qualified customers the ability to complete an entire purchase transaction financed online through our proprietary in-house credit programs. Our websites averaged approximately 78,000 credit applications per month during fiscal year 2024. This compares to average monthly website applications of approximately 60,000 and 74,000 during fiscal year 2023 and 2022, respectively.
Our websites are supported by a call center, allowing us to better assist customers with their credit and product needs.
Distribution and Inventory Management
We currently operate 14 regional distribution centers, one service center, 10 smaller cross-dock facilities and 15 stores with cross-dock facilities. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores, and facilitates regional inventory and accounting controls.
In our retail stores, we maintain an inventory of certain fast-moving items and products that the customer is likely to carry out of the store. Our inventory management system and the use of scanning technology in our distribution centers allow us to determine, on a real-time basis, the location of any product we sell. If we do not have a product at the desired retail store at the time of sale, we can typically provide it through one of our distribution centers.
We primarily use third-party providers to move products from distribution centers to stores and between markets to meet customer needs. We outsource our in-home deliveries to third-party providers and, for many purchases, we offer fast delivery to our customers. These third-party providers use a fleet of home delivery vehicles that enables a highly trained staff of delivery and installation specialists to quickly complete the sales process and provide a high-quality customer experience. We also may receive a delivery fee based on the products sold and the services needed to complete the delivery.
Product Support Services
Delivery and installation.  We provide home delivery and installation services in the markets in which we operate. We believe fast and accurate delivery of our products is a highly valued service to our customers.
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

Human Capital Management
We employ approximately 4,500 full-time employees and 150 part-time employees in the U.S. across 15 states, all of whom are expected to be guided by our values and by an underlying set of ethical principles. Incorporated into our Code of Business Conduct & Ethics, our values and principles define our culture and strengthen our workforce. We strive to demonstrate to our customers, stockholders, business partners, communities and employees that we are worthy of their trust and continually strive to enhance our brand reputation. We invest in employees at all levels who are expected to integrate our values and principles in all that we do.
Our Board of Directors oversees human capital management activities (including assessing the effectiveness of employee programs and advising management with regard to the quality of the workforce to carry out our strategic goals and overall human resource strategies) and other committees of the Board of Directors also have responsibilities that impact our human capital management as outlined in their respective charters. Our Human Resources function has management responsibility for advising and assisting the business on human resource matters and executing our overall human capital management strategies.
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
We maintain an Ethics Hotline that is available to all employees to report (anonymously if desired) any matter of concern. Communications to the hotline are routed to appropriate functions (whether Human Resources, Legal or other departments) for investigation and resolution. In addition, any stockholder or other interested party may send communications to the Board of Directors, either individually or as a group.
Regulation
The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements and limitations on the origination, servicing and enforcement of retail installment sale accounts, revolving credit accounts and consumer loans as well as our acts and practices in connection with these activities. Applicable federal laws include, but are not limited to, the Truth in Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”), the Telephone Consumer Protection Act (“TCPA”), the Gramm-Leach-Bliley Act (“GLBA”), the Electronic Fund Transfer Act (“EFTA”), the Military Lending Act (“MLA”), the Servicemembers Civil Relief Act (“SCRA”) and the implementing regulations of the foregoing statutes. The Federal Trade Commission (“FTC”) has broad consumer protection enforcement authority under Section 5 of the Federal Trade Commission Act (“FTCA”), which prohibits “unfair or deceptive acts or practices in or affecting commerce.” The FTC also can enforce specific consumer protection statutes, such as the ECOA, FCRA, FDCPA, TCPA, GLBA, EFTA, MLA, SCRA and TILA, and has authority to issue regulations in respect of certain of these.
The Consumer Financial Protection Bureau (“CFPB”) was created in 2010 upon the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The CFPB has rulemaking and enforcement authority over nonbanks engaging in offering or providing a consumer financial product or service (such as extending credit and servicing loans) as well as any affiliate of such “covered person” that acts as a “service provider” to such covered person. The federal consumer financial laws over which the CFPB has enforcement and rulemaking authority include TILA, ECOA, FCRA, FDCPA, and GLBA as well as authority under Title X of the Dodd-Frank Act to prohibit “unfair, deceptive or abusive acts or practices” (“UDAAP”) in connection with consumer financial products and services. The scope of UDAAP is broad and often uncertain, but the CFPB has been active in enforcing UDAAP claims. The CFPB has broad power to impose civil monetary penalties, restitution, and other corrective action under the various laws described above and, for this reason, poses a significant regulatory risk to the origination, servicing, and collection of our various credit offerings.
In addition to its rule making and enforcement authority described in the preceding paragraph, the CFPB also has supervisory and examination authority over mortgage lending, payday lending, and private student lending, as well as “larger participants” in other markets for consumer financial products or services (including debt collection), and any covered person if the CFPB has “reasonable cause to determine” that such covered person is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services, whether based on consumer complaints or “information from other sources.” Although we are not automatically subject to CFPB supervisory or examination authority based on the foregoing categories, the CFPB has authority to investigate and take enforcement action against us with respect to any alleged violation by us of a federal consumer financial law over which the CFPB has jurisdiction, including the prohibition on UDAAP. The mere receipt by us of a “civil investigative demand” from the CFPB requiring production of documents, written responses, reports or oral testimony could result in required public disclosure, adverse publicity, and substantial cost to us regardless of the outcome. The CFPB may become more active in its investigations and enforcement due to changes in the political landscape.
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
W.S. Badcock LLC, a wholly owned subsidiary of Conn’s Inc., offers a retail revolving credit product in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, and Virginia, holding related licenses in both Florida and South Carolina, as required.
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
Our sale of credit insurance products, insured by an unaffiliated third-party insurance provider, that include property, life, disability and involuntary unemployment credit insurance is also highly regulated. These products are only offered with a retail installment sales, retail revolving credit sale, or loan contract agreement purchase. State laws currently impose disclosure obligations and other restrictions with respect to our sales of these products, impose limitations on the amount of premiums that we may charge and require licensing of certain of our employees and operating entities. State laws with respect to these products vary from state to state. Failure to comply with these laws could expose us to consumer litigation and government enforcement action, possibly resulting in substantial penalties and claims for damages, and in certain circumstances, may subject us to injunctions or require us to refund premiums or change our policies and procedures with respect to these products and the marketing of these products or a combination of the foregoing. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.
In conjunction with the sale of merchandise, we offer our customers the opportunity to purchase repair service agreements on specified products. These contracts are entered into between the customer and an unaffiliated third-party service provider. The contracts enable the customer to obtain repair and/or replacement of certain eligible products in the event of specified failures as described in the terms and conditions of the contract. The service provider, which is financially and legally obligated to perform under these contracts, has entered into a contract with our affiliate to administer the contracts. We post descriptions of these contracts and links to the contract terms on our website. Service contracts require payment of a segregated fee which may be paid by cash, check or financed by customers entering into retail installment sale contracts with Conn Appliances, Inc. loan agreements with Conn Credit Corporation, Inc., or retail revolving credit agreements with W.S. Badcock LLC. The federal Magnusson-Moss Warranty Act governs written warranties and service contracts. For service contracts entered into with Texas customers, state law requires registration of the service provider and Conn Appliances, Inc. as an administrator, a reimbursement insurance policy and other requirements on the service provider, responsibilities on service contract sellers, record-keeping requirements, restrictions on the sale or marketing of service contracts, required contract terms and disclosures, and cancellation requirements, among other requirements and prohibitions. Other states vary in their regulation of these contracts. Violation of these laws can result in injunctive relief, civil penalties, and/or other remedies. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.

Tradenames and Trademarks
We have registered the trademarks “Conn’s,” “Conn’s HomePlus,” “Badcock,” “Badcock Home Furniture & more,” “YE$ YOU’RE APPROVED,” “YES Money,” “YE$ Money,” “YES Lease,” “YE$ Lease,” “Dreamspot,” “Just Right,” “Legends Signature,” “Protect-it,” “Protect·it,” “Stanhope,” “Stanhope Quality Through Generations,” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc. Our trademark registrations generally last for ten-year periods and are renewed prior to expiration for additional ten-year periods.
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
Summary Risk Factors
Risks Related to Our Business
•An economic downturn, pandemics or epidemics, war, including a potential escalation of the current conflicts in Ukraine and the Middle East, or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in a material adverse effect on us.
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
•A disruption in our relationships with, the operations of, or the supply of product from any of our key suppliers, including those suppliers and manufacturers located in Asia and Mexico, whether due to pandemics or epidemics, geopolitical conflict, including a potential escalation of the current conflicts in Ukraine and the Middle East, or otherwise, could have a material adverse effect on us.
•Failure to maintain sound business and contractual relationships with our dealers may have a material adverse effect on our business and our consolidated financial positions, results of operations and cash flows.
•Our failure to operate our dealer network in a manner that does not implicate federal and state franchise laws may adversely affect our business, prospects, results of operations, financial condition and cash flows.
•We may be held responsible by third parties, regulators, or courts for the action of, or failure to act, by our dealers and their employees, which could expose us possible fines, other liabilities or bad publicity or damage to our brands.
•Disputes with our dealers could have a materially adversely affect on our business.
•Our stores are concentrated in the southern region of the U.S., especially Texas and Florida, which subjects us to regional risks, such as the economy, regulatory, outbreaks, the performance of energy markets, extreme weather conditions, hurricanes and other natural or man-made disasters.
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
Risks Associated with the Badcock Acquisition
•We may not be able to successfully integrate the Badcock business and our failure to do so could negatively impact our business and financial results.
•We may fail to realize all of the anticipated benefits of the acquisition.
•We have incurred substantial transaction fees and costs in connection with the acquisition.
•We may not be able to retain key personnel following the acquisition.
•The market price of our common stock after the acquisition may be affected by factors different from those affecting the shares of our common stock historically.
•Conn’s preferred shares received by holders of the W.S. Badcock LLC interests in connection with the acquisition and the class of non-voting common stock convertible therefrom have different rights from the Conn’s common stock.
•We may fail to receive sufficient stockholder support for establishing the class of non-voting common stock or the related conversion of the preferred shares into such new class which could result in us paying a dividend in respect of the preferred shares.

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
•A large number of our stores are located in the State of Texas and State of Florida, which subjects us to concentrated regulatory risks.
Risks Related to Our Business

An economic downturn, pandemics or epidemics, war, including a potential escalation of the current conflicts in Ukraine and the Middle East, or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in a material adverse effect on us.  Many factors affect consumer spending, including regional or world events, war, diseases, outbreaks or epidemics, including a potential escalation of the current conflicts in the Ukraine and the Middle East, conditions in financial markets, local, state and national budgets and fiscal operations and conditions, general business conditions, interest rates, inflation, energy prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence. Consumer purchases of our products and customers making payments to us decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. Decreases in consumer confidence, instability in financial markets and political environment and volatile oil prices have negatively impacted our markets and may present significant challenges to our operations in the future. Additionally, we believe a portion of our customer base continues to experience significant economic challenges and uncertainty, including stagnant incomes, and that those challenges could be intensified by various macroeconomic factors, including increasing inflationary pressures and significant recent disruption in financial markets in connection with the COVID-19 pandemic, increased unemployment, rising interest rates, increases in the cost of energy, and other factors.
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
•An inability or unwillingness of vendors to supply product on credit, on a timely basis or at competitive prices;
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
Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness. As of January 31, 2024, we had aggregate outstanding indebtedness, including under our Revolving Credit Facility, Term Loan and various classes of asset-backed notes, of $1,008.7 million. This level of indebtedness could:
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
We may not be successful in integrating our acquired lease-to-own platform into our existing business or performing in-house lease-to-own transactions and our failure to do so could negatively impact our results of operations and financial condition. The rollout of our in-house lease-to-own program is subject to a number of risks including those around technology, underwriting and customer uptake. If our in-house lease-to-own program is delayed, encounters unforeseen costs, or is not received well by our customers, it may have a negative impact on our results of operations and financial condition.
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
A decrease in our credit sales, a decline in credit quality of our customers or other factors outside of our control could lead to a decrease in our product sales and profitability. A significant portion of our credit portfolio is comprised of credit provided to customers considered to be sub-prime borrowers who have limited credit history, low income or past credit problems. Entering into credit arrangements with such customers entails a higher risk of customer default, higher delinquency rates and higher losses than extending credit to more creditworthy customers. While we believe that our pricing and the underwriting criteria and collection methods we employ enable us to effectively and appropriately manage the higher risks inherent in issuing credit to sub-prime customers, no assurance can be given that such pricing and underwriting criteria and methods will afford adequate protection against such risks. We have experienced volatility in delinquency and charge-off rates on our customer receivables, each of which has the effect of decreasing our profitability. Some of our customer receivables become delinquent from time to time. Some accounts end up in default, due to various factors, such as general and local economic conditions, including the impact of rising interest rates, living costs and unemployment rates. If we continue to expand into new markets, we will obtain new customer receivables that may present a higher risk than our existing customer receivables since new customer receivables do not have an established credit history with us.
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
We maintain an allowance for doubtful accounts on the installment loans included in our customer accounts receivable. If the allowance for doubtful accounts is inadequate, we would recognize losses in excess of the allowance, which could have a material adverse effect on us.
Covenants in our debt agreements impose various operating and financial restrictions on us, and if we are not able to comply with such covenants, our lenders could accelerate our indebtedness, proceed against certain collateral we have provided or exercise other remedies, which could have a material adverse effect on us. The covenants in our Revolving Credit Facility, Term Loan, Delayed Draw Term Loan, and the indenture governing our asset-backed notes contain a number of restrictions that impose operating and financial restrictions on us and may limit our ability to execute our growth strategy or engage in acts that may be in our long-term best interest, including restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. In addition, we must maintain compliance with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants could result in an event of default under our Revolving Credit Facility, Term Loan, Delayed Draw Term Loan, or the indentures governing our asset-backed notes. Such a default may allow the applicable creditors to accelerate any related debt and may result in the acceleration of any other debt to which a cross-default provision applies. Furthermore, if we are unable to repay the amounts due and payable under our Revolving Credit or Term Loan, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness, which could have a material adverse effect on us. In the event our lenders accelerate the repayment of our borrowings, we may not have sufficient funds to repay that indebtedness.
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
We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors.  Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins. Suppliers may also take various steps, including manufacturing lower-cost inventory in higher volumes, to increase their own profitability, which may negatively impact our margins and, as a result, our profitability. Typically, new products, such as OLED, QLED, and 8K are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of products helps drive unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. We continue to adjust our marketing strategies to address this challenge through the introduction of new product categories, new products within our existing categories and product innovations. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products, such as personal electronics products, and declines in average selling prices of key products, such as consumer electronics and home appliances. If sales of lower margin items continue to increase and replace sales of higher margin items, or if our consumer electronics products average selling prices decrease due to the maturity of their life cycle, our gross margin and overall gross profit levels may be materially adversely affected.
A disruption in our relationships with, the operations of, or the supply of product from any of our key suppliers, including those suppliers and manufacturers located in Asia and Mexico, whether due to pandemics or epidemics, geopolitical conflict, including a potential escalation of the current conflicts in Ukraine and the Middle East, or otherwise, could have a material adverse effect on us.  The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers. We do not have long-term supply agreements or exclusive arrangements with a number of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We have limited contractual assurance of the continued supply of merchandise we currently, or would like to, offer our customers. We also rely on our suppliers for funds in the form of vendor allowances. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, while we purchase products from approximately 200 manufacturers and distributors, we rely heavily on a relatively small number of suppliers. For example, during fiscal year 2024, 67.9% of our total inventory purchases were from six vendors. The loss of any one or more of our key suppliers or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts, could have a material adverse effect on our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices, and on our results of operations and financial condition.
If one of our vendors were to go out of business or were to be unable to fund amounts due to us, including payments due for returns of product and warranty claims, it could have a material adverse effect on our results of operations and financial condition. Catastrophic or other unforeseen events, including pandemics or epidemics, whether inside or outside the U.S., and geopolitical conflict, including the ongoing conflicts in Ukraine and the Middle East, could materially adversely impact the supply and delivery to us of products manufactured far from our sales facilities, including manufacturers or suppliers located in Asia and Mexico, which could materially adversely impact our results of operations. In addition, because many of the products we sell are manufactured outside of the U.S., we may experience labor unrest or an increase in the cost of imported vendor products, or an inability to secure imported merchandise, as a result of border taxes, tariffs, or trade disputes at any time for reasons beyond our control. Any slow-downs, disruptions or strikes at any of the ports may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers and reduced revenues and earnings. If imported merchandise becomes more expensive, unavailable or difficult to obtain, we may not be able to meet the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import.
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
Failure to maintain sound business and contractual relationships with our dealers may have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our financial success depends in significant part on our ability to maintain sound business relationships with our dealers. The support of our dealers is also critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. Deterioration in our relationships with our dealers or the failure of our dealers to support our marketing programs and strategic initiatives could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. In addition, the failure of our dealers to continue or renew their agreements could have a material adverse effect on our business and our ability to enforce the dealers’ contractual obligations.
Our failure to operate our dealer network in a manner that does not implicate federal and state franchise laws may adversely affect our business, prospects, results of operations, financial condition and cash flows. As operated now, our dealer program is not a franchise subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission (collectively, the “Franchise Laws”). However, if the relationship between us and our dealers should be deemed to constitute a franchise under the Franchise Laws or otherwise violate one or more of the Franchise Laws, we and our operations could be negatively affected including requiring us to incur substantial additional costs which could adversely affect us and our business, prospects, results of operations, financial condition and cash flows. Additionally, we could face the prospect that discontented dealers could use such violations as the basis for seeking to terminate its dealership agreement or to initiate claims against us for alleged prior failure to comply with the Franchise Laws. We may also face enforcement actions by the U.S. Federal Trade Commission and state governmental agencies, which may seek fines and other remedies available to these agencies under such Franchise Laws. If our dealer program were determined to be a franchise subject to the Franchise Laws, as a franchisor, we would be more susceptible to the risk of adverse legislation or regulations being enacted in the future and we cannot predict how existing or future laws or regulations will be administered or interpreted. Additionally, we cannot predict the amount of future expenditures that may be required in order to comply with any such laws or regulations. Companies that operate franchise systems may be subject to claims arising out of violations of laws and regulations at their franchised locations, including, without limitation, for allegedly being a joint employer with a franchisee. Litigation may lead to a decline in the sales and operating results of our Badcock stores and divert management resources regardless of whether the allegations in such litigation are valid or whether Badcock is liable.
We may be held responsible by third parties, regulators, or courts for the action of, or failure to act, by our dealers and their employees which could expose us to possible fines, other liabilities, bad publicity or damage to our brands.
We grant our dealers a limited license to use our registered service marks and, accordingly, there is risk that one or more of the dealers may be identified as being controlled by us. Third parties, regulators, or courts may seek to hold us responsible for the actions or failures to act by our dealers. Thus, the failure of our dealers to comply with laws and regulations may expose us to liability and damages that may have an adverse effect on our business.
Our dealers operate their businesses under our brands. Because our dealers are independent third parties with their own financial objectives, actions taken by them, including breaches of their contractual obligations, and negative publicity associated with these actions, could adversely affect our reputation and brands more broadly. Any actions as a result of conduct by our dealers, their employees or otherwise which negatively impacts our reputation and brands may result in fewer customers and lower revenues and profits for us.
Disputes with our dealers may have a material adverse effect on our business. From time to time, we engage in disputes with some of our dealers, and some of these disputes result in litigation or arbitration proceedings. Disputes with our dealers may require us to incur significant legal fees, subject us to damages, and occupy a disproportionate amount of management’s time. A material increase in the number of these disputes, or unfavorable outcomes in these disputes, may have a material adverse effect on our business. To the extent we have disputes with our dealers, our relationships with our dealers could be negatively impacted, which could hurt our growth prospects or negatively impact our financial performance.
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
•Our Badcock acquisition;
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
•Pandemics, epidemics or outbreaks;
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
Our stores are concentrated in the southern region of the U.S., especially Texas and Florida, which subjects us to regional risks, such as the economy, regulatory, outbreaks, the performance of energy markets, extreme weather conditions, hurricanes and other natural or man-made disasters. If the southern region of the U.S. suffers an economic downturn, increased regulation or any other adverse regional event, such as an outbreak, a collapse of the oil and gas market, or inclement weather, it could have a material adverse effect on us as a result of the concentration of our stores in such region. Several of our competitors operate stores in various regions across the U.S. and thus may not be as vulnerable to the risks associated with operating in a concentrated region. The states and the local economies where many of our stores are located are dependent, to a degree, on the oil and gas industries, which can be very volatile due to fluctuations of commodities prices or other causes. Because of fears of climate change and adverse effects of drilling explosions and oil spills, legislation has been considered, and governmental regulations and orders have been issued, which, combined with the local economic and employment conditions caused by both, could materially adversely impact the oil and gas industries and the economic health of areas in which a significant number of our stores are located.
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
Our information technology systems may not be adequate to meet our evolving business and emerging regulatory needs and the failure to successfully implement new systems, including to integrate Badcock and achieve anticipated synergies, could negatively impact our business and financial results. We are investing capital in new information technology systems and implementing modifications and upgrades to existing systems to support our growth and integrate Badcock. These investments include replacing legacy systems, making changes to existing systems, building redundancies, acquiring new systems and hardware with updated functionality, and integrating Badcock systems to achieve synergies. We are taking actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to our business and collections, but there can be no guarantee of success. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. Any disruption in our information technology systems, or our inability to improve, or failure to upgrade, integrate or expand our systems to meet our evolving business and emerging regulatory requirements, could impair our ability to achieve critical strategic initiatives and could have a material adverse effect on us.
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
If we cannot continue to offer third party payment solutions for customers who do not qualify for our proprietary credit offerings, our business may be impaired. Currently, if a customer does not qualify for our credit offering for a particular purchase in our stores, but qualifies with a payment solutions provider not affiliated with us but with whom we have a commercial relationship, then we sell the applicable merchandise to such payment solutions provider, which leases the merchandise to the customer under a lease-to-own arrangement, and we record a cash sale. In fiscal year 2024, our third-party payment solution providers providing lease-to-own arrangements, represented approximately 8.5% of our retail revenue. Our third-party payment and credit solutions providers’ business models are subject to various risks that are outside of our control. If, as a result of any of these risks, our third-party payment and credit solutions providers are unable to, or otherwise determine not to continue operating with us at a level or on terms similar to the level or on terms we have historically operated, or if we are unable to establish new partnerships with different providers on favorable terms or at all, then we could lose sales or revenue, our financial results could be adversely affected, our ability to execute our growth plan could be impeded and we could otherwise suffer a material adverse effect.
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
Changes in trade policy, currency exchange rate fluctuations and other factors beyond our control could materially adversely affect our business. A significant portion of our inventory is manufactured or assembled overseas in Asia and in Mexico. Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China. While the impact of the tariffs was minimal to the Company in fiscal year 2023 and 2024, because many of the products that we sell are manufactured in foreign jurisdictions, including China, other such tariffs could have a negative impact on our business in the future. The current and any future administrations in Washington, D.C. may likely take a different view on tariffs with China and other countries. In addition, if the U.S. were to withdraw from or materially modify international trade agreements, similar to the replacement of the North American Free Trade Agreement with the United States-Mexico-Canada Agreement in November 2018, certain foreign-sourced goods that we sell may no longer be available at commercially attractive prices or at all, resulting in a material adverse effect on us. Additionally, currency fluctuations, including a devaluation of the U.S. dollar, border taxes, import tariffs, or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on us. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on us.
Our costs to protect our intellectual property rights, infringement of which could impair our name and reputation, could be significant. We believe that our success and ability to compete depends in part on consumer identification of the name “Conn’s” and “Badcock” and other trademark registrations and we rely on such trademark registrations and common law rights to protect the distinctiveness of our brands. We intend to protect vigorously our trademarks against infringement, misappropriation or dilution by others. A third-party, however, could attempt to misappropriate our intellectual property or claim that our intellectual property infringes or otherwise violates third-party trademarks in the future. Any litigation or claims relating to our intellectual property brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on us.
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
Our tax liabilities could be materially impacted by any changes in the tax laws of the jurisdictions in which we operate, beginning operations in new states, and assessments as a result of tax audits. Legislation could be introduced at any time that changes our tax liabilities in a way that has a material adverse effect on us. In particular, because of the extent of our operations in Texas, the Texas margin tax, which is based on gross profit rather than earnings, can create significant volatility in our effective tax rate. In addition, our significant expansion in Florida and Georgia in connection with our acquisition of Badcock and entry into new states in the future, could subject us to additional tax rate volatility, dependent upon the tax laws in place in those states. Moreover, we periodically review our indirect tax audit reserve based on recent assessments of prior year periods. In the event that actual results differ from our estimate, we may revise our estimate of post-audit periods, which could materially impact our financial condition and results of operations.
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
Failure to successfully utilize and manage e-commerce, and to compete effectively with the growing e-commerce sector, could materially adversely affect our business and prospects. Our websites provide new and existing customers with the ability to review our product offerings and prices, apply for credit, and make payments on their credit accounts. Customers may apply for credit, be approved for credit, and complete a transaction to purchase merchandise on our websites. Customers may also purchase certain products on our websites using a credit card. Our websites are a significant component of our advertising strategy. We believe our websites represent a possible source for future sales and growth in our credit sales. In order to promote our products and services, allow our customers to complete credit applications in the privacy of their homes and on their mobile devices and make payments on their accounts, and drive traffic to our stores, we must effectively create, design, publish and distribute content over the internet. We currently offer certain credit-qualified customers the ability to complete an entire purchase transaction financed online. We are monitoring and adjusting the availability of our online sales channels for credit performance and profitability. There can be no assurance that we will be able to design and publish web content with a high level of effectiveness or grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross margin or operating margin, and may have a material adverse effect on us.
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
Our reputation, ability to do business and operating results may be impaired by improper conduct by any of our employees, agents or business partners. Our employees, agents or business partners may violate the policies and procedures we have implemented to ensure compliance with applicable laws. Improper actions by any of the foregoing could subject us to civil, criminal or administrative investigations, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related stockholder lawsuits, could cause us to incur significant legal fees, and could damage our reputation.
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
Our corporate actions may be substantially controlled by our principal stockholders and affiliated entities. A large proportion of our outstanding common stock is beneficially owned by a small group of principal stockholders and their affiliates. Large holders, such as these, may be able to affect matters requiring approval by Company stockholders, including the election of directors and the approval of mergers or other business combination transactions. The concentration of ownership of our shares of common stock by the relatively small number of investors and hedge funds may:
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
Risks Associated with the Badcock Acquisition
We may not be able to successfully integrate the Badcock business and our failure to do so could negatively impact our business and financial results. The acquisition of Badcock involves numerous operational, strategic, financial, accounting, legal and other functions that must be integrated. Difficulties in integrating Badcock may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include, among other factors:
•the inability to successfully integrate the businesses of Badcock into Conn’s in a manner that permits Conn’s to achieve the anticipated benefits and cost savings from the acquisition;
•challenges associated with managing the larger, more complex, integrated business;
•not realizing anticipated operating synergies or incurring unexpected costs to realize such synergies;
•integrating personnel from the two companies while maintaining focus on performance;
•potential unknown liabilities and unforeseen expenses, delays or other conditions associated with the acquisition;
•loss of key employees;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the acquisition and integrating Badcock’s operations into Conn’s; and
•the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Conn’s success will depend, in part, on its ability to manage its expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Badcock into its existing business in an efficient and timely manner including the combination of systems and management controls.

We may fail to realize all of the anticipated benefits of the acquisition. The success of the transaction will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining Conn’s and Badcock’s businesses. The anticipated benefits and cost savings of the acquisition may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that we do not currently foresee. For example, the integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies and there could be potential unknown liabilities and unforeseen expenses associated with the acquisition that were not discovered in the course of performing due diligence.
We have incurred substantial transaction fees and costs in connection with the acquisition. We have incurred and expect to incur a number of non-recurring transaction-related costs associated with the acquisition, combining our operations with Badcock’s and achieving desired synergies. These fees and costs may be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs.
We may not be able to retain key personnel following the acquisition. Our success after the acquisition will depend in part upon our ability to retain management personnel and other employees. Current and prospective employees of Conn’s and Badcock may experience uncertainty about their roles within the combined company following the acquisition, which may have an adverse effect on our ability to attract or retain management and other personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain management personnel and other employees to the same extent that they have previously been able to attract or retain their employees which could have an adverse result on our business and results of operations.
The market price of our common stock after the acquisition may be affected by factors different from those affecting the shares of our common stock historically. Conn’s business differs from that of Badcock. Accordingly, the results of operations of the combined company and the market price of Conn’s common stock after the completion of the acquisition may be affected by factors different from those currently affecting the independent results of operations of each company.
Conn’s preferred shares and any to-be-created shares of non-voting common stock into which the preferred stock will convert, have, or will have, if applicable, different rights from the Conn’s common stock. In the acquisition, holders of the W.S. Badcock LLC interests received preferred shares of Conn’s that are convertible into non-voting common stock to be created and issued upon stockholder approval. The rights associated with the preferred and any non-voting common stock, if applicable, are different from, and may be adverse in some respects to, the rights associated with Conn’s common stock.
We may fail to receive sufficient stockholder support for establishing the class of non-voting common stock or the related conversion of the preferred shares into such new class which could result in us paying a dividend on the preferred shares. In the acquisition, holders of the W.S. Badcock LLC interests received preferred shares of Conn’s that are convertible into non-voting common stock to be created and issued upon stockholder approval. If the stockholders do not approve the class of non-voting common stock or the related conversion, the preferred shares will require our payment of a dividend beginning on September 4, 2024. The dividend is initially 8% per annum but it may grow to as much as 16% per annum.
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
We are required to comply with laws and regulations regulating extensions of credit, lease-to-own transactions and other dealings with customers and our failure to comply with applicable laws and regulations, or any adverse change in those laws or regulations, could have a negative impact on our business. A substantial portion of our customers finance purchases through our credit offerings or enter into lease-to-own transactions. The extension of credit to consumers, leasing and related collection efforts is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, TILA, ECOA, the Dodd-Frank Act, FCRA, GLBA, FTCA, FDCPA, MLA, SCRA, the Texas Debt Collection Act, the Florida Consumer Collection Practices Act and the Telephone Consumer Protection Act (“TCPA”). Our business practices, marketing and advertising terms, procedures and practices for credit and lease applications and underwriting, terms of credit extensions, leases and related disclosures, data privacy and protection practices, and collection practices, may be subject to periodic or special reviews by regulatory and enforcement authorities under the foregoing laws. These reviews could range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If, as part of these reviews, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of sanctions and remedies including requiring changes in advertising and collection practices, changes in our credit application and underwriting practices, changes in our data privacy or protection practices, changes in the terms of our credit or other financial products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our credit or other financial products within one or more states, or nationwide.
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
A large number of our stores are located in the State of Texas and the State of Florida, which subjects us to concentrated regulatory risks. Negative or unexpected legislative or regulatory changes in Texas or Florida could have a material adverse effect on us. We currently have 75 retail stores in Texas and 138 stores in Florida. In Texas, the Office of the Consumer Credit Commissioner (“OCCC”) issues the consumer loan licenses that permit us to offer direct consumer loans. The OCCC also regulates us as a licensee. If we fail to establish or implement a proper regulatory infrastructure to comply with Texas’ regulatory requirements, the OCCC could restrict or rescind our consumer loan licenses. Similar regulation applies in Florida under the Florida Office of Financial Regulation ("FLOFR"). A restriction on or a loss of such licenses issued could have a material adverse effect on our financial performance and cause reputational harm. Failure on our part to comply with applicable consumer lending laws of the State of Texas or the State of Florida could also expose us to consumer litigation and regulatory enforcement action, possibly resulting in substantial penalties and claims for damages and, in certain circumstances, may subject us to injunctions, require us to refund finance charges already paid, forgo finance charges not yet paid under credit accounts, change our credit extension, servicing, collection, and marketing practices or a combination of the foregoing. Should Texas, Florida, the OCCC or FLOFR change laws, regulations or codes related to consumer loans, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. We believe that we are in substantial compliance with the applicable consumer credit laws in the State of Texas and the State of Florida.
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
•Our ability to integrate Badcock and realize anticipated synergies;
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.     CYBERSECURITY.
Leadership and Governance
Our organization is guided by our Chief Information Security Officer (CISO) who leads our enterprise-wide cybersecurity strategy, compliance, policy, standards, architecture, cyber operations, risk management, governance, and processes. With over 25 years of experience in Information Security, including 14 years as a CISO for several multi-billion-dollar organizations, our CISO brings unparalleled expertise to our security initiatives.
Executive Reporting
Our CISO provides periodic security and risk management updates to executive leadership, the board of directors, and audit committee, ensuring comprehensive awareness and oversight of our security posture. Updates are delivered during quarterly meetings with executive leadership and bi-annual meetings with the audit committee. Topics related to cybersecurity risk, control maturity, incident management, compliance posture, and security improvement initiatives are addressed during these meetings.
Standards and Frameworks
Our cybersecurity program aligns with leading industry standards, including the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. The NIST CSF provides a structured and flexible approach to managing cybersecurity risk, enabling us to effectively identify, protect, detect, respond to, and recover from cyber threats. By adhering to NIST standards, we enhance our resilience and ensure alignment with recognized best practices.
Thought Leadership and Collaboration
We leverage thought leadership from key vendors, business partners, and industry intelligence sources to stay abreast of emerging threats and align with best practices. This collaborative approach enables us to proactively respond to evolving cyber risks while effectively managing risk in line with our organizational risk appetite.
Continuous Monitoring and Response
Our security operations include 24/7 monitoring conducted by a third-party provider in collaboration with internal teams. Conn's has implemented vendor management controls that ensure our service providers practice due diligence and due care when providing professional services to Conn's or managing our data. Additionally, Conn's has implemented risk management processes to monitor for cybersecurity threats associated with vendors who have access to our systems, applications, or data. This proactive approach ensures timely detection and response to cybersecurity threats, minimizing the potential impact on our business operations and financial condition.
Incident Management
As of the date of this Annual Report on Form 10-K, there are no known security threats or incidents that are likely to materially affect our business strategy, operations, or financial condition. We maintain robust incident management processes to swiftly address any security incidents that may arise, mitigating their impact and preserving the integrity of our operations.
In conclusion, our information security program is underpinned by strong leadership, adherence to industry standards, proactive monitoring, and collaboration with internal and external stakeholders. By prioritizing cybersecurity and risk management, we uphold our commitment to safeguarding our assets, maintaining operational resilience, and protecting the interests of our stockholders.
ITEM 2.     PROPERTIES.
The number of stores, distribution centers/cross-dock facilities, and corporate offices we operate, together with location and square footage information, are disclosed in Part I, Item 1., Business, under the caption “Store Operations,” of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 3.     LEGAL PROCEEDINGS.
The information set forth in Part II, Item 8., in Note 13, Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
As of April 10, 2024, we had approximately 514 common stockholders of record and an estimated 4,610 beneficial owners of our common stock.  The principal market for our common stock is the NASDAQ Global Select Market, where it is traded under the symbol “CONN.”
Dividends
No cash dividends were declared or paid in fiscal year 2024 or fiscal year 2023. We do not anticipate paying dividends in the foreseeable future.  Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of January 31, 2024, relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by stockholders	2,890,589	$6.25	1,295,451
Equity compensation plans not approved by stockholders	—	—	—
Total	2,890,589	$6.25	1,295,451
(1)Inclusive of 600,000 stock options, 1,910,349 restricted stock units (“RSUs”) and 380,240 performance-based RSUs (“PSUs”).
(2)The $6.25 is inclusive of the 1,910,349 shares related to RSUs which only have a service requirement and the 380,240 PSUs that have a service, performance and/or market requirement. Neither the RSUs nor PSUs have an exercise price. The weighted-average exercise price of the 600,000 outstanding stock options is $30.12.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the NASDAQ U.S. Stock Market Index and a customized peer group index comprised of First Cash, Aaron’s, Upbound Group (formerly Rent-a-Center), La-Z-Boy, Sleep Number, Ethan Allen, EZCORP, Haverty Furniture, Hooker Furniture, Kirkland's, Encore Capital, Enova International, PRA Group and PROG Holdings (the “Peer Group”). The peer group index reflects comparable companies across our two operating segments and removes one entity that is no longer publicly traded. The graph assumes an investment of $100 at the close of trading on January 31, 2019, and reinvestment of any dividends. The stock performance shown below is based solely on historical data and is not necessarily indicative of future performance.

	Base Period	Value for the Fiscal Years Ended January 31,
	January 31, 2019	2020	2021	2022	2023	2024
Company/Index:
Conn’s, Inc.	$100.00	$41.83	$75.12	$115.90	$44.93	$21.72
NASDAQ U.S. Stock Market Index	$100.00	$127.03	$183.04	$200.70	$164.68	$217.36
Peer Group	$100.00	$114.11	$127.34	$137.40	$122.97	$132.16

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
Discussion and analysis of matters pertaining to the year ended January 31, 2022 and year-to-year comparisons between the years ended January 31, 2023 and 2022 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended January 31, 2023 that was filed on March 29, 2023.
Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Executive Summary
Total revenues were $1.2 billion for fiscal year 2024 compared to $1.3 billion for fiscal year 2023, a decrease of $104.8 million or 7.8%. Retail revenues were $1.0 billion for fiscal year 2024 compared to $1.1 billion for fiscal year 2023, a decrease of $89.1 million or 8.3%. The decrease in retail revenue was primarily driven by a decrease in same store sales of 16.2%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products following several periods of excess consumer liquidity resulting in the acceleration of sales. The decrease in same store sales was partially offset by new store growth and the acquisition of W.S. Badcock in December 2023. Credit revenues were $257.2 million for fiscal year 2024 compared to $264.8 million for fiscal year 2023, a decrease of $7.6 million or 2.9%.  The decrease in credit revenue was primarily due to a decrease of 6.1% in the average outstanding balance of the customer accounts receivable portfolio, a decrease in our yield rate and a decrease in late fee revenues. The yield rate for the year ended January 31, 2024 was 22.7% compared to 23.1% for the year ended January 31, 2023.
Retail gross margin for fiscal year 2024 was 35.9%, an increase of 190 basis points from the 34.0% reported in fiscal year 2023. The year-over-year increase in retail gross margin was primarily driven by pricing and assortment changes, a more profitable product mix and normalizing freight costs. The increase was partially offset by the deleveraging of fixed distribution costs.
SG&A for fiscal year 2024 was $561.6 million compared to $526.2 million for fiscal year 2023, an increase of $35.4 million, or 6.7%, over the prior year. The SG&A increase was primarily due to an increase in occupancy from new stores, advertising costs, labor costs, and other general operating costs from the acquisition of Badcock in December 2023.
Provision for bad debts increased to $154.1 million for the year ended January 31, 2024 from $121.2 million for the year ended January 31, 2023, an increase of $32.9 million. The year-over-year increase was primarily driven by a smaller decrease in the allowance charge for bad debts during the year ended January 31, 2024 of $1.5 million, compared to the decrease during the year ended January 31, 2023 of $26.9 million. The increase was also due to an increase in net charge-offs of $7.0 million. Finally, Badcock added $5.6 million in total provision expense. During the year ended January 31, 2023, the decrease in allowance for bad debts was primarily driven by an improvement in the forecasted unemployment rate that drove a $31.5 million decrease in the economic reserve and a decline in the customer portfolio receivable balance, partially offset by an increase in loss rates.
Interest expense increased to $81.7 million for fiscal year 2024 compared to $36.9 million for fiscal year 2023, an increase of $44.8 million, or 121.4%. The increase was driven by a higher average outstanding balance of debt and higher effective interest rates.
Net loss for fiscal year 2024 was $76.9 million, or $3.17 per diluted share, compared to a net loss of $59.3 million, or $2.46 per diluted share, for fiscal year 2023.

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
Company Initiatives
We delivered the following financial and operational results in fiscal year 2024 as compared to the prior fiscal year period (unless otherwise noted):
•Total consolidated revenue declined 7.8% to $1.2 billion, due to a 9.1% decline in total net sales, and a 3.6% reduction reduction in finance charges and other revenues;
•Badcock, which was acquired on December 18, 2023, contributed $68.4 million to total consolidated revenue;
•Net loss per diluted share was $3.17 and included $16.3 million of one-time transaction expenses.
Strategic Update
In response to challenging macroeconomic pressures, the Company has updated its near-term strategic priorities which include:
•Integration of Badcock. We intend to focus our efforts on a successful integration of the Badcock business. We have created an Integration Management Office, an Integration Steering Committee and regularly update our Board of Directors as to our progress. We are implementing identified synergies within merchandising, inventory and logistics management, integrating ERP systems and intend to extend our traditional installment loan financing options to all Badcock stores by early summer.
•Refocus on core customer. We continue to refocus our efforts on serving core credit-constrained customers as we continue to face the impacts of macroeconomic headwinds and changes in consumer behavior. Providing multiple financing options is our key differentiator. We are pursuing profitable growth strategies aimed at enhancing the payment options we provide to our large and established customer base.
•eCommerce enhancement. We completed the final phase of the eCommerce platform conversion, which further enhanced our digital capabilities and produced record fiscal year eCommerce sales.
Outlook
The broad appeal of our value proposition to our geographically diverse core demographic and the unit economics of our business should provide the stability necessary to maintain and grow our business. We expect our brand recognition and long history in our core markets to give us the opportunity to further penetrate our existing footprint, particularly as we leverage existing marketing spend, logistics infrastructure, and service footprint. We plan to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, distribution and credit operations and by realizing on synergies associated with our acquisition of Badcock. As we expand in existing markets, including in connection with the integration of Badcock, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. Over time, we also expect our increased store base and the resulting higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Year Ended January 31,
(in thousands)	2024	2023	Change
Revenues:
Total net sales	$978,331	$1,076,590	$(98,259)
Finance charges and other revenues	259,352	265,937	(6,585)
Total revenues	1,237,683	1,342,527	(104,844)
Costs and expenses:
Cost of goods sold	629,688	710,234	(80,546)
Selling, general and administrative expense	561,628	526,212	35,416
Provision for bad debts	154,080	121,193	32,887
Charges and credits	17,565	14,360	3,205
Total costs and expenses	1,362,961	1,371,999	(9,038)
Operating loss	(125,278)	(29,472)	(95,806)
Interest expense	81,707	36,891	44,816
Loss on extinguishment of debt	14,221	—	14,221
Bargain purchase gain, net of deferred taxes	(104,857)	—	(104,857)
Income (loss) before income taxes	(116,349)	(66,363)	(49,986)
Benefit for income taxes	(39,456)	(7,071)	(32,385)
Net loss	$(76,893)	$(59,292)	$(17,601)
Supplementary Operating Segment Information
Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources and assess performance. We are a leading specialty retailer and offer a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core consumers. We have two operating segments: (i) retail and (ii) credit. Our operating segments complement one another. The retail segment operates primarily through our stores and website and its product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit segment offers affordable financing solutions to a large, under-served population of consumers who typically have limited credit alternatives. Our operating segments provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, fast delivery and installation in the majority of our markets, and product repair service. We believe our large, attractively merchandised retail stores and credit solutions offer a distinctive value proposition compared to other retailers that target our core customer demographic. The operating segments follow the same accounting policies used in our consolidated financial statements.
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

The following table represents total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Year Ended January 31,
(dollars in thousands)	2024	2023	Change
Revenues:
Product sales	$903,658	$986,600	$(82,942)
Repair service agreement commissions	72,738	80,446	(7,708)
Service revenues	8,763	9,544	(781)
Total net sales	985,159	1,076,590	(91,431)
Finance charges and other	3,409	1,119	2,290
Total revenues	988,568	1,077,709	(89,141)
Costs and expenses:
Cost of goods sold	631,604	710,234	(78,630)
Selling, general and administrative expense (1)	431,887	391,393	40,494
Provision for bad debts	540	896	(356)
Charges and credits	17,565	14,360	3,205
Total costs and expenses	1,081,596	1,116,883	(35,287)
Operating loss	(93,028)	(39,174)	(53,854)
Interest expense	46	—	46
Bargain purchase gain, net of deferred taxes	(104,857)	—	(104,857)
Income (loss) before income taxes	$11,783	$(39,174)	$50,957
Number of stores:
Beginning of fiscal year	168	158
Acquired	376	—
Opened	9	11
Closed	(1)	(1)
End of fiscal year	552	168

Credit Segment:	Year Ended January 31,
(in thousands)	2024	2023	Change
Revenues:
Finance charges and other revenues	$257,193	$264,818	$(7,625)
Costs and expenses:
Cost of goods sold	4,377	—	4,377
Selling, general and administrative expense (1)	130,741	134,819	(4,078)
Provision for bad debts	153,540	120,297	33,243
Total costs and expenses	288,658	255,116	33,542
Operating (loss) income	(31,465)	9,702	(41,167)
Interest expense	81,662	36,891	44,771
Loss on extinguishment of debt	14,221	—	14,221
Loss before income taxes	$(127,348)	$(27,189)	$(100,159)
(1)For the years ended January 31, 2024 and January 31, 2023, the amount of overhead allocated to each segment reflected in SG&A was $32.5 million and $31.7 million, respectively. For the years ended January 31, 2024 and January 31, 2023, the amount of reimbursement made to the retail segment by the credit segment was $25.0 million and $26.3 million, respectively.

Year ended January 31, 2024 compared to the year ended January 31, 2023
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year Ended January 31,					%	Same Store
(dollars in thousands)	2024	% of Total	2023	% of Total	Change	Change	% Change
Furniture and mattress	$352,375	35.8%	$340,325	31.6%	$12,050	3.5%	(10.9)%
Home appliance	338,725	34.4	430,250	40.0	(91,525)	(21.3)	(24.6)
Consumer electronics	110,571	11.2	139,868	13.0	(29,297)	(20.9)	(24.0)
Home office	37,737	3.8	37,547	3.5	190	0.5	(2.7)
Other	64,250	6.5	38,610	3.6	25,640	66.4	55.3
Product sales	903,658	91.7	986,600	91.7	(82,942)	(8.4)	(16.4)
Repair service agreement commissions (1)	72,738	7.4	80,446	7.5	(7,708)	(9.6)	(14.6)
Service revenues	8,763	0.9	9,544	0.8	(781)	(8.2)
Total net sales	$985,159	100.0%	$1,076,590	100.0%	$(91,431)	(8.5)%	(16.2)%
(1) The total change in sales of repair service agreement commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The decrease in product sales for the year ended January 31, 2024 was primarily driven by a decrease in same store sales of 16.4%. The decrease in same store sales was primarily driven by lower discretionary spending for home-related products following several periods of excess consumer liquidity resulting in the acceleration of sales. The decrease in same store sales was partially offset by new store growth and the acquisition of Badcock in December 2023.
The following table provides the change of the components of finance charges and other revenues:

	Year Ended January 31,
(in thousands)	2024	2023	Change
Interest income and fees	$229,170	$244,137	$(14,967)
Insurance income	23,614	20,681	2,933
Other revenues	6,568	1,119	5,449
Finance charges and other revenues	$259,352	$265,937	$(6,585)
The decrease in finance charges and other revenues was primarily due to a decrease of 6.1% in the average outstanding balance of the customer accounts receivable portfolio coupled with a slight decrease in the effective yield which decreased from 23.1% for the year ended January 31, 2023 to 22.7% for the year ended January 31, 2024. This decrease was partially offset by the revenue contributed by Badcock.
The following table provides key portfolio performance information for our installment loan portfolio:

	Year Ended January 31,
(dollars in thousands)	2024	2023	Change
Interest income and fees	$224,631	$244,137	$(19,506)
Net charge-offs	(150,295)	(148,138)	(2,157)
Net portfolio income	$74,336	$95,999	$(21,663)
Average outstanding portfolio balance	$991,149	$1,055,600	$(64,451)
Interest income and fee yield	22.7%	23.1%
Net charge-off %	15.2%	14.0%

Retail Gross Margin

	Year Ended January 31,
(dollars in thousands)	2024	2023	Change
Retail total net sales	$985,159	$1,076,590	$(91,431)
Cost of goods sold	631,604	710,234	(78,630)
Retail gross margin	$353,555	$366,356	$(12,801)
Retail gross margin percentage	35.9%	34.0%
The year-over-year increase in retail gross margin percentage was primarily driven by pricing and assortment changes, a more profitable product mix and normalizing freight costs. The increase was partially offset by the deleveraging of fixed distribution costs.
Selling, General and Administrative Expense

	Year Ended January 31,
(dollars in thousands)	2024	2023	Change
Retail segment	$431,887	$391,393	$40,494
Credit segment	130,741	134,819	(4,078)
Eliminations	(1,000)	—	(1,000)
Selling, general and administrative expense - Consolidated	$561,628	$526,212	$35,416
Selling, general and administrative expense as a percent of total revenues	45.4%	39.2%
The SG&A increase in the retail segment was primarily due to an increase in labor costs, occupancy and operational costs associated with new store growth and the acquisition of Badcock. These increases were partially offset by a decline in delivery and transportation costs.
As a percent of average total customer portfolio balance, SG&A for the credit segment for the year ended January 31, 2024 was 13.2%, as compared to 12.8% for the year ended January 31, 2023. The SG&A increase in the credit segment was primarily due to an increase in occupancy costs which were partially offset by a decrease in labor costs and other operating expenses.
Provision for Bad Debts

	Year Ended January 31,
(dollars in thousands)	2024	2023	Change
Retail segment	$540	$896	$(356)
Credit segment	153,540	120,297	33,243
Provision for bad debts - Consolidated	$154,080	$121,193	$32,887
Provision for bad debts - Credit segment, as a percent of average outstanding portfolio balance	15.5%	11.4%
The provision for bad debts increased to $154.1 million for the year ended January 31, 2024 from $121.2 million for the year ended January 31, 2023, an increase of $32.9 million. The year-over-year increase was primarily driven by an increased allowance charge of $25.2 million due to the portfolio mix coupled with increased loss rates. In addition, net charge-offs increased $7.7 million.

Charges and Credits

	Year Ended January 31,
(in thousands)	2024	2023	Change
Store lease termination and closure costs	$2,340	$(896)	$3,236
Professional Fees	18,372	—	18,372
Employee severance	—	8,006	(8,006)
Gain from asset sale	(3,147)	—	(3,147)
Loss on asset disposal	—	7,250	(7,250)
	$17,565	$14,360	$3,205
During the year ended January 31, 2024, we recognized $18.4 million in professional fees related to corporate transactions, primarily related to the acquisition of Badcock. In addition, we recognized a $3.1 million gain related to the sale of a single store location net of asset disposal costs and a loss of $2.3 million in store closure costs related to the impairment of assets associated with the decision to end the store-within-a-store test with Belk, Inc. During the year ended January 31, 2023, we recognized $8.0 million in severance costs related to a change in the executive management team. In addition, we recognized a $0.9 million gain related to the termination of a lease for a single store location net of store closure costs. Furthermore, we recognized $7.3 million in asset disposal costs related to a change in the e-commerce platform.
Bargain Purchase Gain
During the year ended January 31, 2024, we recognized $104.9 million bargain purchase gain which represents the fair value of net assets acquired over the consideration transferred, net of tax, for the acquisition of Badcock.
Interest Expense
Interest expense increased to $81.7 million for the year ended January 31, 2024 from $36.9 million for the year ended January 31, 2023, an increase of $44.8 million. The increase was driven by a higher average outstanding balance of debt and a higher effective interest rate.

	Year Ended January 31,
(in thousands)	2024	2023	Change
Revolving Credit Facility	$23,374	$12,513	$10,861
Term loans(1)	13,984	—	13,984
Asset-backed notes	39,583	25,236	14,347
Delayed Draw Term Loan	1,640	—	1,640
Secured borrowings	3,498	—	3,498
Other	(372)	(861)	489
Total interest expense	$81,707	$36,888	$44,819
(1) Includes interest associated with the Pathlight Term Loan and BRF Term Loan.
Benefit for Income Taxes

	Year Ended January 31,
(dollars in thousands)	2024	2023	Change
Benefit for income taxes	$(39,456)	$(7,071)	$(32,385)
Effective tax rate	33.9%	10.7%
The decrease in income tax expense for the year ended January 31, 2024 compared to the year ended January 31, 2023 was primarily driven by a $22.0 million decrease from the bargain purchase gain of $104.9 million, net of deferred taxes of $31.1 million as bargain purchase gains are treated as a permanent difference. Income tax expense also decreased due to a $50.0 million decrease of pre-tax book income at the statutory rate of 21%, offset by a net increase of $12.1 million in the valuation allowance against our U.S. federal and state deferred tax assets. Our income tax for the year ended January 31, 2024 includes the benefit from derecognition of $6.9 million, including interest, resulting from the lapse of statute of limitations of an uncertain tax position.

Impact of Inflation and Changing Prices
We continue to monitor the impact the current rise in inflation may have on our customers and our business. Moreover, further significant inflation could adversely affect our customers’ shopping decisions and payment patterns. We rely heavily on our distribution system and our fast delivery policy to satisfy our customers’ needs and desires, and increases in transportation and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs could adversely affect our results of operations. In addition, the cost of items we purchase may increase or shortages of these items may arise as a result of changes in trade regulations, currency fluctuations, border taxes, import tariffs, or other factors beyond our control.
Seasonality
Our business is seasonal which typically means that a higher portion of sales and operating profit are realized during the fourth quarter due primarily to the holiday shopping season. In addition, during the first quarter, our portfolio performance benefits from the timing of personal income tax refunds received by our customers, which typically results in higher cash collection rates.
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
Customer Accounts Receivable Portfolio
We provide in-house financing to individual consumers on a short-term and medium-term basis (contractual terms generally range from 12 to 36 months for our installment loans) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our installment loan contracts generally reflect an interest rate of between 18% and 36%. Where we offer our installment loan product, we have implemented our direct consumer loan program across all Texas, Louisiana, Tennessee and Oklahoma locations and recently offer these types of loans in some parts of Georgia. For Conn's, the states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 66% of our fiscal year 2024 originations, with maximum equivalent interest rates of up to 37% in Oklahoma, up to 30% in Texas and Tennessee, and up to 36% in Louisiana. In states where regulations do not generally limit the interest rate charged, our loan contracts generally reflect an interest rate between 29.99% and 35.99%. These states represented 16% of our fiscal year 2024 originations.
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
In conjunction with our Badcock acquisition, we acquired and continue to originate revolving credit accounts with no defined expiration date or amortization schedule. Like our installment loans, we contact customers when they become delinquent and work with our customers to bring their account current. If a delinquent account makes a payment, we reset the account to a current status. When revolving accounts reach 360 days past due they are charged off. For Badcock, the states of Florida, Georgia and North Carolina represent approximately 73% of our fiscal year 2024 originations. We expect to cease originating revolving accounts and begin offering our installment loan products in all Badcock stores during 2024. The revolving accounts are accounted for under the fair value option of accounting.
The following tables present, for comparison purposes, information about our managed portfolio of (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	January 31,
Conn's Inc.	2024	2023	2022
Weighted average credit score of outstanding balances (1)	615	613	606
Average outstanding customer balance	$2,682	$2,597	$2,498
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	12.2%	12.7%	10.4%
Re-aged balance as a percentage of total customer portfolio carrying value (2)(3)	18.8%	16.5%	16.8%
Carrying value of account balances re-aged more than six months (in thousands) (3)	$35,341	$29,511	$50,282
Allowance for bad debts and uncollectible interest as a percentage of total customer accounts receivable portfolio balance	18.1%	18.0%	18.5%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	36.1%	34.1%	33.7%

Badcock	Period from December 18, 2023 through January 31, 2024
Average outstanding customer balance	$2,049
Balances 60+ days past due as a percentage of total customer portfolio carrying value (2)(3)	5.4%
Fair value adjustment as a percentage of total customer accounts receivable portfolio balance under the fair value option	24.2%
Percent of total customer accounts receivable portfolio balance represented by no-interest option receivables	7.4%

	Year Ended January 31,
Conn's Inc.	2024	2023	2022
Total applications processed	1,278,520	1,034,860	1,297,025
Weighted average origination credit score of sales financed (1)	622	620	616
Percent of total applications approved and utilized	20.5%	22.5%	21.8%
Average income of credit customer at origination	$52,900	$51,500	$49,100
Percent of retail sales paid for by:
In-house financing, including down payments received	61.3%	53.2%	51.0%
Third-party financing	14.6%	17.7%	17.7%
Third-party lease-to-own option	8.5%	7.3%	10.4%
	84.4%	78.2%	79.1%

Badcock	Period from December 18, 2023 through January 31, 2024
Total applications processed	18,757
Percent of total applications approved and utilized	43.3%
Percent of retail sales paid for by:
In-house financing, including down payments received	57.6%
Third-party financing	7.1%
Third-party lease-to-own option	2.6%
67.3%
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the total customer accounts receivable portfolio balance decreased to 15.8% as of January 31, 2024 from 16.0% as of January 31, 2023.
The percentage of the carrying value of non-restructured accounts greater than 60 days past due decreased 80 basis points over the prior year period to 10.6% as of January 31, 2024 from 11.4% as of January 31, 2023. The decrease is primarily due to an overall improvement in 60+ delinquency within restructured accounts.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the restructured portfolio balance was 41.1% as of January 31, 2024 as compared to 40.8% as of January 31, 2023.
The percent of bad debt charge-offs, net of recoveries, to average outstanding portfolio balance was 15.2% for fiscal year 2024 compared to 14.0% for fiscal year 2023. The increase is primarily related to greater gross charge offs in the current quarter when compared to the prior period.
As of January 31, 2024 and 2023, balances under no-interest programs included within customer receivables were $358.7 million and $350.0 million, respectively.
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
Operating cash flows.  For the year ended January 31, 2024, net cash used in operating activities was $51.2 million compared to $60.4 million provided by operating activities for the year ended January 31, 2023. The change in net cash used in operating activities was primarily driven by lower cash collections compared to the prior year due to a lower average customer accounts receivable portfolio balance, an increased net loss of $17.6 million and other changes in operating assets and liabilities.
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
Investing cash flows.  For the year ended January 31, 2024, net cash used in investing activities was $47.3 million compared to $73.0 million for the year ended January 31, 2023. The cash used during the year ended January 31, 2024 was primarily for investments in new stores and technology investments, including the acquisition and build out of a lease-to-own technology platform. This use of cash was offset by the acquisition of Badcock which included cash acquired of $3.7 million.
For the year ended January 31, 2023, net cash used in investing activities was $73.0 million compared to $44.9 million for the year ended January 31, 2022. The cash used during the year ended January 31, 2023 was primarily for investments in new stores and technology investments. The cash used during the year ended January 31, 2022 was primarily for investments in new stores, two new distribution centers and technology investments.
Financing cash flows.  For the year ended January 31, 2024, net cash provided by financing activities was $109.0 million compared to net provided by financing activities of $33.3 million for the year ended January 31, 2023.
During the year ended January 31, 2024, we issued the 2024-A and 2023-A VIE asset-backed notes resulting in net proceeds to us of approximately $518.8 million, net of transaction costs. The proceeds from both offerings were used to pay down the balance of the Company's Revolving Credit Facility and for other general corporate purposes. In addition, we entered into the BRF Term Loan which provided cash of $108.0 million which was used to terminate the Pathlight Term Loan. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $393.5 million during the year ended January 31, 2024 compared to approximately $410.0 million during the year ended January 31, 2023. During the year ended January 31, 2024, net borrowings under our Revolving Credit Facility were $146.7 million compared to net borrowings of $72.0 million during the year ended January 31, 2023.
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
Share Repurchase Program. For the year ended January 31, 2024, the Company had no share repurchases. For the year ended January 31, 2023, we settled the repurchase of 3,462,848 shares of our common stock at an average weighted cost per share of $20.70 for an aggregate amount of $71.7 million.
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
The asset-backed notes outstanding as of January 31, 2024 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class C Notes	$63,890	$63,450	$16,815	11/23/2021	5/15/2026	4.59%	5.14%
2022-A Class B Notes	132,090	129,050	51,238	7/21/2022	12/15/2026	9.52%	10.67%
2022-A Class C Notes	63,090	43,737	63,090	11/30/2022	12/15/2026	0.00%	19.20%
2023-A Class A Notes	160,690	159,603	67,673	8/17/2023	01/17/2028	8.01%	15.87%
2023-A Class B Notes	82,430	79,958	82,430	8/17/2023	01/17/2028	10.00%	12.57%
2023-A Class C Notes	30,550	26,665	30,550	8/17/2023	01/17/2028	11.00%	12.78%
2024-A Class A Notes	133,490	132,587	133,490	1/26/2024	1/16/2029	7.05%	13.86%
2024-A Class B Notes	98,120	96,279	98,120	1/26/2024	1/16/2029	9.80%	8.28%
2024-A Class C Notes	27,760	23,689	27,760	1/26/2024	1/16/2029	10.34%	7.73%
Total	$792,110	$755,018	$571,166
(1)After giving effect to debt issuance costs and discount on debt.
(2)For the year ended January 31, 2024, and inclusive of the impact of changes in timing of actual and expected cash flows.
On August 7, 2023, Conn’s, Inc., Conn’s Receivables Funding 2023-A, LLC, a newly formed special purpose entity that is indirectly owned by the Company (the “2023-A Issuer”), Conn Appliances Receivables Funding, LLC, an indirect wholly owned subsidiary of the Company (the “Depositor”), and Conn Appliances, Inc., a direct and wholly owned subsidiary of the Company (“Conn Appliances”), entered into a Note Purchase Agreement (the “2023-A Note Purchase Agreement”) with J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., MUFG Securities Americas Inc., Citizens JMP Securities, LLC and Regions Securities LLC (collectively, the “2023-A Initial Purchasers”), for the sale of the Issuer’s 8.01% $160.7 million Asset Backed Fixed Rate Notes, Class A, Series 2023-A (the “Class A Notes”), 10.00% $82.4 million Asset Backed Fixed Rate Notes, Class B, Series 2023-A (the “Class B Notes”) and 11.00% $30.6 million Asset Backed Fixed Rate Notes, Class C, Series 2023-A (the “Class C Notes” and, together with the Class A Notes and the Class B Notes, the “2023-A Purchased Notes”). The 2023-A Issuer also issued the Asset Backed Notes, Class R, Series 2023-A (the “Class R Notes” and, collectively with the Purchased Notes, the “Series 2023-A Notes”). The Class R Notes do not have a principal amount or interest rate and were transferred to the Depositor on August 17, 2023 to satisfy the risk retention obligations of Conn Appliances. The Series 2023-A Notes were issued on August 17, 2023 (the “Closing Date”). The Series 2023-A Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any jurisdiction. The 2023-A Purchased Series Notes were sold initially to the 2023-A Initial Purchasers and then reoffered and resold only (i) to “Qualified Institutional Buyers” as defined in Rule 144A under the Securities Act (“Rule 144A”) in transactions meeting the requirements of Rule 144A or (2) solely with respect to the Class A Notes, outside the United States to non-U.S. Persons in transactions in compliance with Regulation S under the Securities Act.

On January 26, 2024, Conn’s, Inc., Conn’s Receivables Funding 2024-A, LLC, a newly formed special purpose entity that is indirectly owned by the Company (the “2024-A Issuer”), the Depositor, and Conn Appliances, entered into a Note Purchase Agreement (the “2024-A Note Purchase Agreement”) with MUFG Securities Americas Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Regions Securities LLC (collectively, the “2024-A Initial Purchasers”), for the sale of the 2024-A Issuer’s 7.05% $133.5 million Asset Backed Fixed Rate Notes, Class A, Series 2024-A (the “Class A Notes”), 9.80% $98.1 million Asset Backed Fixed Rate Notes, Class B, Series 2024-A (the “Class B Notes”) and 10.34% $27.8 million Asset Backed Fixed Rate Notes, Class C, Series 2024-A (the “Class C Notes” and, together with the Class A Notes and the Class B Notes, the “2024-A Purchased Notes”). The 2024-A Issuer will also issue the Asset Backed Notes, Class R, Series 2024-A (the “Class R Notes” and, collectively with the Purchased Notes, the “Series 2024-A Notes”). The Class R Notes will be retained by the Depositor on the Closing Date. The Class R Notes will not have a principal amount or interest rate and will be transferred to the Depositor on the Closing Date to satisfy the risk retention obligations of Conn Appliances. The Series 2024-A Notes were issued on January 26, 2024 (the “Closing Date”). The Series 2024-A Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any jurisdiction. The Purchased Series 2024-A Notes are being sold initially to the 2024-A Initial Purchasers and then reoffered and resold only (i) to “Qualified Institutional Buyers” as defined in Rule 144A under the Securities Act (“Rule 144A”) in transactions meeting the requirements of Rule 144A or (2) solely with respect to the Class A Notes, outside the United States to non-U.S. Persons in transactions in compliance with Regulation S under the Securities Act.
Revolving Credit Facility. On March 29, 2021, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into the Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amended and Restated Loan Agreement”), with certain lenders, which provides for a $555.0 million asset-based revolving credit facility (as amended, the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of December 31, 2026.
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2024, we had available borrowing capacity of $155.3 million under our Revolving Credit Facility, net of standby letters of credit issued of $25.2 million.
On November 21, 2022, we entered into Amendment No. 1 (the "Amendment") to the Fifth Amended and Restated Loan Agreement. Under the Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate of SOFR plus a margin ranging from 2.50% to 3.25% per annum (depending on a pricing grid determined by our total leverage ratio) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on a pricing grid determined by our total leverage ratio). The alternate base rate is a rate per annum equal to the greatest of the prime rate, the federal funds effective rate plus 0.5%, or SOFR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The Amendment also waived testing of the interest coverage covenants beginning with the third quarter of fiscal year 2023 and continuing until the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2024 (unless earlier terminated pursuant to the terms of the Amendment). After giving effect to the foregoing amendment, as of January 31, 2024, we were in compliance with the covenants in our Revolving Credit Facility.
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

On December 18, 2023, the Company entered into an Amendment No. 3 (the “Third Amendment”) to the Fifth Amended and Restated Loan and Security Agreement, dated as of March 29, 2021 (the “Revolving Credit Agreement”), by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as existing borrowers (the “Existing Borrowers”), and substantially concurrently with the closing of the Revolving Credit Agreement Amendment, Badcock, pursuant to a joinder, as new borrower (“New Borrower”, and together with the Existing Borrowers, collectively, “Borrowers”), certain banks and financial institutions named therein, as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders. The Third Amendment, among other things: (a) consents to the consummation of the transactions contemplated by the Investment Agreement; (b) extends the maturity date of the Revolving Credit Agreement to December 31, 2026; (c) provides for certain adjustments to the representations, warranties and covenants to incorporate the New Borrower into the Revolving Credit Agreement; (d) increases the existing interest rate margins by 0.50%, resulting in possible interest rate margins between (i) 3.00% and 3.75% for SOFR Rate Loans and (ii) 2.00% and 2.75% for Base Rate Loans, in each case based on the total net leverage ratio; (e) extends the termination date of the covenant relief period, which removes testing of the interest coverage covenant, to April 30, 2025; (f) provides for certain amendments to the borrowing base, including (i) modifying the inventory advance rate by removing the cap of 33.3% of revolving commitments and (ii) modifying the contract advance rate to equal the lesser of (x) 80% of net eligible contract payments and (y) 80% of the net fair market value of the owned contract portfolio; (g) provides for increased reporting requirements; (h) amends the minimum excess availability covenant to require, at all times during the term of the Revolving Credit Agreement, availability under the revolver of no less than the greater of (i) 17.5% of the borrowing base and (ii) $100.0 million; (i) replaces the minimum liquidity covenant with a springing, minimum fixed charge coverage ratio of 1.00:1.00, which shall only be tested to the extent availability under the Revolving Credit Agreement is less than 20% of the borrowing base, and testing of such covenant shall continue until the occurrence of the first fiscal-quarter end where availability as of such date has been in excess of 20% of the borrowing base for 30 consecutive days; (j) added a minimum EBITDA financial covenant; (k) increased the cap on revolver borrowings at any one time outstanding to $400.0 million with step downs beginning September 1, 2025 thereafter to $300.0 million; and (l) reduced revolver borrowing base to a $555.0 million asset-based revolving credit facility. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 8.8% for the year ended January 31, 2024.
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
Debt Covenants. The Third Amendment waived testing of the interest coverage covenants until the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2025 (unless earlier terminated pursuant to the terms of the Amendment). After giving effect to the foregoing amendment, as of January 31, 2024, we were in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status as of January 31, 2024 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	3.21:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.63:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$70.1 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Pathlight Term Loan and Security Agreement. On February 21, 2023, Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers (the “Borrowers”), entered into a second-lien term loan and security agreement (the “Pathlight Term Loan,” and together with the Fifth Amended and Restated Loan Agreement, the “Senior Loan Agreements”) with Pathlight Capital LP, as administrative agent and collateral agent, and the financial institutions party thereto, as lenders (the “Lenders”). The Pathlight Term Loan provides for an aggregate commitment of $100.0 million to the Borrowers pursuant to a three-year secured term loan credit facility, which was fully drawn on February 21, 2023.
This loan was paid in full on December 18, 2023 with the proceeds from the BRF Term Loan (described below). When this loan was paid in full, we recorded a loss on extinguishment of debt of $14.2 million which included the prepayment penalty of $8.9 million and the write-off of debt issuance costs of $5.3 million.
BRF Term Loan and Security Agreement. On December 18, 2023, the Company, as parent and guarantor, and the Borrowers, entered into a second-lien term loan and security agreement with BRF Finance Co., LLC, (the “BRF Term Loan”), as administrative agent and collateral agent, and the financial institutions party thereto, as lenders. The BRF Term Loan provides for an aggregate commitment of $108.0 million to the Borrowers pursuant to a secured term loan credit facility maturing on February 20, 2027, which was fully drawn on December 18, 2023. Outstanding amounts under the BRF Term Loan will bear interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Term Loan), subject to a 4.80% floor, plus a margin of 8.00%. The obligations of the Borrowers under the BRF Term Loan are guaranteed by the Company and certain of the Borrowers’ subsidiaries. The Borrowers are required to make quarterly scheduled amortization payments of the BRF Term Loan prior to the maturity thereof in an amount equal to $1.35 million beginning January 2025. The BRF Term Loan is secured by liens (subject, in the case of priority, to the liens under the Revolving Credit Agreement) on substantially all of the assets of the Borrowers and their subsidiaries, subject to customary exceptions.
The Borrowers may elect to prepay all or any portion of the amounts owed under the BRF Term Loan, without a premium or penalty. The Borrowers are required to make mandatory prepayments of amounts owed under the BRF Term Loan in an amount equal to 100% of the proceeds received as a result of any of the following events, subject to certain adjustments: (i) the issuance of any equity securities by the Company that the Company contributes as additional common equity contributions to any Borrower; and (ii) the receipt by the Company, the Borrowers or any of their affiliates of any portion of the CARES Act Tax Refund Proceeds (as defined in the BRF Term Loan), subject to a cap. Voluntary and mandatory prepayments will be applied to the remaining scheduled installments of principal due in respect of the BRF Term Loan in the inverse order of maturity.
The BRF Term Loan contains customary covenants regarding the Borrowers and their subsidiaries that are generally based upon and are comparable to those contained in the Revolving Credit Agreement including, without limitation: financial covenants, such as the maintenance of a minimum interest coverage ratio, subject to a covenant relief period through the fiscal quarter ending April 30, 2025, a maximum leverage ratio, a minimum excess availability covenant and a springing, minimum fixed charge coverage ratio; and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The BRF Term Loan also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, and change of control.
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
Outstanding amounts under the Delayed Draw Term Loan will bear interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Delayed Draw Term Loan), subject to a 5.00% floor, plus a margin of 10.00%, which shall be payable monthly in arrears in cash except to the extent such payment in cash would result in a default or event of default under any of the Senior Loan Agreements, in which case such portion may be paid-in-kind and added to the outstanding principal amount of the term loans. Amounts under the Delayed Draw Term Loan that remain undrawn are subject to a commitment fee payable monthly based on the undrawn portion of the Delayed Draw Term Loan at a rate of 5.00% per annum. Furthermore, in connection with the funding of each draw under the Delayed Draw Term Loan and on the terms and subject to the conditions of the Delayed Draw Term Loan, including the Share Cap (which equals 19.99% of the shares of common stock in the Company issued and outstanding as of the date of the Delayed Draw Term Loan), the Company will issue to or as directed by the Lenders warrants to purchase a number of shares of common stock of the Company equal to 20% of the aggregate principal amount of such delayed draw term loan funded by a such Lender divided by the exercise price (as defined by the loan agreement). The obligations of the Borrowers under the Delayed Draw Term Loan are guaranteed by the Company and certain of the Borrowers’ subsidiaries. The Borrowers are not required to make any amortization or other payments (whether voluntary or mandatory) of principal under the Delayed Draw Term Loan until the maturity date. The Delayed Draw Term Loan is secured by liens

(subject, in the case of priority, to the liens under the Fifth Amendment and Restated Loan) on substantially all of the assets of the Borrowers and their subsidiaries, subject to customary exceptions.
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
On December 18, 2023, the Company, entered into Amendment No. 1 (the “DDTL Amendment”) to the Delayed Draw Term Loan, by and among the Company, as parent and guarantor, the Existing Borrowers and substantially concurrently with the closing of the DDTL Amendment, Badcock, pursuant to a joinder, as new borrower, Stephens Investments Holdings LLC (“Stephens Investments”) and Stephens Group, LLC and the other lenders party thereto from time to time, and Stephens Investments, as administrative agent. The DDTL Amendment, among other things: (a) consents to the consummation of the transactions contemplated by the Investment Agreement; (b) extends the maturity date of the Term Loan Agreement to May 22, 2027; (c) provides for certain adjustments to the representations, warranties and covenants to incorporate the New Borrower into the Delayed Draw Term Loan; (d) added a minimum EBITDA financial covenant; and (e) provides for the ability of Borrowers to prepay all or any portion of the amounts owed under the Delayed Draw Term Loan, without a premium or penalty, subject to certain conditions, including demonstrating a trailing twelve-month EBITDA (on a pro forma basis) of the Company and its subsidiaries of no less than $185.0 million and a trailing six-month liquidity (on a pro forma basis) of the Company and its subsidiaries of no less than $100.0 million. In addition, the DDTL Amendment (i) obligates the Company to solicit stockholder approval to issue the maximum amount of Non-Voting Common Stock upon exercise of the maximum number of warrants thereunder, (ii) if stockholder approval is received, obligates the Company to issue warrants under the Delayed Draw Term Loan exercisable for Non-Voting Common Stock and (iii) if stockholder approval is received, clarifies that the provision of the Delayed Draw Term Loan limiting the number of shares underlying warrants issued thereunder to no more than 19.99% of the outstanding shares of Common Stock issued and outstanding as of the date of the Delayed Draw Term Loan does not apply to limit the number of shares of Non-Voting Common Stock issuable upon exercise of warrants.
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
Secured Borrowings. Prior to our acquisition Badcock's strategy had been to securitize the majority of the customer accounts receivable by transferring them into separate special purpose entities. As these transfers failed sale accounting, the Company accounts for the transfers as secured borrowings. The cash collections on the receivables will amortize the borrowing until the third party debt held by the securitization vehicle is paid in full, at which time, the Company will receive cash flows related to certain residual balances. These secured borrowings are accounted for under the fair value option which are valued using Level 3 inputs. The valuation was conducted using the income approach which incorporates an estimate of projected future cash flows associated with the related customer receivables and applying a discount rate which incorporates the relevant risks associated with the related assets and the time value of money.

	As of January 31,
(dollars in thousands)	2024	2023
Current installments of debt secured by accounts receivable	$146,009	$—
Non-current installments of debt secured by accounts receivable	20,801	—
Total debt secured by accounts receivable, net	$166,810	$—
During the year ended January 31, 2024, the Company recognized interest expense related to the secured borrowings of $3.5 million. The Company had no secured borrowings during or for the year ended January 31, 2023.

Capital Expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations anticipate operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.0 million per store (before tenant improvement allowances) depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened 9 new stores during fiscal year 2024, and currently plan to open 1 new store during fiscal year 2025. Our anticipated capital expenditures for fiscal year 2025 are between $20.0 and $30.0 million, which is primarily related to synergy-driving integration activities and technology investments.
Cash Flow. We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of January 31, 2024, beyond cash generated from operations we had (i) available borrowing capacity of $155.3 million under our Revolving Credit Facility and (ii) $18.7 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2024:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments:
Revolving Credit Facility (1)	$202,531	$14,417	$188,114	$—	$—
Term Loan(4)	152,054	16,226	38,878	96,950	—
2021-A Class C Notes (2)	18,581	772	17,809	—	—
2022-A Class B Notes (2)	65,257	4,878	60,379	—	—
2022-A Class C Notes (2)	63,090	—	63,090	—	—
2023-A Class A Notes (2)	89,162	5,421	10,841	72,900	—
2023-A Class B Notes (2)	115,108	8,243	16,486	90,379	—
2023-A Class C Notes (2)	43,873	3,361	6,721	33,791	—
2024-A Class A Notes (2)	322,776	9,411	18,822	151,977	142,566
2024-A Class B Notes (2)	253,250	9,616	19,232	117,009	107,393
2024-A Class C Notes (2)	72,538	2,870	5,741	33,399	30,528
Financing lease obligations	6,510	1,338	1,805	987	2,380
Operating leases:
Real estate	607,851	101,157	178,032	145,931	182,731
Equipment	25	15	10	—	—
Contractual commitments (3)	78,889	62,076	11,455	5,358	—
Total	$2,091,495	$239,801	$637,415	$748,681	$465,598
(1)Estimated interest payments are based on the outstanding balance as of January 31, 2024 and the interest rate in effect at that time.
(2)The payments due by period for the asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.
(3)Contractual commitments primarily include commitments to purchase inventory of $50.0 million.
(4)We applied the tax refund of $15.0 million in March 2024.

Issuer and Guarantor Subsidiary Summarized Financial Information
Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. As of January 31, 2024, the direct or indirect subsidiaries of Conn’s, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of dividends or distributions.
The following tables present on a combined basis for the Issuer and the Guarantor Subsidiaries, a summarized Balance Sheet as of January 31, 2024 and a summarized Statement of Operations on a consolidated basis for the twelve months ended January 31, 2024. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Amounts provided do not represent our total consolidated amounts, as of January 31, 2024 and for the twelve months ended January 31, 2024:

January 31,
(in thousands)	2024
Assets
Cash, cash equivalents and restricted cash	$20,812
Customer accounts receivable, net of allowances	67,181
Inventories	333,962
Other current assets	113,590
Total current assets	535,545
Long-term portion of customer accounts receivable, net of allowances	88,296
Property and equipment, net	250,468
Right of use assets, net	556,416
Other assets	30,701
Total assets	$1,461,426

Liabilities
Current portion of debt	$1,923
Lease liability operating - current	82,153
Net due to non-guarantor subsidiary	44,103
Other liabilities	230,145
Total current liabilities	358,324
Lease liability operating - non current	598,712
Long-term debt	273,149
Other long-term liabilities	5,859
Total liabilities	$1,236,044

(in thousands)	Year Ended January 31, 2023
Revenues:
Net sales and finances charges	$1,144,381
Servicing fee revenue from non-guarantor subsidiary	31,601
Total revenues	1,175,982
Total costs and expenses	1,273,194
Net loss	$(97,212)

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
Allowance for credit losses.   The determination of the amount of the allowance for credit losses is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the allowance for credit losses. General economic conditions, changes to state or federal regulations and a variety of other factors that affect the ability of borrowers to service their debts or our ability to collect will impact the future performance of the portfolio.
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
On February 1, 2021, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The allowance for credit losses is measured on a collective (pool) basis where similar risk characteristics exist. The allowance for credit losses is determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. We apply the requirements of ASC 326 to our installment loan portfolio only.
We have elected to use a risk-based, pool-level segmentation framework to calculate the expected loss rate. This framework is based on our historical gross charge-off history. In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries, including cash payments from customers, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance and repair service agreement (“RSA”) policies are also considered. We also consider forward-looking economic forecasts based on a statistical analysis of economic factors (specifically, forecast of unemployment rates over the reasonable and supportable forecast period). To the extent that situations and trends arise which are not captured in our model, management will layer on additional qualitative adjustments.
We use a 24-month reasonable and supportable forecast period for the Customer Accounts Receivable portfolio. We estimate losses beyond the 24-month forecast period based on historic loss rates experienced over the life of our historic loan portfolio by loan pool type. We revisit our measurement methodology and assumption annually, or more frequently if circumstances warrant.
As of January 31, 2024 and 2023, the balance of allowance for credit losses and uncollectible interest for non-significantly modified customer receivables was $142.2 million and $150.6 million, respectively. As of January 31, 2024 and 2023, the amount included in the allowance for credit losses associated with principal and interest on significantly modified accounts was $37.1 million and $33.6 million, respectively. A 100 basis point increase in our estimated gross charge-off rate would increase our allowance for credit losses on our customer accounts receivable by $6.1 million based on the balance outstanding at January 31, 2024.
Interest income on customer accounts receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2024 and 2023, there were $7.8 million and $8.1 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We recognize interest income on significantly modified accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it equals the present value of expected future cash flows.

We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. At January 31, 2024 and 2023, the carrying value of customer accounts receivable in non-accrual status was $8.9 million and $7.9 million. At January 31, 2024 and 2023, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $81.7 million and $92.2 million, respectively. At January 31, 2024 and 2023, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $8.1 million and $7.1 million, respectively, were included within the customer receivables balance carried in non-accrual status.
Fair value option. In conjunction with the acquisition of Badcock and its customer accounts receivable, we adopted ASC 820, Fair Value Option. The fair value option requires the input of various assumptions about the receivables including cash flow forecasts, interest rates, discount rates and macro environment conditions. The inputs are used to determine the value of the receivables using a discounted cash flow approach. Each reporting period, we adjust the balance of the receivables with an adjustment in earnings which is include in Other Revenue. In addition, we apply the fair value option to the related securitized borrowings which reflect the amount of cash flows remaining on the external debt held by the third party securitized vehicle.
Inventories.  Inventories consist of merchandise purchased for resale and service parts and are recorded at the lower of cost or net realizable value. The carrying value of the inventory is reduced to its net realizable value for any product lines with excess of carrying amount, typically weighted-average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value is estimated based on assumptions regarding inventory aging and historical product sales. A 10% difference in our actual inventory reserve at January 31, 2024, would have affected our cost of goods sold by $1.5 million.
Impairment of Long-Lived Assets.  Long-lived assets are evaluated for impairment, primarily at the asset group level. The asset group is defined as stores and cross-docks within a distribution center’s service area. We monitor asset group performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of an asset group's performance. For property and equipment held and used, we measure an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. For the years ended January 31, 2024, 2023 and 2022 we recorded impairments of $2.3 million, $0 and $0 which is included in Charges and Credits.
Vendor allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2024, 2023 and 2022, we recorded $128.7 million, $129.0 million and $118.1 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
During the year ended January 31, 2024, we concluded that, based on our evaluation of available objective positive and negative evidence, it is not more likely than not that our net U.S. federal and state deferred tax assets are recoverable. As of January 31, 2024, the total valuation allowance relative to U.S. federal and state deferred tax assets was $25.2 million as compared to $6.6 million as of January 31, 2023. The net change during the year ended January 31, 2024 and 2023 in the valuation allowance was $18.6 million and $6.6 million, respectively.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Conn’s, Inc. and subsidiaries (the “Company”) as of January 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 18, 2024, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

Description of the Matter
As of January 31, 2024 the Company’s balance of customer accounts receivable was $992.3 million and the related allowance for credit losses was $179.3 million. As discussed in Note 1 to the consolidated financial statements, the Company recognizes an allowance for expected credit losses over the life of customer accounts receivable. Management measures expected losses on a pool basis where similar risk characteristics exist using historical charge-off experience to estimate an allowance. In addition to historical gross charge-off rates, estimates of post-charge-off recoveries as well as forward-looking macro-economic forecasts are also considered. To the extent that situations and trends arise which are not captured in management’s model, management will layer on additional qualitative adjustments.
Auditing management’s estimate of the allowance for credit losses for customer accounts receivable involves a high degree of complexity in testing the model and modeling assumptions used to derive the segmentation level loss estimates utilized in the allowance calculation. Additionally, in light of the current economic environment, auditing the estimate is complex due to the judgments necessary to evaluate management’s qualitative adjustments, as well as the macro-economic forecast used to estimate current expected credit losses over the life of the customer accounts receivable portfolio.

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

Accounting for Acquisitions

Description of the Matter
The Company completed its acquisition of W.S. Badcock LLC, on December 18, 2023 for total consideration transferred of $69.3 million. As discussed further in Note 1 and Note 17 to the financial statements, the transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The assets acquired included $306.7 million of customer accounts receivable, the fair value of which was determined with the assistance of management's specialist. Fair value was estimated using a discounted cash flow approach and included assumptions regarding default rates, cash flow estimates and discount rates. For valuation purposes, the acquired receivables were aggregated into pools based on predominate risk characteristics.
Auditing management’s estimate of the fair value of acquired receivables was complex due to the judgmental nature and sensitivity of the fair value measurement to assumptions used including, among others, the discount rate and default rate assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the measurement and valuation of the acquired receivables.
To test the estimated fair value of acquired receivables, our audit procedures included, among others, involving valuation specialists to assist us in testing the value derived by management value and evaluating the significant assumptions used in measuring the fair value of the acquired accounts receivable portfolio. For example, we compared the significant assumptions used by management to third party market sources, where available, and compared our independently calculated fair value to management’s estimate. We also tested the completeness and accuracy of the underlying loan data that was used to derive the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Houston, Texas
April 18, 2024

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$18,703	$19,534
Restricted cash (includes VIE balances of $49,940 and $38,727, respectively)	52,050	40,837
Customer accounts receivable, net of allowance (includes VIE balances of $351,825 and $251,689, respectively)	419,005	421,683
Customer accounts receivable under fair value option	266,786	—
Other accounts receivable	50,559	56,887
Inventories	333,962	240,783
Income taxes receivable	44,352	38,436
Prepaid expenses and other current assets	18,679	12,937
Total current assets	1,204,096	831,097
Long-term portion of customer accounts receivable, net of allowances (includes VIE balances of $276,700 and $181,575, respectively)	364,996	389,054
Customer accounts receivable under fair value option, non-current	37,365	—
Property and equipment, net	250,468	218,956
Operating lease right-of-use assets	556,416	262,104
Other assets	30,701	15,004
Total assets	$2,444,042	$1,716,215
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Short-term debt and finance lease obligations	$1,923	$937
Accounts payable	98,567	71,685
Accrued compensation and related expenses	19,309	13,285
Accrued expenses	97,775	69,334
Operating lease liability	82,153	53,208
Secured borrowing	147,815	—
Income taxes payable	2,693	2,869
Deferred revenues and other credits	16,288	11,043
Total current liabilities	466,523	222,361
Operating lease liability - non current	598,712	331,109
Long-term debt and finance lease obligations (includes VIE balances of $571,166 and $410,790 respectively)	820,787	636,079
Secured borrowings, non current	20,841	—
Deferred tax liability	5,603	2,041
Other long-term liabilities	34,078	22,215
Total liabilities	1,946,544	1,213,805
Commitments and contingencies (Note 13)
Mezzanine equity:
Redeemable preferred shares, $0.01 par value, 1,000 shares issued, authorized, and outstanding at January 31, 2024 and 1,000 shares authorized at January 31, 2023	62,246	—
Stockholders’ equity:
Common stock ($0.01 par value, 100,000 shares authorized; 33,992 and 33,379 shares issued, respectively)	340	334
Treasury stock (at cost; 9,405 shares and 9,405 shares, respectively)	(193,370)	(193,370)
Additional paid-in capital	164,966	155,523
Retained earnings	463,316	539,923
Total stockholders’ equity	435,252	502,410
Total liabilities, mezzanine equity, and stockholders’ equity	$2,444,042	$1,716,215
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended January 31,
	2024	2023	2022
Revenues:
Product sales	$896,830	$986,600	$1,205,545
Repair service agreement commissions	72,738	80,446	89,101
Service revenues	8,763	9,544	10,743
Total net sales	978,331	1,076,590	1,305,389
Finance charges and other revenues	259,352	265,937	284,642
Total revenues	1,237,683	1,342,527	1,590,031
Costs and expenses:
Cost of goods sold	629,688	710,234	825,987
Selling, general and administrative expense	561,628	526,212	544,490
Provision for bad debts	154,080	121,193	48,184
Charges and credits	17,565	14,360	2,677
Total costs and expenses	1,362,961	1,371,999	1,421,338
Operating (loss) income	(125,278)	(29,472)	168,693
Interest expense	81,707	36,891	25,758
Loss on extinguishment of debt	14,221	—	1,218
Bargain purchase gain, net of deferred taxes	(104,857)	—	—
(Loss) income before income taxes	(116,349)	(66,363)	141,717
(Benefit) provision for income taxes	(39,456)	(7,071)	33,512
Net (loss) income	$(76,893)	$(59,292)	$108,205
Earnings (loss) per share:
Basic	$(3.17)	$(2.46)	$3.70
Diluted	$(3.17)	$(2.46)	$3.61
Weighted average common shares outstanding:
Basic	24,250	24,117	29,268
Diluted	24,250	24,117	30,001
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance January 31, 2021	32,712	$327	$132,108	$491,010	(3,485)	$(66,290)	$557,155
Exercise of options and vesting of restricted stock, net of withholding tax	252	2	(1,412)	—	—	—	(1,410)
Issuance of common stock under Employee Stock Purchase Plan	51	1	808	—	—	—	809
Stock-based compensation	—	—	8,915	—	—	—	8,915
Common stock repurchase					(2,604)	(58,855)	(58,855)
Net income	—	—	—	108,205	—	—	108,205
Balance January 31, 2022	33,015	$330	$140,419	$599,215	(6,089)	$(125,145)	$614,819
Exercise of options and vesting of restricted stock, net of withholding tax	258	3	(2,381)	—	—	—	(2,378)
Issuance of common stock under Employee Stock Purchase Plan	106	1	777	—	—	—	778
Stock-based compensation	—	—	16,708	—	—	—	16,708
Common stock repurchase	—	—	—	—	(3,316)	(68,225)	(68,225)
Net loss	—	—	—	(59,292)	—	—	(59,292)
Balance January 31, 2023	33,379	$334	$155,523	$539,923	(9,405)	$(193,370)	$502,410
Adoption of ASU 2022-02	—	—	—	286	—	—	286
Exercise of options and vesting of restricted stock, net of withholding tax	455	3	(1,373)	—	—	—	(1,370)
Issuance of common stock under Employee Stock Purchase Plan	158	3	559	—	—	—	562
Stock-based compensation	—	—	10,257	—	—	—	10,257
Net loss	—	—	—	(76,893)	—	—	(76,893)
Balance January 31, 2024	33,992	$340	$164,966	$463,316	(9,405)	$(193,370)	$435,252
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(76,893)	$(59,292)	$108,205
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	50,416	46,276	45,450
Impairment of long-lived assets	3,500	—	—
Amortization of right-of-use asset	39,517	39,860	35,186
Amortization of debt issuance costs	21,790	8,980	5,485
Provision for bad debts and uncollectible interest	191,122	168,842	84,286
Change in fair value of accounts receivable	4,773	—	—
Amortization of securitized financing costs	784	—	—
Stock-based compensation expense	10,258	10,972	8,915
Charges, net of credits	3,952	14,360	2,677
Deferred income taxes	(27,596)	(5,309)	16,799
Loss on early termination of debt	14,221	—	1,218
Gain from bargain purchase	(104,857)	—	—
Loss from disposal of property and equipment	—	859	258
Tenant improvement allowances received from landlords	23,698	11,560	14,143
Change in operating assets and liabilities:
Customer accounts receivable	(165,587)	(90,465)	(62,543)
Other accounts receivables	5,724	5,273	(1,818)
Inventories	36,569	6,043	(50,363)
Other assets	9,006	(4,317)	1,081
Accounts payable	(16,789)	(3,020)	5,338
Accrued expenses	15,130	(35,905)	19,325
Operating leases	(64,741)	(56,430)	(53,435)
Income taxes	(11,254)	6,788	(4,687)
Deferred revenues and other credits	(1,289)	(4,627)	882
Other liabilities	(12,688)	—	—
Net cash (used in) provided by operating activities	(51,234)	60,448	176,402
Cash flows from investing activities:
Purchases of property and equipment	(51,054)	(72,966)	(44,859)
Acquisitions, net of cash	3,714	—	—
Net cash used in investing activities	(47,340)	(72,966)	(44,859)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	533,040	451,853	440,710
Payments on asset-backed notes	(393,476)	(409,973)	(483,904)
Borrowings under revolving credit facility	819,659	1,070,795	1,530,376
Payments on revolving credit facility	(672,931)	(998,795)	(1,433,376)
Payment of securitized financings	(33,541)	—	—
Payment for share repurchases	—	(71,696)	(55,384)
Payment of debt issuance costs and amendment fees	(35,096)	(6,413)	(7,658)
Proceeds from stock issued under employee stock purchase plan	561	777	809
Tax payments associated with equity-based compensation transactions	(1,238)	(2,378)	(1,410)
Payment for extinguishment of debt	(108,175)	—	(141,279)
Other	153	(918)	(1,050)
Net cash provided by (used in) financing activities	108,956	33,252	(152,166)
Net change in cash, cash equivalents and restricted cash	10,382	20,734	(20,623)
Cash, cash equivalents and restricted cash, beginning of period	60,371	39,637	60,260
Cash, cash equivalents and restricted cash, end of period	$70,753	$60,371	$39,637
(continued on next page)

	Year Ended January 31,
	2024	2023	2022
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$111,487	$65,397	$34,847
Right-of-use assets obtained in exchange for new financing lease liabilities	—	1	1,160
Property and equipment purchases not yet paid	14,425	17,258	9,059
Fair value of net assets acquired in business combination	174,124	—	—
Preferred stock issued in exchange for Badcock capital stock	62,246	—	—
Supplemental cash flow data:
Cash interest paid	60,019	26,001	18,252
Cash income taxes paid (refunded), net	1,453	(8,508)	21,525
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
On December 18, 2023, the Company acquired 100% of the outstanding stock units of W.S. Badcock, LLC in exchange for 1,000,000 shares of preferred stock which is convertible into an aggregate of 24,540,295 non-voting common shares, subject to stockholder approval. The non-voting common shares represent 49.99% of the issued and outstanding shares of common stock immediately available after conversion.
We operate two reportable segments: retail and credit. Our retail stores bear the “Conn’s HomePlus” or "Badcock and more" name with all of our stores providing the same products and services to a common customer group. Our stores follow the same procedures and methods in managing their operations. Our retail business and credit business are operated independently from each other. The credit segment is dedicated to providing short- and medium-term financing to our retail customers. The retail segment is not involved in credit approval decisions or collection efforts. Our management evaluates performance and allocates resources based on the operating results of the retail and credit segments.
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
Refer to Note 7, Debt and Financing Lease Obligations, and Note 14, Variable Interest Entities, for additional information.
Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ, even significantly, from these estimates. Management evaluates its estimates and related assumptions regularly, including those related to the allowance for credit losses and allowances for no-interest option credit programs, which are particularly sensitive given the size of our customer portfolio balance.
Cash and Cash Equivalents. As of January 31, 2024 and 2023, cash and cash equivalents included cash and credit card deposits in transit. Credit card deposits in transit included in cash and cash equivalents were $2.5 million and $5.2 million as of January 31, 2024 and 2023, respectively.
Restricted Cash. The restricted cash balance as of January 31, 2024 and 2023 includes $41.2 million and $33.6 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $8.8 million and $5.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
Customer Accounts Receivable.  Customer accounts receivable reported in the Consolidated Balance Sheet includes total receivables managed. The Company has two types of lending products including installment loans from the legacy Conn’s

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business and in conjunction with the acquisition of Badcock revolving credit accounts.
Installment Loans. Customer accounts receivable are recognized at the time the customer takes possession of the product. Customer accounts receivable include installment loans that are both transferred to a VIE and those not transferred to a VIE. The expected lifetime losses on installment loans are recognized upon origination through an allowance for credit losses account that is deducted from the customer account receivable balance and presented net thereof. Customer accounts receivable include the net of unamortized deferred fees charged to customers and origination costs. Customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Installment loans that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts along with interest accrued subsequent to the last payment.
In an effort to mitigate losses on our installment loans, we may make loan modifications to a borrower experiencing financial difficulty. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to exercise legal remedies available to us. We may extend or “re-age” a portion of our customer accounts, which involves modifying the payment terms to defer a portion of the cash payments due. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. To a much lesser extent, we may provide the customer the ability to refinance their account, which typically does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extend the term. We consider accounts that have been re-aged in excess of three months, refinanced or with significant concessions as "restructured accounts".
Interest Income on Customer Accounts Receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. We reserve for interest that is more than 60 days past due. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2024 and 2023, there were $7.8 million and $8.1 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We recognize interest income on significantly modified accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it equals the present value of expected future cash flows.
We place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the balance of the loan. At January 31, 2024 and 2023, the carrying value of customer accounts receivable in non-accrual status was $8.9 million and $7.9 million, respectively. At January 31, 2024 and 2023, the carrying value of customer accounts receivable that were past due 90 days or more and still accruing interest totaled $81.7 million and $92.2 million, respectively. At January 31, 2024 and January 31, 2023, the carrying value of customer accounts receivable in a bankruptcy status that were less than 60 days past due of $8.1 million and $7.1 million, respectively, were included within the customer receivables balance carried in non-accrual status.
Allowance for Credit Losses. The allowance for credit losses is measured on a collective (pool) basis where similar risk characteristics exist and is only applied to our installment loan portfolio. Upon adoption of ASC 326, the Company elected to maintain the pools of customer accounts receivable that were previously accounted for under ASC 310 (Non-Modified, Modified and Significantly Modified which were previously referred to as Non-TDR Non-Re-aged, Non-TDR Re-aged, and TDR, respectively). These pools are further segmented based on shared risk attributes, which include the borrower’s Vantage score, product class, length of customer relationship and delinquency status. The allowance for credit losses is determined for each pool and reduces the pool’s carrying amount to establish a new amortized cost basis. Changes to the allowance for credit losses after adoption are recorded through provision expense.
We have elected to use a risk-based, pool-level segmentation framework to calculate the expected loss rate. This framework is based on our historical gross charge-off history. In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries, including cash payments from customers, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance and repair service agreement (“RSA”) policies are also considered. We also consider forward-

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

looking economic forecasts based on a statistical analysis of economic factors (specifically, forecast of unemployment rates over the reasonable and supportable forecasting period). To the extent that situations and trends exist and are not captured in our model, management will layer on additional qualitative adjustments. Qualitative factors can include both external and internal information and consider management’s view on available facts and circumstances at each reporting period. More specifically, external factors that may have an impact on the application of qualitative factors would include new laws or regulations relating to collections or originations, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the application of qualitative factors would include necessary revisions to modeling estimates and operational activities.
The Company uses a 24-month reasonable and supportable forecast period for the installment loan portfolio. We estimate losses beyond the 24-month forecast period based on historic loss rates experienced over the life of our historic loan portfolio by loan pool type. We revisit our measurement methodology and assumption annually, or more frequently if circumstances warrant.
Revolving Accounts. As of December 18, 2023, the Company elected the fair value option to account for all revolving accounts acquired through the Badcock acquisition as well as future originations of revolving accounts. Instead of recording an allowance to estimate expected lifetime losses, we apply fair value methods to estimate the current value of the revolving accounts. This election is non-revocable and will remain in place until the accounts pay or charge off or another event occurs requiring consideration of the fair value option. Typically, we use a discounted cash flow approach which relies on assumptions regarding default rates, cash flow estimates of both duration and volume, and the discount rate among other factors. Of the $304.2 million of Badcock accounts on the balance sheet at January 31, 2024, $173.6 million were included in non-consolidated securitization vehicles. These accounts failed the requirements for sale accounting per ASC 860, “Transfers of Financial Assets and Liabilities”, and therefore the related debt is accounted for as secured borrowings in the liability section reflective of the underlying debt of the securitization vehicle. The fair value adjustment for both the revolving accounts and related secured borrowings are included in the income statement under the caption, “Finance charges and other revenues” as a component of revenue.
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
Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on an accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2024, 2023 and 2022, we recorded $128.7 million, $129.0 million and $118.1 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Internal-Use Software Costs. Costs related to software developed or obtained for internal use and cloud-based computing arrangements are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. Costs incurred during the post implementation stage are expensed as incurred. Once placed into service, capitalized costs are amortized over periods of up to 10 years. For the year ended January 31, 2024, no software costs were written-off. For the year ended January 31, 2023, we incurred a $7.3 million loss from the write-off of previously capitalized costs related to a change in the e-commerce platform. No software costs were written-off in the years ended January 31, 2022. Refer to Note 5, Charges and Credits, for additional information.
Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the asset group level. The asset group is defined as stores and cross-docks within a distribution center’s service area. We monitor asset group performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of an asset group's performance. For property and equipment held and used, we measure an impairment loss if the

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. For the years ended January 31, 2024, we recorded an impairment loss of $2.3 million which is included in "Charges and Credits". For the years ended January 31, 2023 and 2022, there were no impairments.
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
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt.  All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 7, Debt and Financing Lease Obligations, are included in other assets on our Consolidated Balance Sheet and were $8.6 million and $5.4 million as of January 31, 2024 and 2023, respectively.
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
Deferred Revenue.  Deferred revenue related to contracts with customers consists of deferred customer deposits and deferred RSA administration fees. During the twelve months ended January 31, 2024, we recognized $3.8 million of revenue for customer deposits deferred as of the beginning of the period compared to $6.9 million recognized during the twelve months ended January 31, 2023. During the twelve months ended January 31, 2024, we recognized $2.8 million of revenue for RSA

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

administrative fees deferred as of the beginning of the period compared to $3.1 million recognized during the twelve months ended January 31, 2023.
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
Advertising Costs. Advertising costs are expensed as incurred. For fiscal years 2024, 2023 and 2022, advertising expense was $94.3 million, $86.7 million and $90.4 million, respectively.
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
During the years ended January 31, 2024 and 2023, we concluded that, based on our evaluation of available objective positive and negative evidence, it is not more likely than not that our net U.S. federal and state deferred tax assets are recoverable. As of January 31, 2024, the total valuation allowance relative to U.S. federal and state deferred tax assets was $25.2 million as compared to $6.6 million as of January 31, 2023. The net change during the year ended January 31, 2024 and 2023 in the valuation allowance was $18.6 million and $6.6 million, respectively.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short nature of these instruments. The fair value of the installment loans included in customer accounts receivable, approximates their carrying value, net of the allowance for credit losses. The fair value of revolving accounts included in customer accounts receivable are recorded at fair value which was determined using Level 3 inputs to develop a discounted cash flow forecast as further described in Note 3. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At January 31, 2024, the fair value of the asset-backed notes was $536.3 million, compared to the carrying value of $571.2 million, which was determined using Level 2 inputs based on inactive trading activity.
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
Recent Accounting Pronouncements Yet To Be Adopted.
Segment Reporting - Improvements to Reportable Segment Disclosures ASU 2023-07. In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 ("ASU 2023-07"), Segment Reporting: Improvements to Reportable Segment Disclosures, that improves disclosures about a public entity's reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment's expenses. We expect to adopt ASU 2023-07 during the fourth quarter of fiscal year 2025. The adoption of ASU 2023-07 will require additional disclosures related to our segment reporting but will likely not have a material impact on our financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes - Improvements to Income Tax Disclosures ASU 2023-09. In December 2023, the FASB issued an Accounting Standards Update ("ASU") 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The ASU is intended to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. We expect to adopt ASU 2023-09 during fiscal year 2026. The adoption of ASU 2023-09 will require additional disclosures related to our income tax reporting but will likely not have a material impact on our financial statements.
2.     Customer Accounts Receivable
Customer accounts receivable consisted of the following:

(in thousands)	January 31, 2024	January 31, 2023
Customer accounts receivable (1)(2)	$992,346	$1,025,364
Deferred fees and origination costs, net	(11,283)	(11,699)
Allowance for no-interest option credit programs	(18,224)	(18,753)
Allowance for uncollectible interest and fees	(18,488)	(20,007)
Carrying value of customer accounts receivable	944,351	974,905
Allowance for credit losses (3)	(160,825)	(164,168)
Other net customer receivables	475	—
Carrying value of customer accounts receivable, net of allowance	784,001	810,737
Short-term portion of customer accounts receivable, net	(419,005)	(421,683)
Long-term customer accounts receivable, net	$364,996	$389,054
(1)As of January 31, 2024 and 2023, the customer accounts receivable balance included $27.1 million and $27.5 million, respectively, in interest and fees receivable. Net of the allowance for uncollectible interest and fees, the outstanding receivable as of January 31, 2024 and 2023 was $8.6 million and $7.5 million, respectively.
(2)As of January 31, 2024 and 2023, the carrying value of customer accounts receivable past due one day or greater was $304.9 million and $290.4 million, respectively. Further, the carrying amount of customer accounts receivable which received a re-age at least once during the lifetime of the loan was $177.5 million and $160.9 million as of January 31, 2024 and January 31, 2023, respectively.
(3)As of January 31, 2024 and 2023, the allowance for credit losses is presented net of recovery receivables of $48.1 million and $47.4 million, respectively.
The allowance for credit losses included in the current and long-term portion of customer accounts receivable, net as shown in the Condensed Consolidated Balance Sheet were as follows:

(in thousands)	January 31, 2024	January 31, 2023
Customer accounts receivable - current	$509,975	$517,611
Allowance for credit losses for customer accounts receivable - current	(90,970)	(95,928)
Customer accounts receivable, net of allowances	419,005	421,683
Customer accounts receivable - non current	453,339	477,301
Allowance for credit losses for customer accounts receivable - non current	(88,343)	(88,247)
Long-term portion of customer accounts receivable, net of allowances	364,996	389,054
Total customer accounts receivable, net	$784,001	$810,737

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the activity in our allowance for credit losses and uncollectible interest for customer accounts receivable:

	January 31, 2024
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$150,579	$33,596	$184,175
ASU 2022-02 adoption	—	(372)	(372)
Adjusted allowance at beginning of period	150,579	33,224	183,803
Provision for credit loss expense (1)	148,522	42,302	190,824
Principal charge-offs (2)	(148,884)	(36,496)	(185,380)
Interest charge-offs	(36,156)	(8,863)	(45,019)
Recoveries (2)	28,178	6,907	35,085
Allowance at end of period	$142,239	$37,074	$179,313
Average total installment loan portfolio	$905,610	$85,539	$991,149

	January 31, 2023
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$165,044	$43,976	$209,020
Provision for credit loss expense(1)	132,150	35,797	167,947
Principal charge-offs (2)	(142,442)	(44,863)	(187,305)
Interest charge-offs	(33,959)	(10,695)	(44,654)
Recoveries (2)	29,786	9,381	39,167
Allowance at end of period	$150,579	$33,596	$184,175
Average total installment loan portfolio	$968,085	$87,515	$1,055,600

	January 31, 2022
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$219,739	$78,298	$298,037
Provision for credit loss expense(1)	52,872	30,936	83,808
Principal charge-offs (2)	(105,889)	(64,239)	(170,128)
Interest charge-offs	(28,972)	(17,576)	(46,548)
Recoveries (2)	27,294	16,557	43,851
Allowance at end of period	$165,044	$43,976	$209,020
Average total installment loan portfolio	$995,373	$140,618	$1,135,991
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
We manage our Customer Accounts Receivable portfolio using delinquency as a key credit quality indicator. The following table presents the delinquency distribution of the carrying value of customer accounts receivable by calendar year of origination as of January 31, 2024:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)
Delinquency Bucket	2024	2023	2022	2021	Prior	Total	% of Total
Current	$38,592	$404,424	$148,846	$44,528	$3,076	$639,466	67.7%
1-30	—	73,894	46,019	19,466	2,931	142,310	15.1%
31-60	—	23,401	15,426	7,132	1,341	47,300	5.0%
61-90	—	15,846	11,045	5,251	1,000	33,142	3.5%
91+	—	34,855	29,100	14,518	3,660	82,133	8.7%
Total	$38,592	$552,420	$250,436	$90,895	$12,008	$944,351	100.0%
Gross Charge-offs for the year ended January 31, 2024	$ —	$18,198	$82,335	$61,629	$23,217	$185,379
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
The following tables show the amortized cost basis of loans modified during the twelve months ended January 31, 2024 (since the adoption of ASU 2022-02) to borrowers experiencing financial difficulty disaggregated by modification type:

(dollars in thousands)	Year ended January 31, 2024
Modification Type	Carrying Value	% of Carrying Value of Customer Accounts Receivable
Significantly re-aged	$59,218	6.0%
Balance forgiveness	182	—%
Combination - significantly re-aged & balance forgiveness	610	0.1%
Refinance	462	—%
Total modifications	$60,472	6.1%
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty. The following table depicts the delinquency distribution of loans that were modified on or after February 1, 2023, the date we adopted ASU 2022-02:

(in thousands)	As of January 31, 2024
	Current	1 - 30	31 - 60	61 - 90	91+	Total
Significantly re-aged	$19,532	$13,451	$7,866	$5,740	$12,629	$59,218
Balance forgiveness	48	20	22	12	80	182
Combination - significantly re-aged & balance forgiveness	205	152	58	56	139	610
Refinance	220	82	43	37	80	462
Total	$20,005	$13,705	$7,989	$5,845	$12,928	$60,472

During the twelve months ended January 31, 2024, the Company charged off $10.0 million of balances on loans that were significantly re-aged or received balance forgiveness.
The following tables describe the financial effect of the modifications made to customers experiencing financial difficulty:

Twelve Months Ended January 31, 2024
Significantly re-aged
Payment delay duration (in months)	4 to 12
Balance forgiveness
Balance forgiven (in thousands)	$18
Combination - significantly re-aged & balance forgiveness
Payment delay duration (in months)	4 to 12
Balance forgiven (in thousands)	$66
Refinance
Weighted-average interest rate reduction	6.95%
Term extension duration (in months)	28
Balance forgiven (in thousands)	$40
Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, loans were classified as TDRs based on modifications made over the lifetime of the loan. The amortized cost basis of loans categorized as TDRs as of January 31, 2023 was $76.8 million. Conversely, ASU 2022-02 only requires disclosures of loans modified during the most recent 12 months and the subsequent performance of such loans, which the Company is applying on a prospective basis.
Further, the Company previously utilized the discounted cash flow method when measuring the expected credit losses of certain restructured accounts as prescribed under ASC 310: Receivables. Through the adoption of ASU 2022-02, this recognition and measurement guidance was eliminated, and the measurement is now performed in accordance with ASC 326: Financial Instruments - Credit Losses. Upon adoption of ASU 2022-02, the allowance for credit losses was reduced by $0.4 million due to the change in guidance.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Customer Accounts Receivable under Fair Value Option
Upon the acquisition of Badcock, the Company acquired customer accounts receivable which are unsecured revolving accounts. Concurrently with the acquisition, the Company adopted ASC 820, "Fair Value Measurements" ("ASC 820") to account for the acquired accounts receivable. The Company elected this option for these customer accounts receivable due to the short-term nature of the accounts as we plan to cease originating revolving accounts and instead begin originating our installment loan product as described in Note 2. Under the fair value option, the Company performs a valuation each reporting period to determine the fair value of the receivables and liability. In order to perform the valuation, the Company stratifies the portfolio into four buckets based on credit score at origination. The accounts are then grouped into pools with varying assumptions. The key assumptions used to develop the valuation include discount rate, prepayment rate, and default rate. Changes in the assumptions could impact the future valuation of the assets.
As of January 31, 2024 and December 18, 2023, the range of values and the weighted average of these key inputs were as follows:

	January 31, 2024		December 18, 2023
	Range	Weighted Average	Range	Weighted Average
Discount rate	34.0 - 40.0%	35.59%	34.0 - 40.0%	35.73%
Default rate	1.04 - 100.0%	17.42%	1.04 - 100.0%	16.41%
Prepayment rate	0.0% - 8.0%	5.12%	0.0 - 8.0%	4.93%
The Company recognizes interest income on the customer receivables and the change in fair value in the line item in the Statement of Operations under the caption "Finance Charges and Other Revenue". For the year ended January 31, 2024, the change in fair value related to the customer accounts receivable was a decrease of $4.8 million. The Company recognizes charge-offs, net of recoveries in the line item, Provision for Bad Debts which for the year ended January 31, 2024 was $5.8 million.
In order to monetize its customer accounts receivable portfolio, Badcock transferred the majority of its customer receivables to securitization vehicles. The securitizations did not qualify as a sale under ASC 860, "Transfers and Servicing", even though the underlying receivables are deemed to be legally sold. In connection with the securitization of the receivables, Badcock has entered into a receivables servicing agreement with securitization vehicles pursuant to which Badcock will provide certain customary servicing and account management services.
The components of customer accounts receivable under fair value option at January 31, 2024 and 2023 were as follows:

	January 31,
(in thousands)	2024	2023
Current customer accounts receivable under fair value option	$357,776	$—
Fair value adjustment	(90,954)	—
Current customer accounts receivable under fair value option, net	266,822	—
Non-current customer accounts receivable under fair value option	50,322	—
Fair value adjustment	(12,958)	—
Non-current customer accounts receivable under fair value option, net	37,364	—
Total customer accounts receivable under fair value option, net (1)	$304,186	$—
(1) As of January 31, 2024, the balance of customer accounts receivable under fair value option that are not securitized was $124.6 million
When customer receivables under fair value option are delinquent for approximately one year, the estimated uncollectible amount from the customer is written off and the corresponding accounts receivable is reduced. For the period December 18, 2023 through January 31, 2024, the Company charged-off $5.8 million in receivables. Since the Company accounts for these assets at fair value, there is no allowance for credit losses.
The changes in the balance of customer accounts receivable under the fair value option for the year ended January 31, 2024 at par and fair value were as follows:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 2024
(in thousands)	Par Value	Fair Value
Balance at December 18, 2023	$405,875	$306,737
Originations	35,207	35,207
Finance charges	12,165	12,165
Cash collections	(39,387)	(39,611)
Charge-offs	(5,762)	(5,539)
Fair value adjustment	—	(4,773)
Balance at end of year	$408,098	$304,186
The components of finance charges and other revenue generated from customer accounts receivable under the fair value option for the years ended January 31, 2024 and 2023 were as follows:

	January 31,
(in thousands)	2024	2023
Interest income	$12,165	$—
Fair value adjustment	(4,773)	—
Total finance revenue from customer accounts receivable under the fair value option	$7,392	$—

4.     Property and Equipment
Property and equipment consist of the following:

	Estimated	January 31,
(dollars in thousands)	Useful Lives	2024	2023
Land	Indefinite	$1,057	$1,644
Buildings	30 years	4,482	4,176
Leasehold improvements	5 to 15 years	404,680	365,312
Equipment and fixtures	3 to 5 years	199,728	122,456
Finance leases	3 to 20 years	9,481	9,481
Construction in progress	—	10,622	46,390
		630,050	549,459
Less accumulated depreciation		(379,582)	(330,503)
Property and equipment, net		$250,468	$218,956
Depreciation expense was approximately $50.4 million, $46.3 million and $45.5 million for the years ended January 31, 2024, 2023 and 2022, respectively. Construction in progress is comprised primarily of the construction of leasehold improvements related to unopened retail stores and internal-use software under development. Finance lease assets primarily include retail locations.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Charges and Credits
Charges and credits consisted of the following:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Store lease termination and closure costs	$2,340	$(896)	$—
Professional Fees	18,372	—	—
Employee severance	—	8,006	—
Gain from asset sale	(3,147)	—	—
Excess import freight costs	—	—	2,677
Loss on asset disposal	—	7,250	—
	$17,565	$14,360	$2,677
During the year ended January 31, 2024, we recognized $18.4 million in professional fees related to corporate transactions primarily related to the acquisition of Badcock and debt modifications. In addition, we recognized a $3.1 million gain related to the sale of a single store location net of asset disposal costs and $2.3 million in store closure costs related to the impairment of assets associated with the decision to end the store-within-a-store test with Belk, Inc. During the year ended January 31, 2023, we recognized $8.0 million in severance costs related to a change in the executive management team. In addition, we recognized a $0.9 million gain related to the termination of a lease for a single store location net of store closure costs. Furthermore, we recognized $7.3 million in write-offs of previously capitalized costs related to a change in the eCommerce platform. During the year ended January 31, 2022, we recognized $2.7 million of non-recurring domestic transportation costs incurred due to unprecedented congestion in U.S. ports.
6.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Interest income and fees	$229,170	$244,137	$259,422
Insurance income	23,614	20,681	24,270
Other revenues	6,568	1,119	950
Total finance charges and other revenues	$259,352	$265,937	$284,642
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
For the years ended January 31, 2024, 2023 and 2022, interest income and fees reflected provisions for uncollectible interest of $45.0 million, $43.8 million and $36.1 million, respectively. The amount included in interest income and fees related to restructured accounts for the years ended January 31, 2024, 2023 and 2022 is $15.7 million, $15.3 million and $24.9 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Debt and Financing Lease Obligations
Debt and financing lease obligations outstanding consist of the following:

	January 31,
(in thousands)	2024	2023
Revolving Credit Facility	$160,978	$221,000
Term Loan	108,000	—
Secured Borrowings	168,587	—
2021-A VIE Asset-backed Class B Notes	—	54,597
2021-A VIE Asset-backed Class C Notes	16,815	63,890
2022-A VIE Asset-backed Class A Notes	—	117,935
2022-A VIE Asset-backed Class B Notes	51,238	132,090
2022-A VIE Asset-backed Class C Notes	63,090	63,090
2023-A VIE Asset-backed Class A Notes	67,673	—
2023-A VIE Asset-backed Class B Notes	82,430	—
2023-A VIE Asset-backed Class C Notes	30,550	—
2024-A VIE Asset-backed Class A Notes	133,490	—
2024-A VIE Asset-backed Class B Notes	98,120	—
2024-A VIE Asset-backed Class C Notes	27,760	—
Financing lease obligations	5,315	5,226
Total debt and financing lease obligations	1,014,046	657,828
Less:
Deferred debt issuance costs and discount on debt	(23,623)	(20,812)
Current Secured Borrowing	(147,815)	—
Current finance lease obligations	(980)	(937)
Secured borrowings, non current	(20,841)	—
Long-term debt and financing lease obligations	$820,787	$636,079
Future maturities of debt, excluding financing lease obligations, as of January 31, 2024 are as follows:

(in thousands)
Year Ended January 31,
2025	$—
2026	—
2027	292,121
2028	288,653
2029	259,370
Total	$840,144
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The asset-backed notes outstanding as of January 31, 2024 consisted of the following:

(dollars in thousands)
Asset-Backed Notes	Original Principal Amount	Original Net Proceeds (1)	Current Principal Amount	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate (2)
2021-A Class C Notes	$63,890	$63,450	$16,815	11/23/2021	5/15/2026	4.59%	5.14%
2022-A Class B Notes	132,090	129,050	51,238	7/21/2022	12/15/2026	9.52%	10.67%
2022-A Class C Notes	63,090	43,737	63,090	11/30/2022	12/15/2026	0.00%	19.20%
2023-A Class A Notes	160,690	159,603	67,673	8/17/2023	01/17/2028	8.01%	15.87%
2023-A Class B Notes	82,430	79,958	82,430	8/17/2023	01/17/2028	10.00%	12.57%
2023-A Class C Notes	30,550	26,665	30,550	8/17/2023	01/17/2028	11.00%	12.78%
2024-A Class A Notes	133,490	132,587	133,490	1/26/2024	1/16/2029	7.05%	13.86%
2024-A Class B Notes	98,120	96,279	98,120	1/26/2024	1/16/2029	9.80%	8.28%
2024-A Class C Notes	27,760	23,689	27,760	1/26/2024	1/16/2029	10.34%	7.73%
Total	$792,110	$755,018	$571,166
(1)After giving effect to debt issuance costs and discount on debt.
(2)For the year ended January 31, 2024, and inclusive of the impact of changes in timing of actual and expected cash flows.
On August 7, 2023, Conn’s, Inc., Conn’s Receivables Funding 2023-A, LLC, a newly formed special purpose entity that is indirectly owned by the Company (the “2023-A Issuer”), Conn Appliances Receivables Funding, LLC, an indirect wholly owned subsidiary of the Company (the “Depositor”), and Conn Appliances, Inc., a direct and wholly owned subsidiary of the Company (“Conn Appliances”), entered into a Note Purchase Agreement (the “2023-A Note Purchase Agreement”) with J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., MUFG Securities Americas Inc., Citizens JMP Securities, LLC and Regions Securities LLC (collectively, the “2023-A Initial Purchasers”), for the sale of the Issuer’s 8.01% $160.7 million Asset Backed Fixed Rate Notes, Class A, Series 2023-A (the “Class A Notes”), 10.00% $82.4 million Asset Backed Fixed Rate Notes, Class B, Series 2023-A (the “Class B Notes”) and 11.00% $30.6 million Asset Backed Fixed Rate Notes, Class C, Series 2023-A (the “Class C Notes” and, together with the Class A Notes and the Class B Notes, the “2023-A Purchased Notes”). The 2023-A Issuer also issued the Asset Backed Notes, Class R, Series 2023-A (the “Class R Notes” and, collectively with the Purchased Notes, the “Series 2023-A Notes”). The Class R Notes do not have a principal amount or interest rate and were transferred to the Depositor on August 17, 2023 to satisfy the risk retention obligations of Conn Appliances. The Series 2023-A Notes were issued on August 17, 2023 (the “Closing Date”). The Series 2023-A Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any jurisdiction. The 2023-A Purchased Series Notes were sold initially to the 2023-A Initial Purchasers and then reoffered and resold only (i) to “Qualified Institutional Buyers” as defined in Rule 144A under the Securities Act (“Rule 144A”) in transactions meeting the requirements of Rule 144A or (2) solely with respect to the Class A Notes, outside the United States to non-U.S. Persons in transactions in compliance with Regulation S under the Securities Act.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 26, 2024, Conn’s, Inc., Conn’s Receivables Funding 2024-A, LLC, a newly formed special purpose entity that is indirectly owned by the Company (the “2024-A Issuer”), the Depositor, and Conn Appliances, entered into a Note Purchase Agreement (the “2024-A Note Purchase Agreement”) with MUFG Securities Americas Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Regions Securities LLC (collectively, the “2024-A Initial Purchasers”), for the sale of the 2024-A Issuer’s 7.05% $133.5 million Asset Backed Fixed Rate Notes, Class A, Series 2024-A (the “Class A Notes”), 9.80% $98.1 million Asset Backed Fixed Rate Notes, Class B, Series 2024-A (the “Class B Notes”) and 10.34% $27.8 million Asset Backed Fixed Rate Notes, Class C, Series 2024-A (the “Class C Notes” and, together with the Class A Notes and the Class B Notes, the “2024-A Purchased Notes”). The 2024-A Issuer will also issue the Asset Backed Notes, Class R, Series 2024-A (the “Class R Notes” and, collectively with the Purchased Notes, the “Series 2024-A Notes”). The Class R Notes will be retained by the Depositor on the Closing Date. The Class R Notes will not have a principal amount or interest rate and will be transferred to the Depositor on the Closing Date to satisfy the risk retention obligations of Conn Appliances. The Series 2024-A Notes were issued on January 26, 2024 (the “Closing Date”). The Series 2024-A Notes have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any jurisdiction. The Purchased Series 2024-A Notes are being sold initially to the 2024-A Initial Purchasers and then reoffered and resold only (i) to “Qualified Institutional Buyers” as defined in Rule 144A under the Securities Act (“Rule 144A”) in transactions meeting the requirements of Rule 144A or (2) solely with respect to the Class A Notes, outside the United States to non-U.S. Persons in transactions in compliance with Regulation S under the Securities Act.
Revolving Credit Facility. On March 29, 2021, Conn’s, Inc. and certain of its subsidiaries (the “Borrowers”) entered into the Fifth Amended and Restated Loan and Security Agreement (the “Fifth Amended and Restated Loan Agreement”), with certain lenders, which provides for a $555.0 million asset-based revolving credit facility (as amended, the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base and a maturity date of December 31, 2026.
The Fifth Amended and Restated Loan Agreement, among other things, permits borrowings under the Letter of Credit Subline (as defined in the Fifth Amended and Restated Loan Agreement) that exceed the cap of $40 million to $100 million, solely at the discretion of the lenders for such amounts in excess of $40 million. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2024, we had available borrowing capacity of $155.3 million under our Revolving Credit Facility, net of standby letters of credit issued of $25.2 million.
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
On February 21, 2023, the Company, the Borrowers, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the required lenders party thereto entered into the second amendment (the “Second Amendment”) to the Fifth Amended and Restated Loan Agreement. The Second Amendment, among other things, permits the Company and the Borrowers to enter into the Pathlight Term Loan (as defined below) and made certain changes conforming to the Term Loan.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 18, 2023, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Fifth Amended and Restated Loan and Security Agreement, dated as of March 29, 2021 (the “Revolving Credit Agreement”), by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as existing borrowers (the “Existing Borrowers”), and substantially concurrently with the closing of the Revolving Credit Agreement Amendment, Badcock, pursuant to a joinder, as new borrower (“New Borrower”, and together with the Existing Borrowers, collectively, “Borrowers”), certain banks and financial institutions named therein, as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders. The Third Amendment, among other things: (a) consents to the consummation of the transactions contemplated by the Investment Agreement; (b) extends the maturity date of the Revolving Credit Agreement to December 31, 2026; (c) provides for certain adjustments to the representations, warranties and covenants to incorporate the New Borrower into the Revolving Credit Agreement; (d) increases the existing interest rate margins by 0.50%, resulting in possible interest rate margins between (i) 3.00% and 3.75% for SOFR Rate Loans and (ii) 2.00% and 2.75% for Base Rate Loans, in each case based on the total net leverage ratio; (e) extends the termination date of the covenant relief period, which removes testing of the interest coverage covenant, to April 30, 2025; (f) provides for certain amendments to the borrowing base, including (i) modifying the inventory advance rate by removing the cap of 33.3% of revolving commitments and (ii) modifying the contract advance rate to equal the lesser of (x) 80% of net eligible contract payments and (y) 80% of the net fair market value of the owned contract portfolio; (g) provides for increased reporting requirements; (h) amends the minimum excess availability covenant to require, at all times during the term of the Revolving Credit Agreement, availability under the revolver of no less than the greater of (i) 17.5% of the borrowing base and (ii) $100.0 million; (i) replaces the minimum liquidity covenant with a springing, minimum fixed charge coverage ratio of 1.00:1.00, which shall only be tested to the extent availability under the Revolving Credit Agreement is less than 20% of the borrowing base, and testing of such covenant shall continue until the occurrence of the first fiscal-quarter end where availability as of such date has been in excess of 20% of the borrowing base for 30 consecutive days; (j) added a minimum EBITDA financial covenant; (k) increased the cap on revolver borrowings at any one time outstanding to $400.0 million with step downs beginning September 1, 2025 thereafter to $300.0 million; and (l) reduced revolver borrowing base to a $555.0 million asset-based revolving credit facility. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 8.8% for the year ended January 31, 2024.
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
Debt Covenants. The Third Amendment waived testing of the interest coverage covenants until the date on which the Company delivers financial statements and a compliance certificate for the fiscal quarter ending April 30, 2025 (unless earlier terminated pursuant to the terms of the Amendment). After giving effect to the foregoing amendment, as of January 31, 2024, we were in compliance with the covenants in our Revolving Credit Facility.
A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status as of January 31, 2024 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed minimum	Not Tested	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed minimum	Not Tested	1.50:1.00
Leverage Ratio must not exceed maximum	3.21:1.00	4.50:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.63:1.00	2.50:1.00
Capital Expenditures, net, must not exceed maximum	$70.1 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Pathlight Term Loan and Security Agreement. On February 21, 2023, Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers (the “Borrowers”), entered into a second-lien term loan and security agreement (the “Pathlight Term Loan,” and together with the Fifth Amended and Restated Loan Agreement, the

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“Senior Loan Agreements”) with Pathlight Capital LP, as administrative agent and collateral agent, and the financial institutions party thereto, as lenders (the “Lenders”). The Pathlight Term Loan provides for an aggregate commitment of $100.0 million to the Borrowers pursuant to a three-year secured term loan credit facility, which was fully drawn on February 21, 2023.
This loan was paid in full on December 18, 2023 with the proceeds from the BRF Term Loan (described below). When this loan was paid in full, we recorded a loss on extinguishment of debt of $14.2 million which included the prepayment penalty of $8.9 million and the write-off of debt issuance costs of $5.3 million.
BRF Term Loan and Security Agreement. On December 18, 2023, the Company, as parent and guarantor, and the Borrowers, entered into a second-lien term loan and security agreement with BRF Finance Co., LLC, (the “BRF Term Loan”), as administrative agent and collateral agent, and the financial institutions party thereto, as lenders. The BRF Term Loan provides for an aggregate commitment of $108.0 million to the Borrowers pursuant to a secured term loan credit facility maturing on February 20, 2027, which was fully drawn on December 18, 2023. Outstanding amounts under the BRF Term Loan will bear interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Term Loan), subject to a 4.80% floor, plus a margin of 8.00%. The obligations of the Borrowers under the BRF Term Loan are guaranteed by the Company and certain of the Borrowers’ subsidiaries. The Borrowers are required to make quarterly scheduled amortization payments of the BRF Term Loan prior to the maturity thereof in an amount equal to $1.35 million beginning January 2025. The BRF Term Loan is secured by liens (subject, in the case of priority, to the liens under the Revolving Credit Agreement) on substantially all of the assets of the Borrowers and their subsidiaries, subject to customary exceptions.
The Borrowers may elect to prepay all or any portion of the amounts owed under the BRF Term Loan, without a premium or penalty. The Borrowers are required to make mandatory prepayments of amounts owed under the BRF Term Loan in an amount equal to 100% of the proceeds received as a result of any of the following events, subject to certain adjustments: (i) the issuance of any equity securities by the Company that the Company contributes as additional common equity contributions to any Borrower; and (ii) the receipt by the Company, the Borrowers or any of their affiliates of any portion of the CARES Act Tax Refund Proceeds (as defined in the BRF Term Loan), subject to a cap. Voluntary and mandatory prepayments will be applied to the remaining scheduled installments of principal due in respect of the BRF Term Loan in the inverse order of maturity.
The BRF Term Loan contains customary covenants regarding the Borrowers and their subsidiaries that are generally based upon and are comparable to those contained in the Revolving Credit Agreement including, without limitation: financial covenants, such as the maintenance of a minimum interest coverage ratio, subject to a covenant relief period through the fiscal quarter ending April 30, 2025, a maximum leverage ratio, a minimum excess availability covenant and a springing, minimum fixed charge coverage ratio; and negative covenants, such as limitations on indebtedness, liens, mergers, asset transfers, certain investing activities and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The BRF Term Loan also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, and change of control.
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
Outstanding amounts under the Delayed Draw Term Loan will bear interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Delayed Draw Term Loan), subject to a 5.00% floor, plus a margin of 10.00%, which shall be payable monthly in arrears in cash except to the extent such payment in cash would result in a default or event of default under any of the Senior Loan Agreements, in which case such portion may be paid-in-kind and added to the outstanding principal amount of the term loans. Amounts under the Delayed Draw Term Loan that remain undrawn are subject to a commitment fee payable monthly based on the undrawn portion of the Delayed Draw Term Loan at a rate of 5.00% per annum. Furthermore, in connection with the funding of each draw under the Delayed Draw Term Loan and on the terms and subject to the conditions of the Delayed Draw Term Loan, including the Share Cap (which equals 19.99% of the shares of common stock in the Company issued and outstanding as of the date of the Delayed Draw Term Loan), the Company will issue to or as directed by the Lenders warrants to purchase a number of shares of common stock of the Company equal to 20% of the aggregate principal amount of such delayed draw term loan funded by a such Lender divided by the exercise price (as defined by the loan agreement). The obligations of the Borrowers under the Delayed Draw Term Loan are guaranteed by the Company and certain of the Borrowers’ subsidiaries. The Borrowers are not required to make any amortization or other payments (whether voluntary or mandatory) of principal under the Delayed Draw Term Loan until the maturity date. The Delayed Draw Term Loan is secured by liens

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(subject, in the case of priority, to the liens under the Fifth Amendment and Restated Loan) on substantially all of the assets of the Borrowers and their subsidiaries, subject to customary exceptions.
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
On December 18, 2023, the Company, entered into Amendment No. 1 (the “DDTL Amendment”) to the Delayed Draw Term Loan, by and among the Company, as parent and guarantor, the Existing Borrowers and substantially concurrently with the closing of the DDTL Amendment, Badcock, pursuant to a joinder, as new borrower, Stephens Investments Holdings LLC (“Stephens Investments”) and Stephens Group, LLC and the other lenders party thereto from time to time, and Stephens Investments, as administrative agent. The DDTL Amendment, among other things: (a) consents to the consummation of the transactions contemplated by the Investment Agreement; (b) extends the maturity date of the Term Loan Agreement to May 22, 2027; (c) provides for certain adjustments to the representations, warranties and covenants to incorporate the New Borrower into the Delayed Draw Term Loan; (d) added a minimum EBITDA financial covenant; and (e) provides for the ability of Borrowers to prepay all or any portion of the amounts owed under the Delayed Draw Term Loan, without a premium or penalty, subject to certain conditions, including demonstrating a trailing twelve-month EBITDA (on a pro forma basis) of the Company and its subsidiaries of no less than $185.0 million and a trailing six-month liquidity (on a pro forma basis) of the Company and its subsidiaries of no less than $100.0 million. In addition, the DDTL Amendment (i) obligates the Company to solicit stockholder approval to issue the maximum amount of Non-Voting Common Stock upon exercise of the maximum number of warrants thereunder, (ii) if stockholder approval is received, obligates the Company to issue warrants under the Delayed Draw Term Loan exercisable for Non-Voting Common Stock and (iii) if stockholder approval is received, clarifies that the provision of the Delayed Draw Term Loan limiting the number of shares underlying warrants issued thereunder to no more than 19.99% of the outstanding shares of Common Stock issued and outstanding as of the date of the Delayed Draw Term Loan does not apply to limit the number of shares of Non-Voting Common Stock issuable upon exercise of warrants.
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
Secured Borrowings. Prior to our acquisition, Badcock's strategy had been to securitize the majority of the customer accounts receivable by transferring them into separate special purpose entities. As these transfers failed sale accounting, the Company accounts for the transfers as secured borrowings. The cash collections on the receivables will amortize the borrowing until the third party debt held by the securitization vehicle is paid in full, at which time, the Company will receive cash flows related to certain residual balances. These secured borrowings are accounted for under the fair value option which are valued using Level 3 inputs. The valuation was conducted using the income approach which incorporates an estimate of projected future cash flows associated with the related customer receivables and applying a discount rate which incorporates the relevant risks associated with the related assets and the time value of money.

	As of January 31,
(in thousands)	2024	2023
Current installments of debt secured by accounts receivable	$147,815	$—
Non-current installments of debt secured by accounts receivable	20,772	—
Total debt secured by accounts receivable, net	$168,587	$—

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended January 31, 2024, the Company recognized interest expense related to the secured borrowings of $3.5 million. The Company had no secured borrowings during or for the year ended January 31, 2023.
8.     Income Taxes
Deferred tax assets and liabilities consisted of the following:

	January 31,
(in thousands)	2024	2023
Deferred tax assets:
Deferred revenue	$—	$579
Capitalized costs	1,771	—
Customer accounts receivable	23,583	—
Indirect tax reserve	4,935	3,393
Inventories	—	2,354
Lease liability	153,494	70,869
Stock-based compensation	4,118	4,009
Net operating loss carryforwards	8,670	11,122
Other	5,242	3,030
Total deferred tax assets	201,813	95,356
Valuation allowance	(25,219)	(6,584)
Total deferred tax assets, net of allowance	176,594	88,772

Deferred tax liabilities:
Allowance for credit losses	—	(13,217)
Inventory	(18,824)	—
Right-of-use asset	(125,441)	(58,895)
Vendor prepayments	(3,088)	(1,961)
Sales tax receivable	(3,445)	(3,718)
Property and equipment	(30,845)	(12,985)
Other	(554)	(37)
Total deferred tax liabilities	(182,197)	(90,813)
Net deferred tax liability	$(5,603)	$(2,041)

As of January 31, 2024, the Company had tax-effected federal and state net operating loss carryforwards of $8.7 million. Our federal net operating loss may be carried forward indefinitely, while our state net operating loss carryforwards begin to expire starting with fiscal year 2030. During the period, an ownership change occurred for tax purposes whereby future utilization of a significant portion of our current net operating loss carryforwards and net unrealized built-in losses are expected to be limited to $2.7 million a year.
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
The Company assessed all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. On the basis of this evaluation, as of January 31, 2024, a valuation allowance of $25.2 million was recorded against the Company's net federal and state deferred tax assets as it is not more likely than not that these assets would be realized. A valuation allowance of $6.6 million was recorded as of January 31, 2023.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision (benefit) for income taxes consisted of the following:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Current:
Federal	$(12,702)	$(2,607)	$13,428
State	842	845	3,285
Total current	(11,860)	(1,762)	16,713
Deferred:
Federal	(25,009)	(5,974)	14,726
State	(2,587)	665	2,073
Total deferred	(27,596)	(5,309)	16,799
(Benefit) provision for income taxes	$(39,456)	$(7,071)	$33,512
A reconciliation of the provision (benefit) for income taxes at the U.S. federal statutory tax rate and the total tax provision for each of the periods presented in the statements of operations follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Income tax (benefit) provision at U.S. federal statutory rate	$(24,434)	$(13,936)	$29,761
State income taxes, net of federal benefit	(2,121)	396	3,782
Bargain purchase gain	(22,020)	—	—
Provision to return adjustments	(1,841)	(1,401)	—
Recognition of uncertain tax benefit	(6,100)	—	—
Interest on tax	(3,342)	—	—
Employee benefits	1,737	2,193	419
Change in valuation allowance	18,635	6,584	—
Other tax	30	(907)	(450)
(Benefit) provision for income taxes	$(39,456)	$(7,071)	$33,512
Federal tax returns for fiscal years subsequent to January 31, 2020, remain subject to examination. Generally, state tax returns for fiscal years subsequent to January 31, 2020 remain subject to examination.
Changes in the balance of unrecognized tax benefits, excluding interest and penalties on uncertain tax positions, were as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Balance at February 1	$(10,642)	$(9,323)	$(9,853)
Increases related to prior year tax positions	(1,701)	—	—
Decreases related to prior year tax positions	1,210	—	982
Increases related to current year tax positions	—	(1,319)	(452)
Lapse of statute	4,581	—	—
Balance at January 31	$(6,552)	$(10,642)	$(9,323)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2024, 2023 and 2022 there are $1.7 million, $4.6 million, and $4.6 million, respectively of unrecognized tax benefits that, if recognized, would favorably affect the Company’s annual effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During the years ended January 31, 2024, the Company recognized a net benefit of $1.5 million related to interest and penalties. For the year ended January 31, 2023 and 2022, the Company recognized a net provision related to interest and penalties of approximately $0.3 million and $0.6 million, respectively.
It is reasonably possible that the Company may recognize a tax benefit of approximately $0.8 million within the next 12 months regarding the deductibility of compensation due to the lapse of the applicable statute of limitations. That recognition would result in a decrease of the Company's unrecognized tax benefit of $0.8 million.
9.     Leases
We lease most of our corporate store locations and our facilities and operating equipment under operating leases. In some cases we hold the lease for our dealer locations and lease back to the dealer. The fixed, non-cancelable terms of our real estate leases are generally five to fifteen years and generally include renewal options that allow us to extend the term beyond the initial non-cancelable term. However, prior to the expiration of the existing contract, the Company will typically renegotiate any lease contracts as opposed to continuing in the current lease under the renewal terms. As such, the lease renewal options are not recognized as part of the right-of-use assets and liabilities. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. Equipment leases generally provide for initial lease terms of three to five years and provide for a purchase right at the end of the lease term at the then fair market value of the equipment.
Certain operating leases contain tenant allowance provisions, which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. We record the full amount to be remitted by the landlord as a reduction to the operating lease right-of-use assets upon commencement of the lease and amortize the balance on a straight-line basis over the life of the lease.
Supplemental lease information is summarized below:

Assets		January 31,
(in thousands)	Balance sheet classification	2024	2023
Operating lease assets	Operating lease right-of-use assets	$556,416	$262,104
Finance lease assets	Property and equipment, net	3,821	4,900
Total leased assets		$560,237	$267,004
Liabilities
Operating (1)	Operating lease liability	$82,153	$66,204
Finance	Short-term debt and finance lease obligations	980	937
Operating	Operating lease liability - non current	598,712	331,109
Finance	Long-term debt and finance lease obligations	4,335	4,289
Total lease liabilities		$686,180	$402,539
(1)Represents the gross operating lease liability before tenant improvement allowances. As of January 31, 2024 and 2023, we had $6.7 million and $13.0 million of tenant improvement allowances to be remitted by the landlord.

Lease Cost		Year Ended January 31,
(in thousands)	Income statement classification	2024	2023
Operating lease costs (1)	Selling, general and administrative expense	$77,463	$69,135
Total operating lease cost		$77,463	$69,135
(1)Includes short-term and variable lease costs, which are not significant.
Operating lease right-of-use assets (“ROU Assets”) and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating lease ROU Assets are regularly reviewed for impairment under the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall. No impairment was recognized for the year ended January 31, 2024, 2023 and 2022.
Additional details regarding the Company’s leasing activities as a lessee are presented below:

Other Information	Year Ended January 31,
(dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$98,956	$87,304
Weighted-average remaining lease term (in years)
Finance leases	8.3	8.4
Operating leases	8.9	6.5
Weighted-average discount rate
Finance leases	5.6%	5.1%
Operating leases	7.8%	7.3%

For the years ended January 31, 2024, 2023 and 2022, total rent expense was $81.3 million, $69.8 million and $65.8 million, respectively.
The following table presents a summary of our minimum contractual lease commitments and obligations as of January 31, 2024:

(in thousands)	Operating Leases	Finance Leases	Total
Year ending January 31,
2025	$122,034	$1,338	$123,372
2026	123,467	1,041	124,508
2027	113,106	764	113,870
2028	103,456	707	104,163
2029	91,722	280	92,002
Thereafter	383,971	2,380	386,351
Total undiscounted cash flows	937,756	6,510	944,266
Less: Interest	256,891	1,195	258,086
Total lease liabilities	$680,865	$5,315	$686,180

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company as Lessor
The Company subleases some of its leased locations to certain dealers for operation as Badcock stores. The terms of these leases generally match those of the lease the Company has with the lessor.
The following table illustrates the Company’s expectation of lease payments to be received for non-cancelable subleases as of January 31, 2024:

(in thousands)	Operating Leases
Fiscal Year	Subleases
2025	$8,801
2026	7,838
2027	6,829
2028	5,503
2029	3,509
Thereafter	7,704
Total future minimum receipts	$40,184

10.     Stock-Based Compensation
On May 28, 2020, our stockholders approved the Conn’s, Inc. 2020 Omnibus Incentive Plan (“2020 Plan”). Upon the effectiveness of the 2020 Plan, no further awards were, or may in the future, be granted under any of our prior plans, which include the 2016 Omnibus Incentive Plan (“2016 Plan”), 2011 Non-Employee Director Restricted Stock Plan (“2011 Director Plan”) and the 2003 Non-Employee Director Stock Option Plan (“2003 Director Plan”). The 2020 plan provides for the issuance of 1,800,000 shares of Company common stock plus such number of shares as were, and may become, available under our prior plans. As such, shares subject to an award under the 2020 Plan, the 2016 Plan, the 2011 Plan, the 2011 Director Plan, the 2003 Director Plan or our Amended and Restated 2003 Incentive Stock Option Plan (“2003 Plan”) that lapse, expire, are forfeited or terminated, or are settled in cash will again become available for future grant under the 2020 Plan. During fiscal year 2024, a total of 1,465,784 shares were transferred to the 2020 Plan which all derived from the 2016 Omnibus Incentive Plan. During fiscal year 2023, a total of 261,935 shares were transferred to the 2020 Plan which all derived from the 2016 Omnibus Incentive Plan.
Our 2020 Plan is an equity-based compensation plan that allows for the grant of a variety of awards, including stock options, restricted stock awards, RSUs, PSUs, stock appreciation rights and performance and cash awards. Awards are generally granted once per year, with the amount and type of awards determined by the Compensation Committee of our Board of Directors. Stock options, RSUs and PSUs are subject to early termination provisions but generally vest over a period of three years or four years from the date of grant. Stock options under the various plans are issued with exercise prices equal to the market value on the date of the grant and, typically, expire ten years after the date of grant.
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
As of January 31, 2024, shares authorized for future issuance were 1,032,934 under the 2020 Plan.
Stock-Based Compensation Expense. Total stock-based compensation expense, recognized primarily in SG&A, from stock-based compensation consisted of the following:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Stock options	$—	$208	$1,608
RSUs and PSUs	10,028	10,392	7,038
Employee stock purchase plan	230	372	269
Accelerated RSU expense charged to severance	—	5,736	—
Total stock-based compensation expense	$10,258	$16,708	$8,915

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended January 31, 2024, 2023, and 2022, we recognized tax benefits related to stock-based compensation of $2.4 million, $2.5 million and $1.8 million, respectively.  As of January 31, 2024, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $9.2 million and is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of RSUs, PSUs and stock options vested during fiscal years 2024, 2023 and 2022 was $4.0 million, $13.6 million and $14.0 million, respectively, based on the market price at the vesting date.
Stock Options.
The following table summarizes the activity for outstanding stock options:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding, January 31, 2023	600,000	$30.12
Granted	—	$—
Exercised	—	$—
Forfeited and expired	—	$—
Outstanding, January 31, 2024	600,000	$30.12	4.0
Vested and expected to vest, January 31, 2024	600,000	$30.12	4.0
Exercisable, January 31, 2024	600,000	$30.12	4.0
No stock options were granted, exercised, or forfeited during the years ended January 31, 2024 and January 31, 2022. During the year ended January 31, 2023, 120,166 stock options were forfeited at a weighted average exercise price of $32.35. The aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable at January 31, 2024 was approximately $0.0 million. The total fair value of common stock options vested during fiscal years 2024, 2023 and 2022 was $0.0 million, $6.3 million and $7.5 million, respectively, based on the market price at the vesting date.
Restricted Stock Units. The restricted stock unit program consists of a combination of PSUs and RSUs. RSUs vest on a straight-line basis over their term, which is generally three years to four years.
As of January 31, 2024 there are three PSU awards outstanding. Under each PSU award, the number of PSUs issued is dependent upon attainment of an annualized Total Shareholder Return (“TSR”) target for the period identified in the award, which is three fiscal years. In the event TSR exceeds the respective defined target, shares will be awarded in excess of the target amount. For the first award, this is up to a maximum of 150% of the target award, and for the second and third awards, this is up to 200% of the target award. In the event TSR falls below the respective predefined target, a reduced number of shares will be awarded. If TSR falls below the respective threshold level, no shares will be awarded. PSUs vest on predetermined schedules, which occur over three years.
For grants of PSUs, the fair value is the market value of our stock at the date of issuance adjusted for the market condition using a Monte Carlo model. No dividend yield was included in the weighted average assumptions for the PSUs granted during fiscal years 2024 or 2023. The weighted average fair value per grant issued is $13.49 and $30.39 for fiscal years 2024 and 2023, respectively. The weighted-average assumptions used in the Monte Carlo valuations are as follows:

	Year Ended January 31,
	2024	2023
Expected stock price volatility	73.0%	78.0%-80.0%
Risk-free interest rate	3.75%	1.39%-2.58%
Expected life (in years)	3.0	2.8 - 3.0

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity for RSUs and PSUs:

	Time-Based RSUs		Performance-Based RSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Total Number of Units
Balance, January 31, 2023	1,233,640	$14.94	504,718	$20.68	1,738,358
Granted	1,624,518	$6.29	174,290	$13.49	1,798,808
Vested and converted to common stock	(675,299)	$13.53	—	$—	(675,299)
Forfeited	(272,510)	$11.24	(298,768)	$12.47	(571,278)
Balance, January 31, 2024	1,910,349	$8.61	380,240	$23.83	2,290,589
The total fair value of restricted and performance shares vested during fiscal years 2024, 2023 and 2022 was $4.0 million, $7.2 million, and $6.4 million, respectively, based on the market price at the vesting date. The total fair value of restricted and performance shares granted during fiscal years 2024, 2023 and 2022 was $12.6 million, $19.9 million and $17.9 million, respectively.
Employee Stock Purchase Plan. Our Employee Stock Purchase Plan is available to our employees, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2024, 2023 and 2022, we issued 157,555, 106,257 and 51,262 shares of common stock, respectively, to employees participating in the plan, leaving 262,517 shares remaining reserved for future issuance under the plan as of January 31, 2024.
11.     Significant Vendors
As shown in the table below, a significant portion of our merchandise purchases were made from six vendors:

	Year Ended January 31,
	2024	2023	2022
Vendor A	31.3%	31.6%	31.5%
Vendor B	18.5	17.4	21.1
Vendor C	11.1	11.0	11.0
Vendor D	2.6	4.2	5.0
Vendor E	2.3	2.7	2.5
Vendor F	2.1	2.5	2.2
Top six vendors combined	67.9%	69.4%	73.3%
The vendors shown above represent the top six vendors with the highest dollar volume in each period shown. The same vendor may not necessarily be represented in all periods presented.
12.     Defined Contribution Plan
We have established a defined contribution 401(k) plan for eligible employees. Employees may contribute up to 50% of their eligible pretax compensation to the plan and we match 100% of the first 3% of the employees’ contributions and an additional 50% of the next 2% of the employees’ contributions. At our option, we may make supplemental contributions to the plan, but have not made such supplemental contributions in the past four years. The matching contributions made by us totaled $2.1 million, $1.6 million and $2.2 million during the years ended January 31, 2024, 2023 and 2022, respectively.
13.     Commitments and Contingencies
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

14.     Variable Interest Entities
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn’s, Inc.):

(in thousands)	January 31, 2024	January 31, 2023
Assets:
Restricted cash	$49,940	$38,727
Customer accounts receivable:
Customer accounts receivable	715,176	506,811
Restructured accounts	73,205	46,626
Allowance for credit losses	(136,821)	(105,982)
Allowance for no-interest option credit programs	(15,505)	(9,340)
Deferred fees and origination costs	(7,530)	(4,851)
Total customer accounts receivable, net	628,525	433,264
Customer accounts receivable under fair value option	173,631	—
Due from Conn's, Inc., net	44,103	—
Total assets	$852,096	$471,991
Liabilities:
Accrued expenses	$1,155	$3,475
Other liabilities	5,995	4,578
Due to Conn’s, Inc., net	—	2,249
Secured borrowings - current	147,815	—

Long-term debt:
Secured borrowings - non-current	20,841	—
2021-A Class B Notes	—	54,597
2021-A Class C Notes	16,815	63,890
2022-A Class A Notes	—	117,935
2022-A Class B Notes	51,238	132,090
2022-A Class C Notes	63,090	63,090
2023-A Class A Notes	67,673	—
2023-A Class B Notes	82,430	—
2023-A Class C Notes	30,550	—
2024-A Class A Notes	133,490	—
2024-A Class B Notes	98,120	—
2024-A Class C Notes	27,760	—
	739,822	431,602
Less deferred debt issuance costs	(23,623)	(20,812)
Total debt	716,199	410,790
Total liabilities	$723,349	$421,092
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of asset-backed notes have no recourse to assets outside of the respective VIEs.
15.     Segment Information
Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources and assess performance. We are a leading specialty retailer and offer a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consumers. We have two operating segments: (i) retail and (ii) credit. Our operating segments complement one another. The retail segment operates primarily through our stores and website. Our retail segment product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit segment offers affordable financing solutions to a large, under-served population of consumers who typically have limited credit alternatives. Our operating segments provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, fast delivery and installation in the majority of our markets, and product repair service. The operating segments follow the same accounting policies used in our consolidated financial statements.
With the acquisition of Badcock, we evaluated our segments and determined we continue to have two operating and reportable segments. We made this determination based on the following facts and circumstances: our chief operating decision maker remains the same, Badcock historically operated a retail and credit business, and the overall similarity of the legacy Conn's and Badcock businesses.
We evaluate a segment’s performance based upon operating income before taxes. SG&A includes the direct expenses of the retail and credit operations, allocated overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is calculated using an annual rate of 2.5% times the average outstanding portfolio balance for each applicable period. The eliminations column comprises intercompany transactions between the credit and retail segment for our in-house lease-to-own business which began operations during the fiscal year ended 2024.
As of January 31, 2024, we operated retail stores in 15 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2024
(in thousands)	Retail	Credit	Eliminations	Total
Revenues:
Furniture and mattress	$352,375	$—	$(2,054)	$350,321
Home appliance	338,725	—	(2,105)	336,620
Consumer electronics	110,571	—	(1,580)	108,991
Computers	37,737	—	(1,027)	36,710
Other	64,250	—	(62)	64,188
Product sales	903,658	—	(6,828)	896,830
Repair service agreement commissions	72,738	—	—	72,738
Service revenues	8,763	—	—	8,763
Total net sales	985,159	—	(6,828)	978,331
Finance charges and other revenues	3,409	257,193	(1,250)	259,352
Total revenues	988,568	257,193	(8,078)	1,237,683
Costs and expenses:
Cost of goods sold	631,604	4,377	(6,293)	629,688
Selling, general and administrative expense (1)	431,887	130,741	(1,000)	561,628
Provision for bad debts	540	153,540	—	154,080
Charges and credits	17,565	—	—	17,565
Total costs and expenses	1,081,596	288,658	(7,293)	1,362,961
Operating loss	(93,028)	(31,465)	(785)	(125,278)
Interest expense	45	81,662	—	81,707
Loss on extinguishment of debt	—	14,221	—	14,221
Bargain purchase gain, net of deferred taxes	(104,857)	—	—	(104,857)
(Loss) income before income taxes	$11,784	$(127,348)	$(785)	$(116,349)
Additional Disclosures:
Property and equipment additions	$38,698	$3,078	$—	$41,776
Depreciation expense	$46,309	$4,108	$—	$50,417
	January 31, 2024
(in thousands)	Retail	Credit	Eliminations	Total
Total assets	$594,865	$1,849,177	$—	$2,444,042

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2023
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$340,325	$—	$340,325
Home appliance	430,250	—	430,250
Consumer electronics	139,868	—	139,868
Computers	37,547	—	37,547
Other	38,610	—	38,610
Product sales	986,600	—	986,600
Repair service agreement commissions	80,446	—	80,446
Service revenues	9,544	—	9,544
Total net sales	1,076,590	—	1,076,590
Finance charges and other revenues	1,119	264,818	265,937
Total revenues	1,077,709	264,818	1,342,527
Costs and expenses:
Cost of goods sold	710,234	—	710,234
Selling, general and administrative expense (1)	391,393	134,819	526,212
Provision for bad debts	896	120,297	121,193
Charges and credits	14,360	—	14,360
Total costs and expenses	1,116,883	255,116	1,371,999
Operating (loss) income	(39,174)	9,702	(29,472)
Interest expense	—	36,891	36,891
Loss before income taxes	$(39,174)	$(27,189)	$(66,363)
Additional Disclosures:
Property and equipment additions	$80,942	$939	$81,881
Depreciation expense	$44,304	$1,971	$46,275
	January 31, 2023
(in thousands)	Retail	Credit	Total
Total assets	$537,332	$1,178,883	$1,716,215

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2022
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$411,167	$—	$411,167
Home appliance	500,051	—	500,051
Consumer electronics	191,234	—	191,234
Computers	66,707	—	66,707
Other	36,386	—	36,386
Product sales	1,205,545	—	1,205,545
Repair service agreement commissions	89,101	—	89,101
Service revenues	10,743	—	10,743
Total net sales	1,305,389	—	1,305,389
Finance charges and other revenues	949	283,693	284,642
Total revenues	1,306,338	283,693	1,590,031
Costs and expenses:
Cost of goods sold	825,987	—	825,987
Selling, general and administrative expense (1)	399,393	145,097	544,490
Provision for bad debts	479	47,705	48,184
Charges and credits	2,677	—	2,677
Total costs and expenses	1,228,536	192,802	1,421,338
Operating income	77,802	90,891	168,693
Interest expense	—	25,758	25,758
Loss on extinguishment of debt	—	1,218	1,218
(Loss) income before income taxes	$77,802	$63,915	$141,717
Additional Disclosures:
Property and equipment additions	$44,618	$1,392	$46,010
Depreciation expense	$43,728	$1,721	$45,449
	January 31, 2022
(in thousands)	Retail	Credit	Total
Total assets	$671,920	$1,082,546	$1,754,466
(1)For the years ended January 31, 2024, 2023 and 2022, the amount of overhead allocated to each segment reflected in SG&A was $32.5 million, $31.7 million and $40.6 million, respectively. For the years ended January 31, 2024, 2023 and 2022, the amount of reimbursement made to the retail segment by the credit segment was $25.0 million, $26.3 million and $28.3 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Stockholder's Equity
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

	Year Ended January 31,
	2024	2023	2022
Weighted-average common shares outstanding - Basic	24,250	24,117	29,268
Dilutive effect of stock options, RSUs and PSUs	—	—	733
Weighted-average common shares outstanding - Diluted	24,250	24,117	30,001
For the years ended January 31, 2024, 2023 and 2022, the weighted-average number of stock options, RSUs, and PSUs not included in the calculation due to their anti-dilutive effect, was 1,730,025, 1,446,168 and 704,582, respectively.
Preferred Stock. In conjunction with the acquisition of Badcock, the Company issued 1,000,000 shares of its preferred stock. The shares are convertible into an aggregate of 24,540,295 shares of Non-Voting Common Stock, which represents 49.99% of the issued and outstanding shares of common stock. Effective immediately upon the receipt of stockholder approval, all Preferred Stock will automatically be converted into a number of shares of Non-Voting Common Stock. Except as otherwise required by law, the Preferred Stock does not have voting rights. Preferred stock is separately stated in the Mezzanine Equity section of the Consolidated Balance Sheet and stated at fair value upon issuance. If stockholder approval occurs, the shares immediately convert to non-voting common shares and the current amount of $62.2 million will be reclassified to Additional Paid In Capital.
Under the guidance of FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), we determined that the preferred stock issued in connection with our acquisition of Badcock is participating due to their priority over common shareholders and accrue dividends which are payable until they convert to non-voting common shares. The preferred shares are contained within mezzanine equity, between Total Liabilities and Stockholder's Equity on the Consolidated Balance Sheet.
Stock Repurchase Plan. On December 14, 2021, our board of directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase up to $150.0 million of our outstanding common stock. The stock repurchase program expired on December 14, 2022. During the year ended January 31, 2024, we did not repurchase any shares of our common stock. For the year ended January 31, 2023, we repurchased 3,316,000 shares of our common stock at an average weighted cost per share of $20.57 for an aggregate amount of $68.2 million.
17. Business Acquisition
On December 18, 2023, the Company acquired 100% of the outstanding stock units of W.S. Badcock, LLC (Badcock) in exchange for 1,000,000 shares of Conn's preferred stock which is convertible into an aggregate of 24,540,295 non-voting common shares, subject to stockholder approval. The non-voting common shares represent 49.99% of the issued and outstanding shares of Conn's common stock immediately available after conversion. The fair value of the consideration transferred at the acquisition date was $69.3 million which includes $7.1 million of expenses paid on behalf of the seller. The primary driver for this acquisition was to accelerate growth opportunities by combining two complementary businesses with similar product categories, payment solutions and customer profiles.
The Company incurred transaction costs of approximately $16.3 million during the year ended January 31, 2024. These costs are included in the line item "Charges and Credits" on the Consolidated Statements of Operations.
The Company accounted for this purchase in accordance with ASC Topic 805, “Business Combinations.” Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed and the consideration given at their fair value on the acquisition date. The following table summarizes the preliminary allocation of the fair values of the identifiable assets acquired and liabilities assumed in the Badcock acquisition, all of which are considered level 3 assets. We engaged an outside valuation firm to assist in the fair value determination of acquired assets and liabilities. We may adjust the preliminary purchase price allocation, after the acquisition closing date and through the end of the measurement period of one year or less, as we finalize the valuation of acquired assets and liabilities.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognized amounts of identifiable assets and liabilities are as follows:

(in thousands)	December 18, 2023
Cash and cash equivalents	$3,714
Inventories	129,748
Customer accounts receivable	90,603
Securitized customer accounts receivable, current	189,191
Other current assets	8,901
Securitized customer accounts receivable, non-current	26,953
Property, plant, and equipment	50,430
Operating lease right-of-use-assets	222,342
Other assets	4,306
Total assets	726,188
Current operating lease liabilities	23,982
Accounts payable and accrued expenses	77,175
Other current liabilities	8,216
Secured borrowings	204,867
Deferred tax liability	31,074
Non-current operating lease liabilities	202,122
Other long-term liabilities	4,628
Total liabilities	552,064
Net assets acquired	174,124
Consideration transferred	69,267
Bargain purchase gain	$104,857

The accounts receivables acquired consists of consumer receivables owned by Badcock as well as receivables that are beneficially owned by a securitization trust.  The original transfer of these receivables did not meet the requirements of sale accounting under ASC 860 and therefore are reflected as assets on the balance sheet with the corresponding amounts payable to the securitization trust as a secured borrowing.
Operating lease right-of-use assets of $222.3 million and operating lease liabilities of $202.1 million, consist of leases for retail store locations, warehouses and office equipment.
Property, plant and equipment consists of fixtures and equipment of $27.8 million, buildings and building improvements of $2.0 million, land and land improvements of $1.4 million, leasehold improvements of $8.5 million, assets held for sale of $9.6 million, and construction in progress of $1.1 million.
As of December 18, 2023, the fair value of the assets acquired and liabilities assumed exceeded the fair value of the consideration given and as such, we recorded a bargain purchase gain net of deferred taxes of $104.9 million. The amount is classified as “Bargain purchase gain, net of deferred taxes” on the Consolidated Statements of Operations. The Company determined the bargain purchase is appropriate as a result of a few factors. The Badcock business will require substantial liquidity in future periods which the Company is in a unique position to offer. With the current macro economic circumstances of high inflation and interest rates, Badcock has experienced a combination of reduced sales and increased liquidity requirements which motivated the seller to dispose of this business.
Badcock Results
The Company's results for the year ended January 31, 2024 include the operations of Badcock from the acquisition date of December 18, 2023 through January 31, 2024.
The table below presents the estimated impact of the Badcock acquisition on our revenue and loss from continuing operations, net of tax for the year ended January 31, 2024. The table also includes unaudited pro forma information on our combined results of operations as they may have appeared assuming the Badcock acquisition had been completed on February 1, 2023.

These amounts include certain corporate expenses, transaction costs or merger related expenses that resulted from the acquisition and are therefore not representative of the actual results of the operations of these businesses on a stand-alone basis.
Included in the unaudited combined pro forma results are adjustments to reflect the impact of certain purchase accounting adjustments, including adjustments to Customer accounts receivable; Inventory; Leases; Charges and Credits; Depreciation and amortization; and Interest expense.
The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the actual combined financial results had the closing of the Badcock acquisition been completed on February 1, 2023 nor does it reflect the benefits obtained through the integration of business operations realized since acquisition. Furthermore, the information is not indicative of the results of operations in future periods. The unaudited pro forma combined financial information does not reflect the impact of possible business model changes nor does it consider any potential impacts of market conditions, expense efficiencies or other factors.

	Badcock Impact (Unaudited)	Combined Pro Forma Results (Unaudited)
		Year Ended January 31,
(in thousands)	From December 18, 2023 through January 31, 2024	2024	2023
Revenues	$68,428	$1,868,976	$2,261,583
Net (loss) income attributable to Conn's, Inc.	$(4,426)	$(80,862)	$31,486

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, we completed the Badcock acquisition during the fourth quarter of fiscal year 2024. We have begun the process of assessing Badcock's controls for design and operating effectiveness, and intend to include the results of that work in our fiscal year 2025 annual evaluation of internal control over financial reporting.
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
Our management (under the supervision and with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on our assessment and those criteria, management believes that, as of January 31, 2024, our internal controls over financial reporting are effective.
We have excluded Badcock in fiscal year 2024 from our evaluation of our internal controls over financial reporting. Badcock represented 28% of the Company’s consolidated Total assets at January 31, 2024, while its Revenues comprised 6% of the Company’s consolidated revenues for the year ended January 31, 2024.
The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Conn’s, Inc.
The Woodlands, Texas
April 18, 2024

/s/ Timothy Santo
Timothy Santo
Chief Financial Officer

/s/ Norman L. Miller
Norman L. Miller
President and Chief Executive Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Conn’s, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Conn’s, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of W.S. Badcock LLC (“Badcock”), which is included in the 2024 consolidated financial statements of the Company and constituted 28% of total assets as of January 31, 2024 and 6% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Badcock.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated April 18, 2024 expressed an unqualified opinion thereon.
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
April 18, 2024

ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2024 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2024 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2024 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2024 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2024 Annual Meeting of Stockholders.

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
2.1
Investment Agreement, dated as of December 18, 2023, among Conn’s, Inc., Franchise Group Newco BHF, LLC, W.S. Badcock LLC, Freedom VCM Interco Holdings, Inc. and Franchise Group, Inc. (incorporated by reference to exhibit 2.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 20, 2023)

3.1
Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Third Amended and Restated Bylaws of Conn’s, Inc. effective as of December 7, 2020 (incorporated herein by reference to exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 4, 2020)

3.3

Certificate of Designations of Nonvoting Convertible Preferred Stock (incorporated by reference to exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 20, 2023)

4.1
Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.5 to Form 10-K for the annual period ended January 31, 2021 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 31, 2021))

4.3
Base Indenture, dated as of November 23, 2021, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

4.4
Series 2021-A Supplement to the Base Indenture, dated as of November 23, 2021, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

4.5
Base Indenture, dated as of July 21, 2022, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

4.6
Series 2022-A Supplement to the Base Indenture, dated as of July 21, 2022, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

4.7
Base Indenture, dated as of August 17, 2023, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 22, 2023)

4.8
Series 2023-A Supplement to the Base Indenture, dated as of August 17, 2023, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 22, 2023)

4.9
Base Indenture, dated as of January 26, 2024, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on January 31, 2024)

4.10
Series 2024-A Supplement to the Base Indenture, dated as of January 26, 2024, by and between the Issuer and the Trustee (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on January 31, 2024)

4.11
Form of Warrant (included as Exhibit E in Exhibit 10.6) (incorporated by reference to exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 20, 2023)

* 10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.1.1
Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

* 10.1.2
Form of Stock Option Agreement under the Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.2 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.2
2011 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) filed the Securities and Exchange Commission on May 26, 2011)

* 10.2.1
Form of Restricted Stock Award Agreement under the 2011 Employee Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

* 10.3
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.3.1
Form of Stock Option Agreement under the 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2.1 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.4
2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.2 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.1
First Amendment to 2011 Non-Employee Director Restricted Stock Plan effective August 27, 2013 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.2
Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.3
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.4
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

*10.4.5
Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.6
Revised Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

* 10.5
2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 (File No. 333-211584) as filed with the Securities and Exchange Commission on May 25, 2016)

*10.5.1
Amended 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Appendix A to Conn’s, Inc. Definitive Proxy Statement on Schedule 14A (File No. 001-34956) as filed with the Securities and Exchange Commission on April 17, 2017)

*10.5.2
Form of Restricted Stock Unit Award Agreement (Time-based and Performance-based Vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.3
Form of Restricted Stock Unit Award Agreement (Time-based vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.4
Form of Performance-Based Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.3 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

*10.5.5
Form of Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.4 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

*10.6
Conn’s, Inc. 2020 Omnibus Equity Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34956) as filed with the Securities and Exchange Commission on April 14, 2020)

* 10.7
Conn’s, Inc. Amended 2020 Omnibus Equity Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34956) as filed with the Securities and Exchange Commission on April 13, 2023)

* 10.8
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.9
Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.10
Executive Severance Agreement by and between Norman Miller and Conn’s Inc., dated as of September 7, 2015 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

*10.11
Offer of employment from Conn’s Inc. to George Bchara, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 14, 2016)

*10.12
Executive Severance Agreement by and between Rodney Lastinger and Conn’s Inc., dated as of June 3, 2019 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 001-34956) filed with the Securities and Exchange Commission on September 3, 2019)

*10.13
Letter Agreement, dated August 4, 2021, between Conn’s, Inc. and Norman L. Miller. (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc.’s Current on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 5, 2021)

10.14
Amended and Restated Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2020 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 3, 2020)

**10.15
Fifth Amended and Restated Loan Agreement, dated March 29, 2021, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.15 to Form 10-K for the annual period ended January 2021 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 31, 2021)

**10.16
Amendment No. 1 to Fifth Amended and Restated Loan and Security Agreement, dated November 21, 2022, among the Company, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., certain banks and financial institutions named therein, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 22, 2022

10.17
Amendment No. 2 to Fifth Amended and Restated Loan and Security Agreement, dated as of February 21, 2023, among Conn's Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, as lenders (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 00-34956) as filed with the Securities and Exchange Commission on February 24, 2023

10.18
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.19
Note Purchase Agreement, dated November 17, 2021, by and among Conn Appliances, Inc., Conn’s Receivables Funding 2021-A, LLC, Conn Appliances Receivables Funding, LLC, Conn’s, Inc. and the Initial Purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 18, 2021)

10.20
First Receivables Purchase Agreement, dated November 23, 2021, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.21
Second Receivables Purchase Agreement, dated November 23, 2021, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.22
Purchase and Sale Agreement, dated November 23, 2021, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.23
Servicing Agreement dated as of November 23, 2021, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 26, 2021)

10.24
Note Purchase Agreement, dated July 14, 2022, by and among Conn Appliances, Inc., Conn’s Receivables Funding 2022-A, LLC, Conn Appliances Receivables Funding, LLC, Conn’s, Inc. and the Initial Purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 18, 2022)

10.25
First Receivables Purchase Agreement, dated July 21, 2022, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

10.26
Second Receivables Purchase Agreement, dated July 21, 2022, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

10.27
Purchase and Sale Agreement, dated July 21, 2022, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

10.28
Servicing Agreement dated as of July 21, 2022, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 9, 2022)

10.31
First Receivables Purchase Agreement, dated August 17, 2023, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 22, 2023)

10.32
Second Receivables Purchase Agreement, dated August 17, 2023, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 22, 2023)

10.33
Purchase and Sale Agreement, dated August 17, 2023, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 22, 2023)

10.34
Servicing Agreement dated as of August 17, 2023, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 22, 2023)

10.35
First Receivables Purchase Agreement, dated January 26, 2024, by and between the Seller and the Depositor (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on January 31, 2024)

10.36
Second Receivables Purchase Agreement, dated January 26, 2024, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on January 31, 2024)

10.37
Purchase and Sale Agreement, dated January 26, 2024, by and between the Seller and the Receivables Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on January 31, 2024)

10.38
Servicing Agreement dated as of January 26, 2024, by and among the Issuer, the Receivables Trust, the Servicer and the Trustee (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on January 31, 2024)

10.39

Form of Voting Agreement, dated as of December 18, 2023 (incorporated by reference to exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 20, 2023)

10.40

Investor Rights Agreement, dated as of December 18, 2023, among Conn’s, Inc., Franchise Group Newco BHF, LLC and Freedom VCM Interco Holdings, Inc. (incorporated by reference to exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 20, 2023)

10.41

Registration Rights Agreement, dated as of December 18, 2023, among Conn’s, Inc., Franchise Group Newco BHF, LLC and Freedom VCM Interco Holdings, Inc. (incorporated by reference to exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 20, 2023)

10.42

Amendment No. 3 to Fifth Amended and Restated Loan and Security Agreement, dated as of December 18, 2023, among Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, as lenders (incorporated by reference to exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 20, 2023)

10.43
Term Loan and Security Agreement, dated as of December 18, 2023, among Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP, Conn Credit Corporation, Inc., and W.S. Badcock LLC, as borrowers, BRF Finance Co., LLC, as administrative agent and collateral agent, and the financial institutions party thereto, as lenders (incorporated by reference to exhibit 10.5 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 20, 2023)

10.44

Amendment No. 1 to Delayed Draw Term Loan and Security Agreement, dated as of December 18, 2023, among Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain financial institutions, as lenders, and Stephens Investments Holdings LLC, as administrative agent (incorporated by reference to exhibit 10.6 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 20, 2023)

10.45
Delayed Draw Term Loan and Security Agreement, dated as of July 31, 2023, among Conn's Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain financial institutions, as lenders, and Stephens Investments Holdings LLC, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc.'s Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 31, 2023)

10.46
Amendment No. 1 to Term Loan and Security Agreement, dated as of January 22, 2024, among Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP, Conn Credit Corporation, Inc., and W.S. Badcock LLC, as borrowers, BRF Finance Co., LLC, as administrative agent and collateral agent, and the financial institutions party thereto, as lenders.

10.47*	Offer Letter, dated as of February 15, 2024, between Conn’s, Inc. and Mr. Norman Miller
10.48*	Executive Severance Agreement, dated as of February 15, 2024, between Conn’s, Inc. and Mr. Norman Miller
21	Subsidiaries of Conn’s, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
97	Conn's, Inc. Compensation Recovery Policy
101
The following financial information from our Annual Report on Form 10-K for the annual period ended January 31, 2024, filed with the SEC on April 18, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) consolidated balance sheets as of January 31, 2024 and 2023, (ii) consolidated statements of operations for the fiscal years ended January 31, 2024, 2023 and 2022, (iii) consolidated statements of comprehensive income for the fiscal years ended January 31, 2024, 2023 and 2022, (iv) consolidated statements of stockholders’ equity for the fiscal years ended January 31, 2024, 2023 and 2022, (v) consolidated statements of cash flows for the fiscal years ended January 31, 2024, 2023 and 2022, and (vi) notes to consolidated financial statements

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

CONN’S, INC.
(Registrant)

	By:	/s/ Norman L. Miller
Date:		Norman L. Miller
April 18, 2024		President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman L. Miller
Norman L. Miller	President and Chief Executive Officer	April 18, 2024

/s/ Timothy Santo
Timothy Santo	Chief Financial Officer (Principal Financial and Accounting Officer)	April 18, 2024

/s/ Bob L. Martin
Bob L. Martin	Director	April 18, 2024

/s/ William E. Saunders Jr.
William E. Saunders Jr.	Director	April 18, 2024

/s/ Douglas H. Martin
Douglas H. Martin	Director	April 18, 2024

/s/ David Schofman
David Schofman	Director	April 18, 2024

/s/ Oded Shein
Oded Shein	Director	April 18, 2024

/s/ James H. Haworth
James H. Haworth	Director	April 18, 2024

/s/ Ann B. Gugino
Ann B. Gugino	Director	April 18, 2024

/s/ Karen Hartje
Karen Hartje	Director	April 18, 2024